Form 10QSB
period 1995-10-31
AMACAN RESOURCES CORP
filed 1995-12-15
CIK 4317

                                                                     Page 1 of 9
                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark one)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  October 31, 1995

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 06425

                          AMACAN RESOURCES CORPORATION
             (Exact name of registrant as specified in its charter)

               Utah                                       87-0284979
(State or other jurisdiction of                        (I.R.S. Employer
 Incorporation or organization)                       Identification No.)

      1399 South Seventh East
       Salt Lake City, Utah                                   84105
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (801) 486-9911

                            Not Applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ---    ---

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                 Outstanding at November 30, 1995
   --------------------------      --------------------------------
   Common capital stock, $.25
      par value                                2,723,714

Transitional Small Business Disclosure Format (check one):
Yes     No  X
    ---    ---

PART I.  FINANCIAL INFORMATION                                       Page 2 of 9

ITEM I. FINANCIAL STATEMENTS

                          AMACAN RESOURCES CORPORATION
                      Condensed Consolidated Balance Sheets
                       October 31, 1995 and April 30, 1995
                                   (Unaudited)

                                                      October 31,     April 30,
                                                         1995           1995
                                                      -----------     ---------
         ASSETS
         ------
Current assets:
  Cash                                                 $  63,928      $  84,851
  Investments-Certificate of deposit                     450,369        436,686
      Accounts receivable                                 22,248         18,711
                                                       ---------      ---------

                 Total current assets                    536,545        540,248

Interest in oil and gas properties,
  mining claims and equipment, at cost
  net of accumulated depreciation and
  depletion at October, 1995 and April,
  1995 of $3,325,032 and $3,305,850,
  respectively                                           233,056        250,505
                                                       ---------      ---------

                                                       $ 769,601      $ 790,753
                                                       =========      =========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Current liabilities:
  Accounts payable and accrued
    liabilities                                        $  47,887      $  42,940
                                                       ---------      ---------

                 Total current liabilities                47,887         42,940
                                                       ---------      ---------

Deferred compensation payable                             20,987         38,210
                                                       ---------      ---------

Stockholders' equity:
  Capital stock                                          680,929        680,929
  Additional paid-in capital                              89,504         89,504
  Retained earnings (deficit)                            (69,706)       (60,830)
                                                       ---------      ---------

                 Total stockholders' equity              700,727        709,603
                                                       ---------      ---------

                                                       $ 769,601      $ 790,753
                                                       =========      =========

See accompanying notes to financial statements.

                          AMACAN RESOURCES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           Three Months and Six Months Ended October 31, 1995 and 1994
                                   (Unaudited)

                                         Three Months Ended              Six Months Ended
                                     --------------------------    --------------------------
                                             October 31,                    October 31,
                                     --------------------------    --------------------------
                                         1995           1994           1995           1994
                                     -----------    -----------    -----------    -----------
Revenue:
  Oil and gas                        $    33,622    $    46,813    $    75,132    $    96,203
  Interest income                          9,934          4,783         13,684          8,670
                                     -----------    -----------    -----------    -----------

     Total revenue                        43,556         51,596         88,816        104,873
                                     -----------    -----------    -----------    -----------

Costs and expenses:
  Depreciation and depletion               9,051         12,505         19,182         24,957
  Operating costs                         15,686         14,687         28,338         28,929
  Taxes other than income taxes            4,199          6,070         10,037         12,828
  Other costs and expenses                23,530         18,530         39,232         37,030
                                     -----------    -----------    -----------    -----------

          Total costs and expenses        52,466         51,792         96,789        103,744
                                     -----------    -----------    -----------    -----------

Earnings (loss) before provision
  for taxes                               (8,910)          (196)        (7,973)         1,129

Provision for income taxes                  (633)        (1,123)          (903)        (1,123)
                                     -----------    -----------    -----------    -----------

      Net (loss) earnings                 (9,543)        (1,319)        (8,876)             6

Retained earnings (deficit),
  beginning                              (60,163)       (48,123)       (60,830)       (49,448)
                                     -----------    -----------    -----------    -----------

Retained earnings (deficit),
  ending                             $   (69,706)   $   (49,442)   $   (69,706)   $   (49,442)
                                     ===========    ===========    ===========    ===========

Earnings (loss) per share            $    (.0035)   $    (.0005)   $    (.0033)   $    (.0000)
                                     ===========    ===========    ===========    ===========

Dividends                                   None           None           None           None

Average shares outstanding             2,723,714      2,723,714      2,723,714      2,723,714

Sales of unregistered
  securities                                None           None           None           None

See accompanying notes to financial statements.

                          AMACAN RESOURCES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Six Months Ended October 31, 1995 and 1994
                                   (Unaudited)

                                                          1995          1994
                                                        --------      ---------
Cash flows from operating activities:

     Net earnings (loss)                                $ (8,876)     $       6
                                                        --------      ---------

         Adjustments to reconcile
           net earnings to cash
           provided by operating activities:
             Depreciation, depletion
               and amortization                           19,182         24,957
             (Increase) decrease in
               accounts receivable                        (3,537)         1,215
             Increase (decrease) in
               accounts payable and
               accrued liabilities                         4,947          2,242
             Increase (decrease) in
               deferred compensation                     (17,223)       (16,064)
                                                        --------      ---------

              Total adjustments                            3,369         12,350
                                                        --------      ---------

     Net cash provided (used) by operating
       activities                                         (5,507)        12,356
                                                        --------      ---------

Cash flows from investing activities:
   Capital expenditures                                   (1,733)        (7,793)
   Investments in certificate of deposit                 (13,683)      (429,697)
                                                        --------      ---------

     Net cash used in investing activities               (15,416)      (437,490)
                                                        --------      ---------

Increase (decrease) in cash and
   cash equivalents                                      (20,923)      (425,134)

Cash and cash equivalents,
   beginning of year                                      84,851        502,861
                                                        --------      ---------

Cash and cash equivalents,
   end of year                                          $ 63,928      $  77,727
                                                        ========      =========

See accompanying notes to financial statements.

                          AMACAN RESOURCES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 1995
                                   (Unaudited)

Note A -- Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended October 31, 1995 are not necessarily indicative of the results that may be expected for the year ended April 30, 1996. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended April 30, 1995.

Note B -- Supplemental Disclosures of Cash Flow Information

     The Company paid cash of $565 and $633 during the period ended October 31, 1995 for interest and taxes, respectively.

     For the same period ended October 31, 1994, the Company paid cash of $1,121 for interest and $1,123 for taxes.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Condition

The Company's principal activities have consisted of production from oil and gas reserves during the interim period since April 30, 1995.

Liquidity and Capital Resources

The Company's liquidity is provided by revenue from participation in oil and gas operations, and historically by long-term debt provided by bank loans, and issues of capital stock. The Company has during the last six months been able to generate sufficient cash to pay for its share of expenses associated with production of the Company's interest in oil and gas reserves.

The Company anticipates that its oil and gas operations during the 1995-96 fiscal year can be adequately financed through its share of revenues from such operations. The Company is actively seeking to diversify its business and is evaluating opportunities unrelated to oil and gas production. In the event commitments, arrangements or agreements related to new business opportunities are finalized, the Company will likely be required to seek additional financing to fund its participation. There are no arrangements for such financing and no assurances that financing can be arranged on favorable terms, or at all. The Company has no long term commitments for capital expenditures.

Results of Operations - Quarters Ended October 31, 1995 and 1994

During the most recent quarter, the Company reported a net loss of $9,543 compared with a net loss of $1,319 for the same quarter of the prior year. The significant reasons are discussed below:

     Revenue

         Oil and gas revenue - decreased (from $46,813 to $33,622) primarily because of decreased production of the Company's oil and gas reserves.

         Interest income - increased (from $4,783 to $9,934) because of increased rates and principal invested during the most recent quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Results of Operations -  Quarters Ended October 31, 1995 and 1994, Continued

     Cost and Expenses

         Depreciation and depletion - decreased (from $12,505 to $9,051) because of decreased production of the Company's oil and gas reserves on which this cost is based.

         Operating costs - increased (from $14,687 to $15,686) because of increased fees charged by the operator of the Company's wells.

         Taxes other than income taxes - decreased (from $6,070 to $4,199) because of decreased production subject to production taxes.

         Other costs and expenses - increased (from $18,530 to $23,530) primarily because of increased professional accounting fees since the retirement of a Company officer who previously performed significant accounting services for the Company.

Results of Operations, Six Months Ended October 31, 1995 and 1994

During the most recent six months the Company reported a net loss of $8,876 compared with net earnings of $6 for the comparable six months of the preceding year. The significant reasons follow:

     Revenue

         Oil and gas revenue - decreased (from $96,203 to $75,132) primarily because of decreased production of the Company's oil and gas reserves.

         Interest income - increased (from $8,670 to $13,684) because of increased interest rates and principal amounts for investments in certificates of deposit.

     Cost and Expenses

         Depreciation and depletion - decreased (from $24,957 to $19,182) because of decreased production of the Company's oil and gas reserves on which depreciation and depletion cost is based.

         Operating costs - did not materially differ from the comparable six months of the immediately preceding year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Results of Operations, Six Months Ended October 31, 1995 and 1994, Continued

         Taxes other than income taxes - decreased (from $12,828 to $10,037) in the current quarter because of decreased revenue subject to taxes in states requiring the payment of production taxes compared with the comparable six months of the immediately preceding year.

         Other costs and expenses - increased (from $37,030 to $39,232) because of increased professional accounting fees compared with the comparable six months of the immediately preceding year.

PART II:  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8K

          (a) Exhibits - Exhibit No. 27 Financial Data Schedule (EDGAR)
          (b) Reports on 8K - There were no reports on Form 8K filed for the three months ended October 31, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      AMACAN RESOURCES CORPORATION
                                      ----------------------------
                                                       (Registrant)

                                      By  /s/ Lamar H. Holley
                                         ----------------------------
                                      Lamar H. Holley, Vice President
                                       and Chief Financial Officer


Date: December 14, 1995