Form 10QSB
period 1995-07-31
AMACAN RESOURCES CORP
filed 1996-01-10
CIK 4317

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  July 31, 1995

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934

For the transition period from ____________  to ____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No
    ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                        Outstanding at August 31, 1995
   --------------------------             ------------------------------
   Common capital stock, $.25
      par value                                      2,723,714

PART I.  FINANCIAL INFORMATION                                       Page 2 of 8

ITEM I. FINANCIAL STATEMENTS

                   AMACAN RESOURCES CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        July 31, 1995 and April 30, 1995
                                   (Unaudited)

                                                       July 31,       April 30,
                                                         1995            1995
                                                       ---------      ---------
     ASSETS
     ------
Current assets:
     Cash-Checking and savings                         $  92,662      $  84,851
     Investment in certificate
        of deposit                                       440,436        436,686
     Accounts receivable                                  15,333         18,711
                                                       ---------      ---------

             Total current assets                        548,431        540,248

Interests in oil and gas properties,
  and equipment, at cost net of
  accumulated depreciation and
  depletion at July, 1995 and
  April, 1995 of $3,315,981
  and $3,305,850, respectively                           240,937        250,505
                                                       ---------      ---------

                                                       $ 789,368      $ 790,753
                                                       =========      =========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

Current liabilities:
     Accounts payable and accrued
       liabilities                                     $  48,838      $  42,940
                                                       ---------      ---------

             Total current liabilities                    48,838         42,940
                                                       ---------      ---------

Deferred compensation payable                             30,260         38,210

Stockholders' equity:
     Capital stock                                       680,929        680,929
     Additional paid-in capital                           89,504         89,504
     Retained earnings (deficit)                         (60,163)       (60,830)
                                                       ---------      ---------

             Total stockholders' equity                  710,270        709,603
                                                       ---------      ---------

                                                       $ 789,368      $ 790,753
                                                       =========      =========

See accompanying notes to financial statements.

                   AMACAN RESOURCES CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    Three Months Ended July 31, 1995 and 1994
                                   (Unaudited)

                                                       1995             1994
                                                   -----------      -----------
Revenue:
  Oil and gas                                      $    41,510      $    49,391
  Interest income                                        3,750            3,887
                                                   -----------      -----------

                                                        45,260           53,278
                                                   -----------      -----------

Costs and expenses:
  Depreciation and depletion                            10,131           12,452
  Operating costs                                       12,652           14,242
  Taxes other than income taxes                          5,838            6,758
  Other costs and expenses                              15,702           18,501
                                                   -----------      -----------

                 Total costs and expenses               44,323           51,953
                                                   -----------      -----------

Earnings before provision
  for taxes                                                937            1,325

Provision for income taxes                                 270             --
                                                   -----------      -----------

Net earnings                                               667            1,325

Retained earnings (deficit),
  beginning                                            (60,830)         (49,448)
                                                   -----------      -----------

Retained earnings (deficit),
  ending                                           $   (60,163)     $   (48,123)
                                                   ===========      ===========

Earnings (loss) per share                          $     .0002      $     .0005
                                                   ===========      ===========

Dividends                                                 None             None

Average shares outstanding                           2,723,714        2,723,714

Sales of unregistered securities                          None             None

See accompanying notes to financial statements.

                   AMACAN RESOURCES CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Three Months Ended July 31, 1995 and 1994
                                   (Unaudited)

                                                1995        1994
                                              --------    ---------
Cash flows from operating activities:

   Net earnings (loss)                        $    667    $   1,325

   Adjustments to reconcile
      net earnings (loss) to net cash
      provided by operating activities:

      Depreciation depletion
         and amortization                       10,131       12,452
      (Increase) decrease in
         accounts receivable                     3,378         (695)
      Increase (decrease) in
         accounts payable and
         accrued liabilities                     5,898       12,503
          Increase (decrease) in
             deferred compensation
             payable                            (7,950)      (8,185)
                                              --------    ---------

Net cash provided by operating
   activities                                   12,124       17,400
                                              --------    ---------

Cash flows from investing activities:
         Capital expenditures                     (563)      (4,084)
         Investments in certificates
            of deposit                          (3,750)        --
         Investments in commercial
            paper                                 --       (355,000)
                                              --------    ---------

Net cash used in investing
   activities                                  ( 4,313)    (359,084)
                                              --------    ---------

Increase (decrease) in cash and
   cash equivalents                              7,811     (341,684)

Cash and cash equivalents,
   beginning of period                          84,851      502,861
                                              --------    ---------

Cash and cash equivalents,
   end of period                              $ 92,662    $ 161,177
                                              ========    =========

See accompanying notes to financial statements.

                   AMACAN RESOURCES CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  July 31, 1995
                                   (Unaudited)

Note A -- Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended July 31, 1995 are not necessarily indicative of the results that may be expected for the year ended April 30, 1995. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended April 30, 1995.

Note B -- Supplemental Disclosures of Cash Flow Information

     The Company paid cash of $1,050 during the period ended July 31, 1995 for interest recognized on deferred compensation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Condition

The Company's principal activities have consisted of production from oil and gas reserves during the interim period since April 30, 1995.

Liquidity and Capital Resources

The Company's liquidity is provided by operations and equity securities. During the quarter ended July 31, 1995, the Company has applied capital generated from operations to the development and maintenance of oil and gas reserves.

The working capital reflected in the financial statements does not take into consideration the working capital available from production of the Company's oil and gas reserves until such reserves have been produced and sold. It is because of the production of oil and gas reserves that the Company has demonstrated the ability to generate adequate working capital.

Results of Operations - Quarters Ended July 31, 1995 and 1994

During the most recent quarter the company reported net earnings of $667 compared with $1,325 for the same quarter of the prior year. The significant reasons are discussed below:

     Revenue

         Oil and gas revenue - decreased (from $49,391 to $41,510) primarily because of decreased gas production (from 13,333 MCF to 10,392 MCF). Prices received for production of the Company's oil and gas reserves were materially unchanged.

         Interest income - decreased (from $3,887 to $3,750) primarily because the average rate of interest decreased compared with the same quarter of the previous year.

     Cost and Expenses

         Depreciation and depletion - decreased (from $12,452 to $10,131) because of decreased gas production. (See comment on oil and gas revenue above.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

     Cost and Expenses, Continued

         Operating costs - decreased (from $14,242 to $12,652) because of decreased costs charged by the operator of the Company's oil and gas wells.

         Taxes other than income taxes - decreased (from $6,758 to $5,838) because of decreased revenue subject to state production taxes compared with the same quarter of the previous year.

         Other costs and expenses - decreased (from $18,501 to $15,702) primarily because of decreased professional costs and office expenses of the Company's subsidiary compared with the same quarter of the previous year.

PART II:  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8K

          (a) Exhibits -Exhibit No. 27 Financial Data Schedule (EDGAR)

          (b) Reports on 8K - There were no reports on Form 8K filed for the three months ended July 31, 1995.

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

                                            AMACAN RESOURCES CORPORATION
                                            ----------------------------
                                                    (Registrant)


                                            By  /s/ Lamar H. Holley
                                               -------------------------------
                                               Lamar H. Holley, Vice-President
                                               and Chief Financial Officer


Date:  September 14, 1995