Form 10QSB
period 1996-01-31
AMACAN RESOURCES CORP
filed 1996-03-18
CIK 4317

                                 UNITED STATES                   Page 1 of 9
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  Form 10-QSB
(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: JANUARY 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               -----------    -----------
Commission File Number 06425

                         AMACAN RESOURCES CORPORATION
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Utah                                                 87-0284979
---------------------------------------                      -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 Incorporation or organization)                              Identification No.)

      1399 South Seventh East
       Salt Lake City, Utah                                        84105
---------------------------------------                     --------------------
(Address of principal executive offices)                         (Zip Code)

     Registrant's telephone number, including area code:  (801) 486-9911
--------------------------------------------------------------------------------

                                Not Applicable
--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes    X      No
                                                                ---        ---


State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                          Outstanding at February 29, 1996
---------------------------------------     ------------------------------------
   Common capital stock, $.25
      par value                                           2,723,714

Transitional Small Business Disclosure Format (check one):
Yes          No   X
    ---          ---

PART I.  FINANCIAL INFORMATION                                       Page 2 of 9

ITEM I. FINANCIAL STATEMENTS

                         AMACAN RESOURCES CORPORATION
                    Condensed Consolidated Balance Sheets
                     January 31, 1996 and April 30, 1995
                                 (Unaudited)


                                        January 31,    April 30,
                                           1996          1995
                                        -----------    ---------
     ASSETS
     ------

Current assets:
  Cash                                    $ 56,523     $ 84,851
  Investments-Certificate of deposit       454,119      436,686
      Accounts receivable                   13,281       18,711
                                           -------      -------

          Total current assets             523,923      540,248

Interest in oil and gas properties,
  mining claims and equipment, at cost
  net of accumulated depreciation and
  depletion at January, 1996 and April,
  1995 of $3,333,921 and $3,305,850,
  respectively                             224,213      250,505
                                           -------      -------

                                          $748,136     $790,753
                                           -------      -------
                                           -------      -------

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

Current liabilities:
  Accounts payable and accrued
     liabilities                          $ 78,584     $ 42,940
                                           -------      -------

          Total current liabilities         78,584       42,940
                                           -------      -------

Deferred compensation payable               15,150       38,210
                                           -------      -------

Stockholders' equity:
  Capital stock                            680,929      680,929
  Additional paid-in capital                89,504       89,504
  Retained earnings (deficit)             (116,031)     (60,830)
                                           -------      -------

          Total stockholders' equity       654,402      709,603
                                           -------      -------

                                          $748,136     $790,753
                                           -------      -------
                                           -------      -------


See accompanying notes to financial statements.

                         AMACAN RESOURCES CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         Three Months and Nine Months Ended January 31, 1996 and 1995
                                 (Unaudited)



                                 Three Months Ended   Nine Months Ended
                                  ------------------   -----------------

                                      January 31,          January 31,
                                      -----------          -----------

                                     1996      1995       1996      1995
                                     ----      ----       ----      ----
Revenue:
  Oil and gas                     $ 33,718  $ 46,740   $108,850  $142,944
  Interest income                    3,750     6,252     17,434    14,922
                                   -------   -------    -------   -------

     Total revenue                  37,468    52,992    126,284   157,866
                                   -------   -------    -------   -------

Costs and expenses:
  Depreciation and depletion         8,889    13,134     28,071    38,091
  Operating costs                   14,675    14,476     43,013    43,405
  Taxes other than income taxes      4,162     6,022     14,199    18,850
  Other costs and expenses          56,067    22,220     95,299    59,251
                                   -------   -------    -------   -------

     Total costs and expenses       83,793    55,852    180,582   159,597
                                   -------   -------    -------   -------

Earnings (loss) before provision
  for taxes                        (46,325)   (2,860)   (54,298)   (1,731)

Provision for income taxes            -         -          (903)   (1,123)
                                   -------   -------    -------   -------

      Net (loss) earnings          (46,325)   (2,860)   (55,201)   (2,854)

Retained earnings (deficit),
  beginning                        (69,706)  (49,442)   (60,830)  (49,448)
                                   -------   -------    -------   -------

Retained earnings (deficit),
  ending                         $(116,031) $(52,302) $(116,031) $(52,302)
                                   -------   -------    -------   -------
                                   -------   -------    -------   -------

Earnings (loss) per share        $  (.0170) $ (.0010) $  (.0203) $ (.0010)
                                   -------   -------    -------   -------
                                   -------   -------    -------   -------

Dividends                           None      None       None      None

Average shares outstanding       2,723,714  2,723,714  2,723,714 2,723,714

Sales of unregistered
  securities                        None      None       None      None



See accompanying notes to financial statements.

                         AMACAN RESOURCES CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Nine Months Ended January 31, 1996 and 1995
                                 (Unaudited)

                                               1996       1995
                                               ----       ----
Cash flows from operating activities:

    Net earnings (loss)                      $(55,201)  $ (2,854)
                                              -------    -------
    Adjustments to reconcile
       net earnings to cash
       provided by operating activities:
          Depreciation, depletion
            and amortization                   28,071     38,091
          (Increase) decrease in
            accounts receivable                 5,430     (4,191)
          Increase (decrease) in
            accounts payable and
            accrued liabilities                35,644      7,637
         Increase (decrease) in
           deferred compensation              (23,060)   (17,177)
                                              -------    -------

         Total adjustments                     46,085     24,360
                                              -------    -------

     Net cash provided (used) by operating
       activities                              (9,116)    21,506
                                              -------    -------

Cash flows from investing activities:
   Capital expenditures                        (1,779)   (11,592)
   Investments in certificate of deposit      (17,433)  (432,949)
                                              -------    -------

     Net cash used in investing activities    (19,212)  (444,541)
                                              -------    -------

Increase (decrease) in cash and
   cash equivalents                           (28,328)  (423,035)

Cash and cash equivalents,
   beginning of year                           84,851    502,861
                                              -------    -------

Cash and cash equivalents,
   end of year                               $ 56,523   $ 79,826
                                              -------    -------
                                              -------    -------





See accompanying notes to financial statements.

                         AMACAN RESOURCES CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               January 31, 1996
                                 (Unaudited)



NOTE A -- BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended January 31, 1996 are not necessarily indicative of the results that may be expected for the year ended April 30, 1996. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended April 30, 1995.

NOTE B -- SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    The Company paid cash of $1,615 and $903 during the period ended January 31, 1996 for interest and income taxes, respectively.

    For the same period ended January 31, 1995, the Company paid cash of $2,959 for interest and $1,123 for taxes.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL CONDITION

The Company's principal activities have consisted of production from oil and gas reserves during the interim period since April 30, 1995.

On January 23, 1996, the Company entered into an Agreement and Plan of Reorganization (the "Agreement") among the Company, Spire Technologies, Inc. ("Spire"), Spire Technologies Systems Division, Inc. ("Spire Systems," and collectively with Spire, the "Spire Companies") and the holders of all of the capital stock of the Spire Companies, pursuant to which, among other things, the Company will acquire all of the outstanding shares of the Spire Companies in exchange for the issuance of an aggregate of 3,501,883 shares of the Company's Common Stock (which will represent approximately 90% of the outstanding shares of the Company's Common Stock following the transaction). The Agreement and transactions contemplated thereby are subject to certain conditions, including the approval of the Company's shareholders. The transaction was reported by the Company on Form 8-K dated January 30, 1996, which is incorporated herein by reference.

The Spire Companies operate together as a value added reseller of network computer systems and components, a developer and seller of certain office automation software products and a "service and value added reseller" and distributer of software developed by third parties. Accordingly, if the transactions contemplated by the Agreement are consummated, the principal business and operations of the Company will become the business and operations presently conducted by the Spire Companies and will be substantially different than the current business and operations of the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity is provided by revenue from participation in oil and gas operations, and historically by long-term debt provided by bank loans, and issues of capital stock. The Company has during the last nine months been able to generate sufficient cash to pay for its share of expenses associated with production of the Company's interest in oil and gas reserves.

The Company anticipates that its oil and gas operations during the 1995-96 fiscal year can be adequately financed through its share of revenues from such operations. The Company has no long term commitments for capital expenditures for its current operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

LIQUIDITY AND CAPITAL RESOURCES, CONTINUED

The Company is seeking to diversify its business through the Agreement and transactions described above with the Spire Companies. In the event the Agreement is finalized, the Company's oil and gas operations will be a nominal part of the combined entity. Accordingly, financial arrangements and requirements will be based upon the combined requirements.

RESULTS OF OPERATIONS - QUARTERS ENDED JANUARY 31, 1996 AND 1995

During the most recent quarter, the Company reported a net loss of $46,325 compared with a net loss of $2,860 for the same quarter of the prior year. The significant reasons are discussed below:

    REVENUE

         OIL AND GAS REVENUE - decreased (from $46,740 to $33,718) primarily because of decreased production of the Company's oil and gas reserves.

         INTEREST INCOME - decreased (from $6,252 to $3,750) because of decreased rates earned on principal invested during the most recent quarter.

    COST AND EXPENSES

         DEPRECIATION AND DEPLETION - decreased (from $13,134 to $8,889) because of decreased production of the Company's oil and gas reserves on which this cost is based.

         OPERATING COSTS - did not materially differ from the comparable quarter of the prior year.

         TAXES OTHER THAN INCOME TAXES - decreased (from $6,022 to $4,162) because of decreased production subject to production taxes.

         OTHER COSTS AND EXPENSES - increased (from $22,220 to $56,067) primarily because of increased fees for legal and accounting professionals. During the quarter ended January, 1996, the Company expended $42,237 in connection with a proposed business combination. There were no comparable expenditures by the Company in the prior year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS, NINE MONTHS ENDED JANUARY 31, 1996 AND 1995

During the most recent nine months the Company reported a net loss of $55,201 compared with a net loss of $2,854 for the comparable nine months of the preceding year. The significant reasons follow:

    REVENUE

         OIL AND GAS REVENUE - decreased (from $142,944 to $108,850) primarily because of decreased production of the Company's oil and gas reserves.

         INTEREST INCOME - increased (from $14,922 to $17,434) because of increased principal amounts for investments in certificates of deposit.

    COST AND EXPENSES

         DEPRECIATION AND DEPLETION - decreased (from $38,091 to $28,072) because of decreased production of the Company's oil and gas reserves on which depreciation and depletion cost is based.

         OPERATING COSTS - did not materially differ from the comparable nine months of the immediately preceding year.

         TAXES OTHER THAN INCOME TAXES - decreased (from $18,850 to $14,199) in the current period because of decreased revenue subject to taxes in states requiring the payment of production taxes compared with the comparable nine months of the immediately preceding year.

         OTHER COSTS AND EXPENSES - increased (from $59,251 to $95,299) because of increased fees for legal and accounting professionals. During the nine months ended January, 1996, the Company expended $42,237 in connection with a proposed business combination. There were no comparable expenditures by the Company in the prior year.

PART II:  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8K

    (a)  Exhibits:

         Reg. S-K
         Exhibit No.                   Description
         -----------                   -----------

            2.1*             Agreement and Plan of Reorganization
            27               Financial Data Schedule (EDGAR)
            99               Current Report on Form 8-K dated
                                January 30, 1996

         -------------------------------
         * Incorporated by reference to Exhibit No. 1 of the Company's current Report on Form 8-K.


    (b)  Reports on 8K:

         A current Report on Form 8-K was filed on January 30, 1996 reporting the Agreement to acquire the outstanding shares of the Spire Companies as discussed above.


                                   SIGNATURES
                                   ----------

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


                                                 AMACAN RESOURCES CORPORATION
                                                 ----------------------------
                                                                 (Registrant)



                                                 By   Lamar H. Holley
                                                      --------------------------
                                                 Lamar H. Holley, Vice President
                                                  and Chief Financial Officer



Date: March 14, 1996
      --------------