Form 10KSB
period 1996-04-30
AMACAN RESOURCES CORP
filed 1996-07-29
CIK 4317

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-KSB

/x/ Annual report under Section 13 or 15(d) of the Securities Exchange Act of
    1934 for the fiscal year ended April 30, 1996
                                          or

/ / Transition report under Section 13 or 15(d) of the Securities Act of 1934 for the transition period from ______________________ to __________________


                              SPIRE INTERNATIONAL CORP.
                    (Name of Small Business Issuer in its Charter)

          UTAH                       0-6425                 87-0284979
- -----------------------------   ---------------------   -------------------
    (State or Other            (Commission File No.)      (IRS Employer
Jurisdiction of Incorporation)                          Identification No.)

                                311 NORTH STATE STREET
                                   OREM, UTAH 84057
         -----------------------------------------------------------
             (Address of Principal Executive Offices, including Zip Code)

           Issuer's Telephone Number, including Area Code:  (801) 226-3355

Securities registered under Section 12(g) of the Exchange Act:

                                            NAME OF EACH EXCHANGE ON
              TITLE OF EACH CLASS                WHICH REGISTERED
    ------------------------------------    -------------------------
    Common Stock, $.25 par value. . . . .             None

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   (1)  Yes       X         No
                                  ---               ---
                   (2)  Yes       X         No
                                 ---                ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

The aggregate market value of voting stock held by non-affiliates computed by reference to the price at which the stock sold, or the average bid and asked prices of such stock, as of July 24, 1996 was approximately $4,423,352.

Issuer's revenues for its most recent fiscal year:  $13,873,401.

Number of shares outstanding of each of Issuer's classes of common stock as of the latest practicable date:


                                                      OUTSTANDING AT
                        CLASS                          JULY 25, 1996
         ---------------------------------------     -----------------
         Common Stock, $.25 par value. . . . .           4,337,373

                         DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Issuer's 1996 Annual Meeting of
Shareholders to be held on September 10, 1996 are incorporated by reference in Part III of this Annual Report on Form 10-KSB.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                        PART I

ITEM 1.       DESCRIPTION OF BUSINESS

GENERAL

    Spire International Corp. (the "Company") resells Digital Equipment Corporation ("Digital" or "DEC") network computer systems and components on a value added basis, develops and sells office automation software products, acts as a "service and value-added reseller" and distributor of software developed by third parties and develops and implements client/server solutions for open computing environments. The Company offers a range of desktop, client/server and production systems and related components, peripheral equipment, software and services used in a wide variety of applications, industries and computing environments.

    The Company was incorporated as United Energy Corporation in the State of Utah in May 1969 for the purpose of mineral exploration and development. From 1974 until April 1996, the Company operated as Amacan Resources Corporation and was almost exclusively engaged as a participant with others in oil and gas exploration and development. On April 18, 1996, the Company consummated a share exchange and related transactions (collectively, the "Share Exchange") by which the Company acquired all the issued and outstanding capital stock of Spire Technologies, Inc. ("Spire Technologies") and Spire Technologies Systems Division, Inc. ("Spire Systems" and, collectively with Spire Technologies, the "Spire Companies"), in exchange for the issuance to the former stockholders of the Spire Companies (the "Spire Stockholders") of a number of shares of the common stock of the Company (the "Common Stock") equal to approximately 90% of the number of issued and outstanding shares of Common Stock immediately after the consummation of the Share Exchange. Spire Technologies and Spire Systems were incorporated in the State of Utah in 1986 and 1992, respectively.


PRODUCTS AND SERVICES

    OVERVIEW. The Company is an authorized Digital value-added reseller and provides its customers with desktop integration and system hardware. The Company fills its customers' computer needs by providing a combination of integrated software packages from different manufacturers and technical support for such products. The Company endeavors to meet the specialized mid-range computing needs of governmental, educational and corporate organizations worldwide by providing networking expertise in integrating multi-vendor networks, network consulting with respect to connectivity, compatibility, inter-operability and management of the end-user's local area network ("LAN"), installation of the end-user's LAN, including interface hardware and software, and timely and professional technical support.

    DIGITAL HARDWARE. The Company is licensed to sell Digital's 64-bit reduced instruction set computing ("RISC") architecture known as "Alpha-TM-" which is designed to support multiple operating systems. The Company offers Digital's line of Alpha-based products ranging from high performance workstations to servers. Alpha supports three major operating systems: Digital's 64-bit UNIX-Registered Trademark- operating system, Digital's OpenVMS-TM- operating system and the Windows NT-Registered Trademark- operating system of Microsoft Corporation ("Microsoft"). The Alpha-based systems include high performance database servers and workstations. The Company also sells Digital's VAX-Registered Trademark- computer systems, components and Intel-Registered Trademark--based personal computer systems, as well as peripherals manufactured by Digital and other entities, including without limitation, magnetic disk drives, tape drives, solid state disk and in-film heads, video terminals, printers and network components.

    SOFTWARE. The Company designs and develops, acquires from third parties and distributes under license, or acts as a reseller for, various software products for use on DEC computer systems and computer systems from other vendors.

    OFFICE AUTOMATION. Under licenses from IBM Corporation ("IBM") and Corel Corporation ("Corel") the Company has obtained the right to create derivative works of the source code for WordPerfect-Registered Trademark-, Lotus 1-2-3-TM-and WP Office-TM- (aka Groupwise-TM-) with ownership of such derivative works remaining in the licensors. The Company's engineers have developed, and the Company now markets, these software solutions for the OpenVMS operating platform. The Company also markets these office automation products developed by third parties for UNIX, MS-DOS-Registered Trademark- and Windows 95-TM-operating platforms. Because of the wide variety of computing platforms used today in many organizations, the ability of the Company to offer office tools which provide cross-platform compatibility and user familiarity is important in assisting customers to create effective corporate standards. The Company also offers other third-party office automation products including FAX SR.-TM-, an enterprise faxing server.

    SYSTEM SECURITY. The Company offers a range of third-party UNIX and OpenVMS operating system security products. These system security software tools include firewalls (products designed to protect an organization's computer network from unauthorized external access, such as from the Internet), user monitoring, auditing and logging, authorization and access control, message integrity and confidentiality protocols, and automated system security analysis, reporting and correction tools. System security products offered by the Company include THE BORDERWARE FIREWALL SERVER-TM- and KBLOCK-TM-.

    STORAGE MANAGEMENT. The Company offers third-party media management and remote device access products including media libraries, backup and restoration products, and data recovery solutions, including THRUWAY-Registered Trademark-, TAPESYS-Registered Trademark-, and RAXMASTER-TM-.

    USER TRAINING AND SUPPORT. The third-party software solutions offered by the Company for training and support allow customers to track user problems and establish interactive links between the terminals of trainers and users. From the trainer's keyboard, the trainer may intervene, create log files of sessions and conduct local and remote product training for groups of users. Among the Company's user-training and support products are CONTRL-Registered Trademark-, CLYDESUPPORT-TM-, and PC-DUO-Registered Trademark-.

    NETWORK PERFORMANCE MANAGEMENT. The Company's third-party network performance management software allows customers to monitor systems, databases, events and remote nodes to manage performance tuning, capacity planning, saturation analysis, bench marking and resource accounting from a central site. This performance management is conducted in real time interactive or background modes, across a wide array of UNIX and database environments. The Company's performance management products include SYSMON-TM-, ENSIGN-TM-, LANUTIL-TM-, PATHWORKS-TM-, XJET-TM- and XCONNECT-TM-.

    TECHNICAL SERVICES AND SUPPORT. The Company provides technical consulting, systems integration and product support services to help its customers plan, implement and manage their information technology solutions. The Company's services include maintenance and support services for Company software solutions, as well as third-party products sold by the Company; information systems consulting; technical and application design services; education and training services; systems integration and project management services; network design and support services; and outsourcing and resourcing management services. The Company's service organization provides these services through two sites in the United States.

SALES AND DISTRIBUTION

    The Company markets its products and services through a direct sales force of 34 representatives based in Utah and North Carolina. Arrangements with third parties, including hardware manufacturers, software developers, resellers and authorized distributors are an increasingly important part of the Company's focus on providing complete solutions to its customers and expanding distribution of its products and services through indirect channels domestically and to customers in Europe and Asia.

COMPETITION

    The information technology industry is highly competitive, international in scope, and comprised of many companies. The methods of competition include marketing, product performance, price, service, technology and compliance with various industry standards. Present and potential competition in the various markets served by the Company comes from firms of various sizes and types, many of which are larger and have greater resources than the Company. Firms not now in direct competition with the Company may introduce competing products in the future. It is possible for companies to be at various times competitors, customers and collaborators in different markets.

MATERIALS

    The Company is solely dependent on Digital and authorized distributors of Digital products for its supply of hardware. In addition, the Company obtains software from numerous third-party vendors, many of which are the sole sources for such software. The Company then incorporates the various hardware, peripheral and software components into an integrated system for on-site installation at each customer's location. If one of the third-party vendors of either hardware or software were to become unavailable to the Company, management believes that the Company would be able to obtain competing and alternate sources of supply of similar but not identical products. The failure of such suppliers to deliver such items on a timely basis could adversely effect the operating results of the Company until alternative sources of supply could be arranged. Also, if any of the license agreements relating to the office automation products developed by the Company were to be terminated, the operating results of the Company could also be adversely affected.

SIGNIFICANT CUSTOMERS

    Although the Company sells to many customers involved in certain industries such as, government and education, which, if aggregated together, would result in sales to a particular industry of more than ten percent, no single customer represents sales by the Company in the aggregate amount of ten percent, or, more of its consolidated revenues. Accordingly, Company management believes that the loss of any single customer would not have a material adverse effect on the Company taken as a whole.

PATENTS AND PROPRIETARY TECHNOLOGY

    The Company does not own any patents nor has it filed any patent application relating to its products. The Company has a limited number of copyrights and has obtained licenses to create derivative works relative to copyrights owned by third parties. The ownership of such derivative works vests in the licensor. The Company is also seeking tradename and trademark protection for certain of its names and marks. Accordingly, Company management does not believe that any particular patent or group of patents, copyrights, trademarks, or tradenames is of material importance to the business of the Company as a whole.

RESEARCH AND ENGINEERING

    The Company competes in an industry which is characterized by rapid technological change. Historically, neither the Company nor the Spire Companies (prior to the consummation of the Share Exchange) has incurred significant expenses for research and development. Company management anticipates that it will begin investing in research and development during the 1997 fiscal year to maintain and strengthen its competitive position. Management does not anticipate that research and development expense will exceed five percent of gross revenues for the fiscal year ending March 31, 1997.

OIL AND GAS OPERATIONS

    Prior to the consummation of the Share Exchange, the Company operated almost exclusively since 1974 as a participant with others in oil and gas exploration and development. The Company's principal assets during this period were working interests in producing oil and gas wells and options or rights to participate in the drilling of additional wells. During this period, the Company participated almost exclusively with an independent operator, Luff Exploration Company ("Luff Exploration") of Denver, Colorado, in its exploration activity. From 1974 to April 1996, the Company participated with Luff Exploration in drilling a total of 122 wells, 31 of which are presently productive. Of the 122 wells, 50 were exploratory wells and 72 were developmental wells. During its participation with Luff Exploration, the Company farmed out its interests for drilling by other companies, at their expense, a total of 28 additional wells, one of which is presently productive.

    Effective May 1, 1996, the Company transferred to a group of purchasers, including Kenneth D. Luff, President of Luff Exploration and a former director of the Company, all of the Company's oil and gas interests in exchange for the payment of $197,000. The Company does not intend to participate in any oil or gas operations in the future.

AMACAN INDUSTRIES, INC.

    In fiscal year 1991, the Company formed a wholly owned subsidiary, Amacan Industries, Inc. ("AII"), for the purpose of seeking out and considering business opportunities unrelated to the oil and gas industry. Although prior to the Share Exchange, AII was not engaged in any business operations, the Company continues to hold AII as a wholly-owned subsidiary and anticipates that AII will become engaged in operating activities related to the Company's business.

EMPLOYEES

    As of April 30, 1996, the Company had approximately 67 total employees, approximately 62 of which were full-time employees. None of the Company's employees is represented by a labor organization with respect to their employment with the Company, the Company has never had a work stoppage, and the Company considers its employee relations satisfactory.

ITEM 2.       DESCRIPTION OF PROPERTY

    The headquarters and research and development facilities of the Company are located at 311 North State Street, Orem, Utah. The Company owns a 5200 square foot building, subject to encumbrances of approximately $123,000 and $102,000 at April 30, 1996, which bear interest at rates of 8.25% and 8.70%, respectively. In addition, the Company occupies approximately 17,500 square feet of contiguous space under two leases of one year and two years, respectively, both subject to options to extend the terms thereof for five extensions of one year each. The monthly base rents of those leases are $5,500 and $4,675, respectively, subject to adjustment during the renewal periods.

ITEM 3.       LEGAL PROCEEDINGS

    There are no pending legal proceedings to which the Company is a party.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On April 18, 1996, a special meeting of the shareholders of the Company
(the "Special Meeting") was held for the purpose of considering and acting upon a proposal to approve, authorize and adopt (a) the Agreement and Plan of Reorganization (the "Exchange Agreement") dated January 23, 1996, by and among the Company, the Spire Companies and the Spire Stockholders, and (b) the Share Exchange and its constituent transactions contemplated by the Exchange Agreement, including, among other things: (i) acquisition by the Company of all of the issued and outstanding shares of the capital stock of each of the Spire Companies in exchange for the issuance by the Company of an aggregate of 3,501,883 shares of Common Stock to the Spire Stockholders; (ii) a one-for-seven reverse split of the shares of Common Stock issued and outstanding at the effective time (the "Effective Time") of the Share Exchange; (iii) amendment of the Articles of Incorporation of the Company to change the name of the Company to Spire International Corp.; (iv) adoption of the Amacan Resources Corporation Stock Incentive Plan (the "Amacan Option Plan"); (v) substitution of options to purchase shares of the common stock, par value $.01 per share, of Spire Technologies issued pursuant to the Spire 1995 Stock Option and Award Plan; and
(vi) the resignation, subsequent to the Effective Time, of the Company's officers and directors, and the appointment of replacement officers and directors by the Spire Stockholders.

    Holders of the Common Stock cast 1,725,502 votes in favor of the Exchange Agreement and the Share Exchange, representing 63.4% of the shares outstanding and entitled to vote thereon at the Special Meeting. No shareholder cast a vote against the Exchange Agreement and the Share Exchange, and no shareholder abstained from voting on the Exchange Agreement and the Share Exchange.


                                       PART II


ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The following table shows the range of bid prices for the Common Stock in the over-the-counter market for the calendar quarters indicated, as reported by the National Quotation Bureau. The quotations represent prices in the over-the-counter market between dealers in securities, do not include retail markup, markdown or commissions and do not necessarily represent actual transactions. Prices shown for the quarter ended April 30, 1996 reflect the consummation of the Share Exchange, including a one-for-seven reverse split of the shares of Common Stock issued and outstanding at the Effective Time.

                                                        Bid Prices
                                                 -----------------------
                   Quarter Ended                    High          Low
              --------------------------         ----------    ---------
              April 30, 1996 . . . . . .         $6.00           $5.00
              January 31, 1996 . . . . .           .375            .1875
              October 30, 1995 . . . . .           .25             .125
              July 31, 1995 . . . . . .            .25             .125

              April 30, 1995 . . . . . .         $ .125          $ .10
              January 31, 1995 . . . . .           .15             .125
              October 31, 1994 . . . . .           .165            .125
              July 31, 1994 . . . . . .            .125            .125

    As of July 25, 1996, there were approximately 423 holders of record of Common Stock, which did not include shares of Common Stock held in securities position listings. The Common Stock is quoted on the NASD's OTC Bulletin Board service under the symbol SPCC.

    The Company did not declare or pay dividends in either of the two years ending April 30, 1996 and 1995. Payment of dividends will be within the discretion of the Company's Board of Directors and will depend, among other factors, on earnings, capital requirements and the operating and financial condition of the Company. At the present time, the Company's anticipated capital requirements are such that it intends to follow a policy of retaining any future earnings in order to finance the development of its business.

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

    Historically, the Spire Companies have focused their sales and distribution efforts on two product lines within the midrange client/server computer market niche. The Spire Companies have been a value added reseller ("VAR") of Digital network computer hardware systems and components. The
Spire Companies have also been a distributor/VAR for a variety of software developed by third parties used in a wide spectrum of mid-range, client/server, production systems, and related environments. Recently, the Spire Companies have entered into strategic licensing and product development arrangements with IBM/Lotus, Corel/WordPerfect and Digital wherein the Company became the licensed developer and sole distributor of various software products.

    As part of its ongoing efforts to support customers' needs in the areas of training, support, and system configuration, the Company offers its customers an annual maintenance agreement. This allows customer access to the technical resources and support personnel of the Company, including automatic product upgrades, "bug fixing," and system configuration consulting. The demand for technical computer systems consulting is also an area of prospective growth for the Company. Additional technical consultants are hired during the latter end of fiscal year 1996 and the Company is beginning to concentrate on marketing its consulting services to generate additional revenues.

During fiscal year 1996, the Company expanded its distribution model to include software products that operate in the growing UNIX and NT operating systems environments. In addition to adding this new family of products, which serve the UNIX and NT environments, the Company also began marketing a family of products which provide solutions relating to the Internet. These products include a third-party product known in the industry as a "firewall," which is designed to protect an organization's computer network from access by unauthorized users, and an "antivirus" product which is designed to protect the computer network from virus intrusion originating from the Internet.

    The combined revenues of the Company, during fiscal year 1996, from these various activities are broken down as follows:

       Software sales                                      44% of revenues
       System configuration and hardware sales             45% of revenues
       Technical consulting and maintenance services       11% of revenues

    With the addition of the new product lines, as described above, the Company's management expects revenues from the sale of UNIX platform products, Internet security products, and technical consulting to grow faster, as a percentage of revenues, than the historical product lines of the Spire Companies.

    No single market sector represents a dominant portion of the Company's revenue base, with governmental and educational institutions representing approximately 32% of combined revenues and small to large corporations representing the remaining 68%. No single customer represents more than ten percent of the combined revenues of the Company.

    Like other "value added resellers" and distributors, the Company relies on its vendors and suppliers of software and hardware products for its ongoing product lines. Prior to the Share Exchange, over 70% of the combined revenues of the Spire Companies were derived from products they obtained from Digital, Corel, and Lotus. Should these suppliers select a different distribution channel or fail to renew existing distribution agreements with the Company, its profitability and its ability to continue in business could be significantly compromised. The Company is expanding its product lines in an effort to reduce this risk; however, its business will continue to be dependent on its vendors' selection of this particular channel of distribution for their products.

    The Company sells its products through a direct sales force of 34 representatives in the United States, and through a network of third-party resellers in North America, Europe, Australia, and Southeast Asia.


                                                                SELECTED FINANCIAL INFORMATION
                                 --------------------------------------------------------------------------------
                                                      1996                                              1995
                                                   PERCENT OF         ANNUAL                         PERCENT OF
                                    AMOUNT           REVENUE          CHANGE           AMOUNT         REVENUE
                                 ------------       ----------        -------         ---------      ----------
Revenues                          13,873,401             100%            43%         9,674,683            100%
Gross                              5,421,358              39%            77%         3,060,608             32%
Selling, General & Admin.          4,605,402              33%            57%         2,927,081             30%
Research & Development               268,028               2%                                -              0%
Operating Income                     547,928               4%           310%           133,527              1%
Net Income                           339,555               2%           244%            98,735              1%

Cash                               1,552,806                            103%           766,247
Working Capital                      943,332                            415%           183,268
Total Assets                       4,544,825                             61%         2,815,857
Stockholders Equity                1,480,907                            250%           423,294



RESULTS OF OPERATIONS

    For fiscal year 1996, the Company recorded net income of $339,555, or $.08 per share, on net sales of $13,873,401. This compares to 1995 net income of approximately $98,735, or $.03 per share, on net sales of approximately $9,674,683. The improvement in net sales resulted from an increased market penetration in both the software license/maintenance and hardware product lines.

REVENUES

                                1996        % CHANGE       1995
                             ----------     --------    ----------
Software                    $ 7,694,695          44%     5,356,572
Licenses/Maint.
Hardware Sales                6,178,706          43%     4,318,111
& Service                   -----------                 ----------
Net Sales                   $13,873,401          43%    $9,674,683

    Net sales increased $4.2 million or 43% in fiscal year 1996 as compared to 1995. The increase in net sales reflected increases in each of the Company's product lines. Software sales in fiscal year 1996 increased by $2.3 million. This increase was due primarily to the growth of UNIX and Windows NT software product sales and the release of new versions of WordPerfect for the Digital operating platforms. Upgrade sales of these products continued strong through the third and fourth quarters of fiscal year 1996. The Company also released a new maintenance program which has been positively accepted in the market. The expansion of the Company s technical consulting services and maintenance program has also contributed to revenue growth during the latter part of fiscal year 1996. Management believes the change in ownership of the WordPerfect product earlier this year to Corel and the Company's new maintenance program have generally been received well by the Company's customer base.

The release and customer acceptance of Digital Equipment's Alpha operating platform hardware system contributed substantially to the increase in the hardware product line revenues. The Company's promotion during the year bundling the new Alpha Server and Alpha version of WordPerfect was also a key to the increase in hardware sales.

GROSS PROFIT

                      1996        % OF CHANGE         1995
                   ----------     -----------      ----------
Gross Profit       $5,421,358             77%      $3,060,608

% of Net Sales         39%                             32%

    As a percentage of sales, gross profit increased from 32% to 39% in fiscal year 1996 compared to 1995. The increase in gross profit as a percentage of sales in fiscal year 1996 can be attributed to three major factors: First, the Company received the full license rights to WordPerfect for VMS and Lotus products. This decreased the royalty paid to the owners and manufacturers of those products. Second, the new product lines sold by the Company are more technical in nature and therefore carry a higher discount from the manufacturers. Third, the Company enjoyed a higher growth in revenues than the corresponding growth required for personnel; therefore, fixed costs related to cost of sales were spread over a larger sales base.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE


                         1996        % OF CHANGE         1995
                      ----------     -----------      ----------
Selling, General
and Administrative
Expense               $4,605,402             57%      $2,927,081

% of Net Sales         33%                                30%


    Selling, general, and administrative expenses increased as a percentage of sales from 30% in fiscal year 1995 to 33% in fiscal year 1996. This increase was due primarily to four factors: First, the Company began expanding its international sales channel aggressively during the fiscal year 1996. Second, a new UNIX sales division was created to focus on new product lines. Third, activities relating to the Company's expanded accounting, legal, and public reporting requirements increased expenses. Fourth, activities relating to the Company's strategy of acquiring additional products and other companies required greater expenditures.

RESEARCH AND DEVELOPMENT

    Research and development expense consists of programming costs for new software. The Company had total responsibility for several of the newly licensed products. During fiscal year 1996 the Company released a WordPerfect upgrade, version 5.1+ for Open VMS/VAX, WordPerfect 5.1+ for Open VMS/Alpha, and Lotus 1-2-3 for Open VMS/Alpha. Ongoing programming is necessary to keep pace with software innovations in several segments of the Company's market niche. With the Company's aggressive strategy to acquire additional exclusive licenses and proprietary technology, management expects this expense category to increase more rapidly as a percentage of sales in future periods. Research and development costs prior to fiscal year 1996 were not material.

OTHER INCOME

    Other income consists primarily of interest income and interest expense. Interest income has been earned on excess cash invested in interest-bearing instruments. Interest income is expected to decline in the future as cash is used increasingly for operational needs and strategic expansion.

LIQUIDITY AND CAPITAL RESOURCES


                              1996         % OF CHANGE       1995
                           ----------      -----------     --------
Cash                       $1,552,806         103%         $776,247
Working Capital               943,322         415%          183,268


    Since inception, the Spire Companies have satisfied their liquidity and capital resource requirements primarily through cash flow from operations. Long-term bank borrowings have been kept to a minimum and used primarily for the purchase of a building to house a portion of corporate operations.

    During fiscal years 1996 and 1995 the Company generated cash from operating activities in the amounts of $362,131 and $434,910 respectively. For the same years, net cash increased $786,559 and $272,787 respectively. The Company's cash equivalents at year end reflect the additional cash obtained in the Share Exchange.

    Working capital increased from $183,268 at April 30, 1995 to $943,332 at April 30, 1996. The Company's current ratio increased from 1.08 at April 30, 1995 to 1.33 at April 30, 1996. This increase is due primarily to cash generated from operations and the cash received in the Share Exchange.

    Based on anticipated working capital requirements, management believes that existing cash and cash equivalents, cash generated from operations, long-term debt financing and borrowings under the Company's existing lines of credit will be sufficient to finance the operations of the Company for the foreseeable future.

    The Company continues to evaluate opportunities for the license or acquisition of additional software products as well as the possible acquisition of, or development of strategic relations with, other companies which may have products or distribution channels that are compatible with the business objectives of the Company.

ITEM 7.       FINANCIAL STATEMENTS


                                           Financial Statements                                                               Page
              -----------------------------------------------------------------------------------------------------------      ----
              Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       []
              Consolidated Financial Statements:
                Consolidated Balance Sheets -- April 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . .       []
                Consolidated Statements of Income -- Years ended April 30, 1996 and
                  1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       []
                Consolidated Statements of Stockholders' Equity -- Years ended April 30, 1996
                  and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       []
                Consolidated Statements of Cash Flows -- Years ended April 30, 1996 and
                  1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       []
                Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       []


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There have been no disagreements with the Company's accountants on accounting and financial disclosure. The Company effected a change in accountants which has been reported on Form 8-K dated April 18, 1996 (as amended by Form 8-K/A dated July 29, 1996) which is incorporated herein by this reference.


                                       PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

    The information required by this Item is incorporated by reference to the sections entitled "Election of Directors--Nominees for Election as Directors", "Executive Officers" and "Executive Compensation--Section 16(a) Compliance" in the Company's definitive proxy statement for the annual meeting of the Company's shareholders to be held on September 10, 1996. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after April 30, 1996 pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.


ITEM 10.      EXECUTIVE COMPENSATION

    The information required by this Item is incorporated by reference to the sections entitled "Election of Directors--Director Compensation" and "Executive Compensation" in the Company's definitive proxy statement for the annual meeting of the Company's shareholders to be held on September 10, 1996.


ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated by reference to the section entitled "Voting Securities and Principal Holders" in the Company's definitive proxy statement for the annual meeting of the Company's shareholders to be held on September 10, 1996.


ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by this Item is incorporated by reference to the section entitled "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the Company's annual meeting of shareholders to be held on September 10, 1996.


ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

    (a)       Exhibits.


               NUMBER                      DESCRIPTION                        INCORPORATED        FILED
                                                                              BY REFERENCE      HEREWITH
               ------      ------------------------------------------         ------------      --------
                 2         Agreement and Plan of Reorganization dated              (1)             ---
                           January 23, 1996, among the Company, Spire
                           Technologies, Spire Systems and the Spire
                           Stockholders.

                3.1        Articles of Incorporation.                              (2)             ---
                3.2        Articles of Amendment and Share Exchange.               (3)             ---
                3.3        Bylaws, as amended on April 18, 1996.                                    (4)




               10.1        Exclusive License and Technical Assistance
                           Agreement dated as of July 1, 1996 by and
                           between Australian Software Innovations
                           (Services) Pty. Ltd and the Company                                     (4)

               10.2      Spire International Corp. Stock Incentive Plan                            (4)

                21       Subsidiaries of the Registrant                                            (4)

                27       Financial Data Schedule.                                                  (4)



           -------------------------------------

              (1) Incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 1996.

              (2) Incorporated by reference to the exhibits to Registration Statement No. 2-39659 on Form S-3 filed with the Securities and Exchange Commission in March 1971.

              (3) Incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 1996, as amended by Form 8-K/A filed with the Securities and Exchange Commission on July 29, 1996.

              (4) Filed herewith and attached to this Form 10-KSB following page ______ hereof.

                     (b)  REPORTS ON FORM 8-K.

                          On May 2, 1996, the Registrant filed a Current Report
              on Form 8-K, dated April 18, 1996, reporting the consummation of the Registrant's share exchange with Spire Technologies, Inc. ("Spire"), Spire Technologies Systems Divisions, Inc. ("Spire Systems") and the shareholders of Spire and Spire Systems
              (Item 1) and the acquisition by the Registrant of all of the capital stock of Spire and Spire Systems in connection therewith (Item 2). On July 29, 1996, the Registrant filed an Amendment to Current Report on Form 8-K/A reporting a change in accountant resulting from the transactions described in the Form 8-K as required by Item 4 of the Current Report on Form 8-K. The
              Current Report on Form 8-K included the Combined Financial Statements of Spire and Spire Systems, together with pro forma financial information of the Registrant, Spire and Spire Systems, required pursuant to Item 7 of the Current Report.

                                      SIGNATURES


    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 29, 1996.

                   SPIRE INTERNATIONAL CORP.



                   By: /s/ Robert K. Bench
                       --------------------------------------------
                        Robert K. Bench, President, Chief Financial
                        Officer and Director


    In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              SIGNATURE                       TITLE                         DATE
              ---------                       -----                         ----



/s/ Gary B. Godfrey              Chairman of the Board and Chief   July 29, 1996
- -----------------------------    Executive Officer (Principal
Gary B. Godfrey                  Executive Officer)



/s/ Robert K. Bench              President and Chief Financial     July 29, 1996
- -----------------------------    Officer and Director (Principal
Robert K. Bench                  Financial and Accounting
                                 Officer)



/s/ Brian W. Braithwaite         Secretary, Treasurer and          July 29, 1996
- -----------------------------    Director)
Brian W. Braithwaite



                                 Director                          July __, 1996

- -----------------------------
Sherman H. Smith

                                 Director                          July __, 1996

- -----------------------------
William A. Fresh

                      SPIRE INTERNATIONAL CORP. AND SUBSIDIARIES



                                 FINANCIAL STATEMENTS

                               APRIL 30, 1996 AND 1995


                     (WITH INDEPENDENT AUDITORS' REPORT THEREON)

                             INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders of
Spire International Corp. and Subsidiaries:


We have audited the accompanying consolidated balance sheet of Spire International Corp. and subsidiaries as of April 30, 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. We have also audited the combined balance sheet of Spire Technologies, Inc. and Spire Technologies Systems Division, Inc. as of April 30, 1995, and the related combined statements of income, stockholders' equity, and cash flows for the year then ended. These consolidated and combined financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Companies as of April 30, 1996 and 1995, and the results of their operations and their cash flows for each of the years then ended in accordance with generally accepted accounting principles.

Salt Lake City, Utah
June 21, 1996

              SPIRE INTERNATIONAL CORP. AND SUBSIDIARIES (CONSOLIDATED)
        SPIRE TECHNOLOGIES INC. AND SPIRE TECHNOLOGY SYSTEMS, INC. (COMBINED)

                                    Balance Sheets

                               April 30, 1996 and 1995



                                            Assets                                                    1996            1995
                                            ------                                                    ----            ----
Current assets:
 Cash                                                                                              $1,552,806        766,247
 Accounts receivable                                                                                2,176,642      1,524,948
 Other current assets                                                                                   7,806         17,410
 Deferred tax asset (note 4)                                                                           42,723         39,041
                                                                                                    ---------      ---------
        Total current assets                                                                        3,779,977      2,347,646

 Fixed assets (note 3):
   Land                                                                                                36,021         36,021
   Buildings                                                                                          250,489        250,489
   Furniture and equipment                                                                            526,005        372,669
   Transportation equipment                                                                            11,516         11,516
   Accumulated depreciation                                                                          (256,183)      (202,484)
                                                                                                    ---------      ---------
   Net fixed assets                                                                                   567,848        468,211

Interest in oil and gas properties (note 2)                                                           197,000              -
                                                                                                    ---------      ---------
                                                                                                   $4,544,825      2,815,857
                                                                                                    ---------      ---------
                                                                                                    ---------      ---------

                                  Liabilities and Stockholders' Equity
                                  ------------------------------------
Current liabilities:
 Current portion of long-term debt (note 3)                                                        $    7,721         87,527
 Accounts payable                                                                                   1,050,535        998,115
 Accrued liabilities                                                                                  488,660        360,388
 Income taxes payable (note 4)                                                                         52,715         32,154
 Deferred maintenance revenue                                                                       1,017,364        686,194
 Other deferred revenue                                                                               219,650              -
                                                                                                    ---------      ---------
    Total current liabilities                                                                       2,836,645      2,164,378
                                                                                                    ---------      ---------

Long-term liabilities:
 Long-term debt, excluding current portion (note 3)                                                   215,691        223,412
 Deferred tax liability (note 4)                                                                       11,582          4,773
                                                                                                    ---------      ---------
    Total long-term liabilities                                                                       227,273        228,185
                                                                                                    ---------      ---------

Stockholders' equity (notes 2 and 7):
 Common stock, $.25 par value. Authorized 8,000,000 shares;
   issued and outstanding 3,891,325 shares in 1996                                                    972,832          2,000
 Additional paid-in capital                                                                                 -          7,410
 Treasury stock, 17,000 shares in 1995, at cost                                                             -       (170,000)
 Retained earnings                                                                                    508,075        583,884
                                                                                                    ---------      ---------
    Total stockholders' equity                                                                      1,480,907        423,294

Commitments (note 5)
                                                                                                    ---------      ---------
                                                                                                   $4,544,825      2,815,857
                                                                                                    ---------      ---------
                                                                                                    ---------      ---------



See accompanying notes to financial statements.

              SPIRE INTERNATIONAL CORP. AND SUBSIDIARIES (CONSOLIDATED)
        SPIRE TECHNOLOGIES INC. AND SPIRE TECHNOLOGY SYSTEMS, INC. (COMBINED)

                                 Statements of Income

                         Years ended April 30, 1996 and 1995



                                                        1996            1995
                                                       ----------     ---------

Revenues:
  Software licenses and maintenance                   $7,694,695     5,356,572
  Hardware sales and service                           6,178,706     4,318,111
                                                       ----------     ---------
    Total revenues                                    13,873,401     9,674,683
                                                       ----------     ---------

Cost of sales:
  Software licenses and maintenance                    3,100,738     2,879,943
  Hardware sales and service                           5,351,305     3,734,132
                                                       ----------     ---------
    Total cost of sales                                8,452,043     6,614,075
                                                       ----------     ---------
    Gross profit                                       5,421,358     3,060,608
Selling, general, and administrative expenses          4,605,402     2,927,081

Research and development expense                         268,028             -
                                                       ----------     ---------
    Income from operations                               547,928       133,527

Other income (expense):
  Interest income                                         24,918        10,272
  Interest expense                                       (31,831)      (28,348)
  Other income (expense)                                  (4,715)       29,772
                                                       ----------     ---------
    Total other income (expense)                         (11,628)       11,696
                                                       ----------     ---------
    Income before taxes                                  536,300       145,223

Income tax expense (note 4)                              196,745        46,488
                                                       ----------     ---------
    Net income                                          $339,555        98,735
                                                       ----------     ---------
                                                       ----------     ---------
    Net income per share                                   $0.08          0.03
                                                       ----------     ---------
                                                       ----------     ---------


See accompanying notes to financial statements.

              SPIRE INTERNATIONAL CORP. AND SUBSIDIARIES (CONSOLIDATED)
        SPIRE TECHNOLOGIES INC. AND SPIRE TECHNOLOGY SYSTEMS, INC. (COMBINED)

                          Statements of Stockholders' Equity

                         Years ended April 30, 1996 and 1995




                                                                                                                             Total
                                                    Common stock           Additional                                        stock-
                                              -------------------------     paid-in       Treasury         Retained         holders'
                                                Shares         Amount       capital         stock          earnings          equity
                                              --------       ---------     --------        -------          -------         -------
Balances at April 30, 1994                     183,000       $   2,000        7,410       (170,000)         485,149         324,559
Net income                                           -               -            -              -           98,735          98,735
                                           -----------       ---------     --------     ----------       ----------     -----------
Balances at April 30, 1995                     183,000           2,000        7,410       (170,000)         583,884         423,294
Issuance of treasury stock                       4,386               -       65,790         43,860                -         109,650
Business combination (note 2)                3,703,939         970,832      (73,200)       126,140         (415,364)        608,408
Net income                                           -               -            -              -          339,555         339,555
                                           -----------       ---------     --------     ----------       ----------     -----------
Balances at April 30, 1996                   3,891,325       $ 972,832            -              -          508,075       1,480,907
                                           -----------       ---------     --------     ----------       ----------     -----------
                                           -----------       ---------     --------     ----------       ----------     -----------



See accompanying notes to financial statements.

               SPIRE INTERNATIONAL CORP. AND SUBSIDIARIES (CONSOLIDATED) SPIRE TECHNOLOGIES INC. AND SPIRE TECHNOLOGY SYSTEMS, INC. (COMBINED)

                               Statements of Cash Flows

                         Years ended April 30, 1996 and 1995



                                                                                                       1996           1995
                                                                                                    ----------       ---------
Cash flows from operating activities:
  Net income                                                                                       $  339,555         98,735
  Adjustments to reconcile net income to net cash provided by operating activities:
    Deferred taxes                                                                                      3,127        (12,931)
    Depreciation                                                                                       53,699         41,056
    Stock issued in lieu of compensation                                                              109,650              -
    Decrease (increase) in assets:
      Accounts receivable                                                                            (632,225)      (645,941)
      Other current assets                                                                              9,604          9,108
    Increase (decrease) in liabilities:
      Accounts payable                                                                                  5,327        456,304
      Accrued liabilities                                                                             (95,987)       305,018
      Income taxes payable                                                                             18,561         19,417
      Deferred maintenance revenue                                                                    331,170        164,144
      Other deferred revenue                                                                          219,650              -
                                                                                                   ----------       --------

            Net cash provided by operating activities                                                 362,131        434,910
                                                                                                   ----------       --------

Cash flows from investing activities:
  Capital expenditures                                                                               (153,336)      (114,395)
  Net cash acquired in business combination                                                           484,781              -
                                                                                                   ----------       --------
            Net cash provided by (used in) investing activities                                       331,445       (114,395)
                                                                                                   ----------       --------

Cash flows from financing activities:
  Proceeds from issuance of stock                                                                           -              -
  Net borrowings on note payable to bank                                                                    -              -
  Principal payments of long-term debt                                                                (87,527)      (176,167)
  Proceeds from issuance of long-term debt                                                                  -        128,439
  Deposit for private placement subscriptions                                                         180,510              -
                                                                                                   ----------       --------
            Net cash provided by (used in) financing activities                                        92,983        (47,728)
                                                                                                   ----------       --------
Net increase in cash                                                                                  786,559        272,787

Cash at beginning of year                                                                             766,247        493,460
                                                                                                   ----------       --------

Cash at end of year                                                                                $1,552,806        766,247
                                                                                                   ----------       --------
                                                                                                   ----------       --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest                                                                             $   21,016         28,348
Cash paid for income taxes                                                                            378,587         23,832




See accompanying notes to financial statements.

              SPIRE INTERNATIONAL CORP. AND SUBSIDIARIES (CONSOLIDATED)
        SPIRE TECHNOLOGIES INC. AND SPIRE TECHNOLOGY SYSTEMS, INC. (COMBINED)

                            Notes to Financial Statements

                               April 30, 1996 and 1995



(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    DESCRIPTION OF BUSINESS

    Spire International Corp. (Spire International) is the parent of Spire Technologies, Inc. (STI) and Spire Technologies Systems Division, Inc. (STSDI) (collectively, the Company). STI and STSDI are resellers of computer software and hardware respectively, and also provide technical support for certain software. STSDI has no employees or facilities, with all work performed by STI in exchange for a management fee. Their customers consist of business and governmental entities, geographically dispersed throughout the United States and abroad. Revenue from foreign sales was insignificant in previous years, and in the year ended April 30, 1996, was approximately nine percent of total sales. As a reseller the Company is dependent on third-party suppliers, with over seventy percent of the Company's revenues derived from products it obtains from three suppliers. At April 30, 1996, Spire International owned certain investments in oil and gas producing properties, which were disposed of in May 1996 as discussed in note 2.

    BASIS OF PRESENTATION

    The consolidated financial statements as of and for the year ended
    April 30, 1996, include the financial statements of Spire International and its two wholly owned subsidiaries, STI and STSDI. The financial statements as of April 30, 1995, and for the year then ended are the combined financial statements of STI and STSDI. All significant intercompany balances and transactions have been eliminated in consolidation or combination.

    FIXED ASSETS

    Fixed assets are stated at cost. Depreciation of fixed assets is computed on the straight-line method over the estimated useful lives of individual classes of assets. The estimated useful lives of the individual classes of assets are as follows:

              Buildings                                40 years
              Furniture and equipment                 3-10 years
              Transportation equipment                  5 years

    INTERESTS IN OIL AND GAS PROPERTIES

    Interests in oil and gas properties, acquired in the business combination discussed in note 2 are stated at cost to the Company, which is fair market value at the date of the business combination.

              SPIRE INTERNATIONAL CORP. AND SUBSIDIARIES (CONSOLIDATED)
        SPIRE TECHNOLOGIES INC. AND SPIRE TECHNOLOGY SYSTEMS, INC. (COMBINED)

                            Notes to Financial Statements


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    REVENUE RECOGNITION

    Revenue from the sale of software licenses and hardware sales is recognized at the time of delivery. Revenue from maintenance contracts and customer service is recognized as the service is performed. Deferred maintenance revenue consists of payments received on software maintenance contracts and recorded as revenue over the period of the contract, which is typically one year.

    RESEARCH AND DEVELOPMENT

    Research and development costs are expended as incurred.

    INCOME TAXES

    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    INCOME PER SHARE

    Per share amounts are computed by dividing net income by the weighted average number of common shares and common share equivalents resulting from options outstanding. There were 3,992,768 and 3,346,274 weighted average common shares and common share equivalents outstanding for the years ended April 30, 1996 and 1995, respectively. Income per share for 1995 has been restated for the effects of the business combination discussed in note 2 which for accounting purposes represented stock splits for the STI and STSDI stockholders.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of trade receivables, notes payable, trade accounts payable, accrued expenses, and long-term debt approximate fair value.

              SPIRE INTERNATIONAL CORP. AND SUBSIDIARIES (CONSOLIDATED)
        SPIRE TECHNOLOGIES INC. AND SPIRE TECHNOLOGY SYSTEMS, INC. (COMBINED)

                            Notes to Financial Statements


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    USE OF ESTIMATES

    Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.


(2) BUSINESS COMBINATION AND ASSET DISPOSITION

    On January 23, 1996, STI and STSDI, which were both privately held by the same group of owners, entered into an agreement and plan of reorganization (Exchange Agreement) with Amacan Resources Corporation (Amacan) wherein STI and STSDI became wholly owned subsidiaries of Amacan. The Exchange Agreement was approved by Amacan stockholders on April 18, 1996. Since 1974, Amacan, a publicly-traded company, has been almost exclusively engaged as a participant with others in oil and gas operations and development. Amacan's principal assets were working interests in producing oil and gas wells and options or rights to participate in the drilling of additional wells. As part of the merger, Amacan was renamed Spire International Corp.

    Upon approval of the Exchange Agreement by the Amacan stockholders, (a) the 389,102 shares of Amacan's common stock previously outstanding (as adjusted for a reverse stock split) remained outstanding and (b) Amacan issued an additional 3,502,223 shares of its common stock for all of the issued and outstanding shares of STI and STSDIs' common stock. The business combination is treated for accounting purposes as a "reverse merger" wherein STI and STSDI are shown as the acquiring companies because the former stockholders of STI and STSDI have the significant majority of the outstanding common stock after the combination, and management of STI and STSDI has become the management of the combined companies. The business combination is accounted by the purchase method of accounting with the net assets of Amacan being recorded at their fair value at the date of closing and the operating results of Amacan prior to the business combination are not included with the historical operating results of STI and STSDI.

              SPIRE INTERNATIONAL CORP. AND SUBSIDIARIES (CONSOLIDATED)
        SPIRE TECHNOLOGIES INC. AND SPIRE TECHNOLOGY SYSTEMS, INC. (COMBINED)

                            Notes to Financial Statements


(2) BUSINESS COMBINATION AND ASSET DISPOSITION (continued)

    The following pro forma financial information presents the combined results of operations of STI, STSDI, and Amacan as if the acquisition had occurred as of May 1, 1994. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had STI, STSDI, and Amacan constituted a single entity during such periods.

                                                 Years ended April 30,
                                                 ---------------------

                                                   1996            1995
                                                 -----------    ---------

         Net sales                               $14,020,329    9,862,216

         Net income                              $   238,365      127,258

         Net income per share                    $      0.06         0.04

    As described above, the Company acquired Amacan's interest in oil and gas producing properties in the business combination. On May 1, 1996, these properties were sold to an unrelated party. The properties were recorded at fair market value as of acquisition date, as determined by the subsequent sales price. Accordingly, no gain or loss was recorded on disposal. The operating loss for the oil and gas operations during the period from date of acquisition (April 18, 1996) to April 30, 1996, was insignificant.


(3) NOTE PAYABLE TO BANK AND LONG-TERM DEBT

    The Company had a $75,000 unsecured line of credit with a commercial bank that expired March 23, 1996. No amounts were outstanding at April 30, 1996 or April 30, 1995. Subsequent to year-end, the Company established two new lines of credit with a commercial bank: one for $1,000,000, secured by trade receivables, at prime plus two percent, expiring June 1, 1997; the other for $350,000, secured by equipment, at prime plus two percent, expiring May 1, 1999.

              SPIRE INTERNATIONAL CORP. AND SUBSIDIARIES (CONSOLIDATED)
        SPIRE TECHNOLOGIES INC. AND SPIRE TECHNOLOGY SYSTEMS, INC. (COMBINED)

                            Notes to Financial Statements


(3) NOTE PAYABLE TO BANK AND LONG-TERM DEBT (continued)

    Long-term debt at April 30, 1996 and 1995, consisted of the following:


                                                                                        1996           1995
                                                                                     ---------        -------
       8.25% first mortgage payable in monthly installments of
            $1,173, including interest, with final payment of $107,417 due July 15, 1999, secured by the Company's land and
            building with a book value of $255,831 at April 30, 1996                  $121,909        125,755

       8.70% SBA loan payable in monthly installments of $1,078,
            including interest, secured by the Company's land
            and building with a book value of $255,831 at April 30, 1996               101,503        104,754

       5% simple interest loan payable in monthly installments
            of 1.4% of the Spire Technologies gross margin from the prior month, secured by common stock of Spire Technologies.
            Paid off in December 1995                                                        -         80,430
                                                                                      --------        -------
                        Total long-term debt                                           223,412        310,939

       Less current portion                                                              7,721         87,527
                                                                                      --------        -------
                        Long-term debt, excluding current portion                     $215,691        223,412
                                                                                      --------        -------
                                                                                      --------        -------


     Aggregate maturities of long-term debt are as follows: 1997, $7,721; 1998, $8,400; 1999, $9,139; 2000, $112,877; 2001, $5,469; and thereafter $79,806.

              SPIRE INTERNATIONAL CORP. AND SUBSIDIARIES (CONSOLIDATED)
        SPIRE TECHNOLOGIES INC. AND SPIRE TECHNOLOGY SYSTEMS, INC. (COMBINED)

                            Notes to Financial Statements

(4) INCOME TAXES

    Income tax expense consists of:

                                         Current     Deferred         Total
                                         -------     --------        -------
         Year ended April 30, 1996:
            Federal                     $165,923        5,139        171,062
            State                         25,683            -         25,683
                                        --------      -------        -------
                                        $191,606        5,139        196,745
                                        --------      -------        -------
                                        --------      -------        -------

         Year ended April 30, 1995:
            Federal                     $ 50,242      (11,273)        38,969
            State                          9,177       (1,658)         7,519
                                        --------      -------        -------
                                         $59,419      (12,931)        46,488
                                        --------      -------        -------
                                        --------      -------        -------

    Actual income tax expense differs from the "expected" tax expense (computed by applying the U.S. federal corporate income tax rate of 34 percent to income before income taxes) as follows:


                                                                      1996            1995
                                                                     -------        -------
         Computed "expected" tax expense                            $182,342         49,376

         Increase (decrease) in income taxes resulting from:
           State income taxes, net of federal tax benefit             16,950          4,963
           Other                                                      (2,547)        (7,851)
                                                                     -------        -------
               Income tax expense                                   $196,745         46,488
                                                                     -------        -------
                                                                     -------        -------


              SPIRE INTERNATIONAL CORP. AND SUBSIDIARIES (CONSOLIDATED)
        SPIRE TECHNOLOGIES INC. AND SPIRE TECHNOLOGY SYSTEMS, INC. (COMBINED)

                            Notes to Financial Statements


(4) INCOME TAXES (continued)

    The tax effects of temporary differences that give rise to current deferred tax assets and noncurrent deferred tax liabilities at April 30, 1996 and 1995, are presented below:


                                                                                              1996           1995
                                                                                           --------        -------
         Current deferred tax assets:
           Deferred compensation                                                            $16,514          9,232
           Allowance for bad debts                                                           42,723         29,809
                                                                                           --------        -------

                   Total gross current deferred assets                                       59,237         39,041

         Less valuation allowance                                                           (16,514)             -
                                                                                           --------        -------

                   Net current deferred tax assets                                          $42,723         39,041
                                                                                           --------        -------
                                                                                           --------        -------

         Noncurrent deferred tax assets:
           Investment tax credit carryforwards                                              $10,095              -
           Net operating loss carryfoward                                                    73,903              -
                                                                                           --------        -------

                   Total gross noncurrent deferred assets                                    83,998              -

         Less valuation allowance                                                            (3,667)             -
                                                                                           --------        -------

                   Net noncurrent deferred tax assets                                        80,331              -

         Deferred tax liability  - tax depreciation in excess of
           book depreciation                                                                 91,913          4,773
                                                                                           --------        -------

                   Net noncurrent deferred tax liability                                    $11,582          4,773
                                                                                           --------        -------
                                                                                           --------        -------


    The valuation allowance for deferred tax assets as of May 1, 1994, was $-0-. The net change in the total valuation allowance for the years ended
    April 30, 1996 and 1995, was an increase of $-0- and $20,181, respectively.

    Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of April 30, 1996, will be allocated as an income tax benefit to be reported in the statement of operations.

              SPIRE INTERNATIONAL CORP. AND SUBSIDIARIES (CONSOLIDATED)
        SPIRE TECHNOLOGIES INC. AND SPIRE TECHNOLOGY SYSTEMS, INC. (COMBINED)

                            Notes to Financial Statements


(4) INCOME TAXES (continued)

    At April 30, 1996, the Company has net operating loss carryforwards for federal income tax purposes of $189,500 which expire from 1997 to 2008. The Company also has investment tax credit carryforwards for federal income tax purposes of $10,095 which expire from 1997 to 2001.

    As a result of the business combination discussed in note 2, Spire International has undergone greater than 50 percent change of ownership under the rules of the Tax Reform Act of 1986. Consequently, certain of the Company's net operating loss carryforwards and investment credit carryforwards may expire unutilized. The maximum amount of the remaining carryforwards available to offset future income in a given year is limited to the product of Spire International value on the date of ownership change and the federal long-term tax-exempt rate, plus any limited carryforward not utilized in prior years.


(5) LEASES

         The Company has operating leases for office space and equipment. The Company incurred rent expense of $80,426 and $19,973 for the years ended April 30, 1996 and 1995, respectively. Future minimum rent payments under existing operating leases are $128,476 in fiscal 1997 and $122,425 in fiscal 1998.


(6) RETIREMENT PLAN

    The Company has a qualified defined contribution retirement plan under
    Section 401(k) of the Internal Revenue Code. The plan covers all employees who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. In addition, employer contributions are made at the discretion of the Board of Directors. Participants are fully vested at all times in employee contributions. Employer contributions vest over a six-year period. Employer contributions of $12,376 and $11,545 were made for the years ended April 30, 1996 and 1995, respectively.

              SPIRE INTERNATIONAL CORP. AND SUBSIDIARIES (CONSOLIDATED)
        SPIRE TECHNOLOGIES INC. AND SPIRE TECHNOLOGY SYSTEMS, INC. (COMBINED)

                            Notes to Financial Statements


(7) COMMON STOCK

    At December 31, 1995, STI had common stock with a par value of $.01 per share and 100,000 shares authorized and issued. STSDI had common stock with no par value, 1,000,000 shares authorized and 100,000 shares issued and outstanding.

    The Company has a stock option plan under which incentive stock options, nonqualified stock options, stock appreciation rights, and stock units may be granted to directors and employees of the Company. The Company has reserved 1,000,000 shares of common stock for issuance under the plan. The number of shares, exercise price, terms, and exercise period are determined by the Board of Directors on an option-by-option basis. No options were granted prior to May 1, 1995. At April 30, 1996, options to acquire 551,685 shares have been granted of which 41,830 are exercisable. A summary of activity follows:

                                                       Number        Price per
                                                     of shares         share
                                                     ---------     -------------
         Options outstanding at beginning of year            -     $      -
         Plus options granted                          551,685       1.24 - 3.50
         Less options canceled or expired                    -            -
                                                     ---------     -------------
         Options outstanding at end of year            551,685     $ 1.24 - 3.50
                                                     ---------     -------------
                                                     ---------     -------------

(8) SUBSEQUENT EVENTS

    In April, 1996, the Company undertook a private offering to sell unregistered shares of its common stock to certain accredited investors. The Company intends to use the proceeds to acquire additional software licenses and technology, to fund additional research and development, and for additional working capital. The shares were offered in units, at $7.00 per unit, with each unit consisting of two shares of common stock plus one warrant to buy one share of common stock for $3.50 before April 30, 1998. The Company closed the offer in June 1996, when 223,024 units had been subscribed from which $1,561,168 of cash proceeds were received.