Form 10KSB/A
period 1996-04-30
SPIRE TECHNOLOGIES INC
filed 1996-08-01
CIK 4317

- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  FORM 10-KSB/A

/X/ Amendment No. 1 to Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended April 30, 1995
                                   or

/ / Transition report under section 13 or 15(d) of the Securities Act of 1934 for the transition period from __________________ to ___________________

                            SPIRE INTERNATIONAL CORP.
               ----------------------------------------------------
               (Exact name of small business issuer in its charter)

     UTAH                      0-6425                          87-0284979
 -----------------      ---------------------             -------------------
  (State or other       (Commission File No.)                (IRS Employer
   jurisdiction                                           Identification No.)
 of incorporation)

                            311 NORTH STATE STREET
                               OREM, UTAH 84057
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code:  (801) 226-3355

Securities registered pursuant to Section 12(g) of the Act:

                                               NAME OF EACH EXCHANGE ON
           TITLE OF EACH CLASS                     WHICH REGISTERED
           -------------------                 ------------------------
       Common Stock, $.25 par value.......             None

Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 (1) Yes   X     No
                        -------    -------
                 (2) Yes   X     No
                        -------    -------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendment to this Form 10-KSB. /X/

The aggregate market value of voting stock held by non-affiliates computed by reference to the price at which the stock sold, or the average bid and asked prices of such stock, as of July 24, 1996 was approximately $4,423,352.

Issuer's revenues for its most recent fiscal year:  $13,873,401.

Number of shares outstanding of each of Issuer's classes of common stock as of the latest practicable date:

                                                          OUTSTANDING AT
                       CLASS                               JULY 25, 1996
                       -----                              --------------
 Common Capital Stock, $.25 par value...............        4,337,373


                   DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Issuer's 1996 Annual Meeting of Shareholders to be held on September 10, 1996 are incorporated by reference in Part III of this Annual Report on Form 10-KSB.


- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------

                                 AMENDMENT NO. 1


     1. The Issuer hereby amends Item 5 of its Annual Report on Form 10-KSB for the period ended April 30, 1996 (the "Original Filing") by deleting such item and replacing it in its entirety as follows for the purpose of correcting inadvertent errors in the high and low bid prices for certain quarters of fiscal year 1996:

     ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

              The following table shows the range of bid prices for the Common Stock in the over-the-counter market for the calendar quarters indicated, as reported by the National Quotation Bureau. The quotations represent prices in the over-the-counter market between dealers in securities, do not include retail markup, markdown or commissions and do not necessarily represent actual transactions. Prices shown for the quarter ended April 30, 1996 reflect the consummation of the Share Exchange, including a one-for-seven reverse split of the shares of Common Stock issued and outstanding at the effective time of the Share Exchange.

                                                          BID PRICES
                                                   ----------------------
                        QUARTER ENDED               HIGH           LOW
                        -------------              ------        --------
                  April 30, 1996............       $6.00         $1.3125
                  January 31, 1996..........         .375          .03125
                  October 30, 1995..........         .125          .03125
                  July 31, 1995.............         .125          .05

                  April 30, 1995............       $ .125        $ .10
                  January 31, 1995..........         .15           .125
                  October 31, 1994..........         .165          .125
                  July 31, 1994.............         .125          .125

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


     2. The Issuer hereby amends Item 7 of the Original Filing for the period ended April 30, 1996 by deleting such item and replacing it in its entirety as follows for the purpose of correcting the inadvertent omission of page references:

     ITEM 7.  FINANCIAL STATEMENTS

                            FINANCIAL STATEMENTS                         PAGE
                            --------------------                         ----
              Independent Auditors' Report..............................  15

              Consolidated Financial Statements:

                Consolidated Balance Sheets -- April 30, 1996 and 1995..  16

                Consolidated Statements of Income -- Years ended
                 April 30, 1996 and 1995................................  17

                Consolidated Statements of Stockholders' Equity --
                 Years ended April 30, 1996 and 1995....................  18

                Consolidated Statements of Cash Flows -- Years ended
                 April 30, 1996 and 1995................................  19

                Notes to Consolidated Financial Statements..............  20


     3. The Issuer hereby amends Item 13(a) of the Original Filing by deleting such item and replacing it in its entirety as follows for the purpose of correcting the inadvertent omission of a page reference:

     ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits.

                                                                INCORPORATED     FILED
               NUMBER             DESCRIPTION                   BY REFERENCE    HEREWITH
               ------    ------------------------------------   ------------    --------
                 2       Agreement and Plan of Reorganization        (1)
                         dated January 23, 1996, among the
                         Company, Spire Technologies, Spire
                         Systems and the Spire Stockholders.

                 3.1     Articles of Incorporation.                 (2)

                 3.2     Articles of Amendment and Share            (3)
                         Exchange.

                 3.3     Bylaws, as amended on April 18, 1996.                     (4)

                10.1     Exclusive License and Technical                           (4)
                         Assistance Agreement dated as of
                         July 1, 1996 by and between
                         Australian Software Innovations
                         (Services) Pty. Ltd and the Company.

                10.2     Spire International Corp. Stock                           (4)
                         Incentive Plan.

                21       Subsidiaries of the Registrant.                           (4)

                27       Financial Data Schedule.                                  (4)

          _______________________

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

          (4) Filed herewith and attached to this Form 10-KSB following page 28 hereof.


     4. The Issuer hereby amends the Original Filing to correct the inadvertant omission of Exhibit 27 by including such Exhibit as set forth on pages 5 and 6 of this Form 10-KSB/A.


                                 SIGNATURES


     Pursuant to the requirements of Rule 12b-15 promulgated under the Securities Exchange Act of 1934, the Issuer has duly caused this Amendment No. 1 to Annual Report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized, on July 30, 1996.

                                     SPIRE INTERNATIONAL CORP.



                                     By: /s/ Robert K. Bench
                                        ------------------------------------
                                         Robert K. Bench, President