Form 10QSB
period 1996-06-30
SPIRE TECHNOLOGIES INC
filed 1996-08-14
CIK 4317

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   Form 10-QSB
(Mark one)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:   JUNE 30, 1996

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to
                                         -----------     -------------

                             Commission File Number 06425

                              SPIRE INTERNATIONAL CORP.
                ------------------------------------------------------
                (Exact name of registrant as specified in its charter)

              UTAH                                             87-0284979
 -------------------------------                          -------------------
 (State or other jurisdiction of                           (I.R.S. Employer
  Incorporation or organization)                          Identification No.)

                                311 North State Street
                                   Orem, Utah 84058
                       ---------------------------------------
                       (Exact name of small business issuer as
                              specified in its charter)

         Registrant's telephone number, including area code: (801)226-3355
         -----------------------------------------------------------------

                             Amacan Resources Corporation
                            1399 South Seventh East, No. 9
                              Salt Lake City, Utah 84105
                                    April 30, 1996
                 ----------------------------------------------------
                 (Former name, former address and former fiscal year,
                            if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X     No
                                                              ---      ---

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                     OUTSTANDING AT JULY 29, 1996
         ---------------------            ----------------------------
         Common capital stock,                   4,337,373
           $.25 par value

              Transitional Small Business Disclosure Format (check one):
                               Yes        No  X
                                   ---       ---

                                     FORM 10-QSB
                         For the Quarter Ended June 30, 1996

                                       (Index)


Part I.

    Financial Information

    Balance Sheets
      at June 30, 1996 and April 30, 1996                         3

    Statements of Operations
      One Month Ended April 30, 1996 and
      Two Months Ended June 30, 1996 and
      Three Months Ended June 30, 1996 and 1995                   4

    Statements of Cash Flows
      One Month Ended April 30, 1996 and
      Two Months Ended June 30, 1996 and
      Three Months Ended June 30, 1996 and 1995                   5

    Notes To Financial Statements                                 6

    Management's Discussion and Analysis of Financial
         Condition and Results of Operations                      8

    Part II.

    Other Information                                             9

PART I.  FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                              SPIRE INTERNATIONAL CORP.
                                    Balance Sheets
                           June 30, 1996 and April 30, 1996


                                                                 June 30,      April 30,
                                                                  1996          1996
                                                               -----------    -----------
         ASSETS                                                (Unaudited)
Current assets:
  Cash                                                         $ 2,459,938    $ 1,552,806
  Accounts receivable, net of allowances (Note B)                3,523,222      2,176,642
  Other current assets                                              92,248          7,806
  Deferred tax asset                                                42,724         42,723
                                                               -----------    -----------
        Total current assets                                     6,118,131      3,779,977

Fixed assets
  Land                                                              36,021         36,021
  Buildings                                                        250,489        250,489
  Furniture and equipment                                          608,483        526,005
  Transportation equipment                                          11,516         11,516
  Accumulated depreciation                                        (269,633)      (256,183)
                                                               -----------    -----------
        Net fixed assets                                           636,876        567,848

Interest in oil and gas properties (Note D)                              0        197,000
                                                               -----------    -----------
                                                               $ 6,755,007    $ 4,544,825
                                                               -----------    -----------
                                                               -----------    -----------

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                            $     7,775    $     7,721
  Accounts payable                                               1,871,909      1,050,535
  Accrued liabilities                                              198,582        488,660
  Income taxes payable                                             135,599         52,715
  Deferred maintenance revenue                                   1,018,208      1,017,364
  Other deferred revenue                                           193,468        219,650
                                                               -----------    -----------
        Total current liabilities                                3,425,541      2,836,645
                                                               -----------    -----------

Long-term liabilities:
  Long-term debt, excluding current portion                        214,394        215,691
  Deferred tax liability                                            11,582         11,582
                                                               -----------    -----------
        Total long-term liabilities                                225,976        227,273
                                                               -----------    -----------

Stockholders' equity:
  Common stock, $.25 par value.  Authorized 8,000,000 shares;
  issued and outstanding 4,337,373 at June 30, 1996 and
  3,891,325 shares at April 30, 1996 (Note F)                    1,084,343        972,832
  Additional paid-in capital                                     1,449,656
  Retained earnings                                                569,491        508,075
                                                               -----------    -----------
        Total stockholders' equity                               3,103,490      1,480,907
                                                               -----------    -----------
                                                               $ 6,755,007    $ 4,544,825
                                                               -----------    -----------
                                                               -----------    -----------


See accompanying notes to financial statements.

                              SPIRE INTERNATIONAL CORP.
                               STATEMENTS OF OPERATIONS
          One Month Ended April 30, 1996 and Two Months Ended June 30, 1996
                    and Three Months Ended June 30, 1996 and 1995
                                     (Unaudited)

                                                                    TOTAL
                                       ONE MONTH    TWO MONTHS   THREE MONTHS   THREE MONTHS
                                         ENDED        ENDED         ENDED          ENDED
                                       APRIL 30,     JUNE 30,      JUNE 30,       JUNE 30,
                                          1996        1996           1996           1995
                                      ----------    ----------   ------------   ------------
NET SALES                             $1,163,723    $3,354,716    $4,518,439    $3,302,858

COST OF GOODS SOLD                       730,793     2,218,812     2,949,605     1,917,115
                                      ----------    ----------    ----------    ----------

GROSS PROFIT                             432,930     1,135,904     1,568,834     1,385,743

EXPENSES:
   Selling, General, and Admin Exp       449,525       911,790     1,361,315     1,134,763
   Research and Development               53,403        90,096       143,499        64,952
                                      ----------    ----------    ----------    ----------

OPERATING INCOME (LOSS)                  (69,998)      134,018        64,020       250,980

OTHER REVENUE AND (EXPENSES)                 557        10,282        10,839        (3,460)
                                      ----------    ----------    ----------    ----------

INCOME (LOSS) BEFORE INCOME TAXES        (69,441)      144,300        74,859       247,519

PROVISION FOR INCOME TAXES               (60,000)       82,884        22,884        94,057
                                      ----------    ----------    ----------    ----------

NET INCOME (LOSS)                     $   (9,441)   $   61,416    $   51,975    $  153,462
                                      ----------    ----------    ----------    ----------
                                      ----------    ----------    ----------    ----------

NET INCOME PER SHARE                                              $      .01    $      .04
                                                                  ----------    ----------
                                                                  ----------    ----------

WEIGHTED AVERAGE NUMBER OF
 COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING                                                4,269,140     3,949,750


                          SPIRE INTERNATIONAL CORP.
                          STATEMENTS OF CASH FLOWS
      One Month Ended April 30, 1996 and Two Months Ended June 30, 1996
               and Three Months Ended June 30, 1996 and 1995
                                (Unaudited)

                                                                   TOTAL
                                    ONE MONTH     TWO MONTHS    THREE MONTHS   THREE MONTHS
                                      ENDED         ENDED           ENDED          ENDED
                                     APRIL 30,     JUNE 30,        JUNE 30,       JUNE 30,
                                       1996          1996           1996            1995
                                    ----------    ----------    ------------   ------------
OPERATING ACTIVITIES:
Net income                         $   (9,441)   $    61,416     $    51,975     $  153,462
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
  Depreciation and amortization         5,451         13,450          18,901         31,758
(Increase) decrease in:
  Accounts receivable (net)           394,313     (1,346,580)       (952,267)      (299,285)
  Other current assets                (13,374)       (84,443)        (97,817)       (21,451)
Increase (decrease) in:
  Accounts payable                   (533,638)       821,374         287,736        260,363
  Accrued liabilities                 410,949       (195,997)        214,952         (3,552)
  Accrued income taxes               (142,481)        82,884         (59,597)        82,116
  Deferred revenue                     82,230       (119,419)        (37,189)       330,816
                                   ----------    -----------     -----------     ----------

    Net cash provided by
     operating activities             194,009       (767,315)       (573,306)       533,933
                                   ----------    -----------     -----------     ----------

INVESTING ACTIVITIES:

  Sale of interest in oil
   and gas properties                       -        197,000         197,000               -
  Purchase of furniture and
   equipment                          (21,607)       (82,478)       (104,085)       (21,779)
                                   ----------    -----------     -----------     ----------

    Net cash provided by
     investing activities             (21,607)       114,522          92,915        (21,779)
                                   ----------    -----------     -----------     ----------

FINANCING ACTIVITIES:

Principal payments on notes
 payable and capital leases              (614)        (1,243)         (1,857)        (1,707)
Net proceeds from issuance
 of common stock                            -      1,561,168       1,561,168              -
                                   ----------    -----------     -----------     ----------

          Net cash provided by
           financing activities          (614)     1,559,925       1,559,311         (1,707)
                                   ----------    -----------     -----------     ----------

NET INCREASE IN CASH AND
 CASH EQUIVALENTS                     171,787        907,132       1,078,919        510,447
CASH AND EQUIVALENTS, BEGINNING
 OF PERIOD                          1,381,019      1,552,806       1,381,019      1,652,769
                                   ----------    -----------     -----------     ----------
CASH AND EQUIVALENTS, END
 OF PERIOD                         $1,552,806    $ 2,459,938     $ 2,459,938     $1,142,322
                                   ----------    -----------     -----------     ----------
                                   ----------    -----------     -----------     ----------

                              SPIRE INTERNATIONAL CORP.
                           NOTES TO FINANCIAL STATEMENTS
                                    June 30, 1996
                                     (Unaudited)


A.  BASIS OF PRESENTATION

    The balance sheet as of June 30, 1996, the statements of operations for the three month periods ended June 30, 1996 and June 30, 1995, and the statements of cash flows for the three month periods ended June 30, 1996 and June 30, 1995 have been prepared by the Company without audit. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

    Operating results for the three months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the Company's fiscal year ending March 31, 1997. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB/A for the year ended April 30, 1996.

    Management has determined that commencing in fiscal year 1997, a new fiscal year end of March 31 will be adopted to coincide with the calendar quarter end. Form 8K was filed June 18, 1996, reporting this change. The transition to a March 31 fiscal year end will be accomplished via filing one 11-month year as allowed by SEC regulations. Thus, Form 10-QSB for quarter ended June 30, 1996 shows May and June, 1996 as the actual period being reported, with April, 1996 which is included as a separate column to facilitate comparison with the 1995 quarter ended
    June 30.

B.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

    The allowance for doubtful accounts at June 30, 1996 and April 30, 1996 was $160,913 and $171,500 respectively.

C.  FIXED ASSETS

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

                   Buildings                     40 years
                   Furniture and equipment       3-10 years
                   Transportation equipment      5 years

D.  INTEREST IN OIL AND GAS PROPERTIES

    Oil and gas properties acquired in the business combination with Amacan Resources Corp. were sold for $197,000, their fair market value effective May 1, 1996.

E.  NOTES PAYABLE

    The Company established two lines of credit with a commercial bank during the period ended June 30, 1996: one for $1,000,000, secured by trade receivables, at prime plus two percent, expiring June 1, 1997; the other for $350,000 secured by equipment, at prime plus two percent, expiring May 1, 1999. No amounts were outstanding at June 30, 1996.

    Long-term debt at June 30, 1996 consisted of the following:

        8.25% first mortgage of $121,236 payable in monthly installments of $1,173, including interest, with final payment of $107,417 due July 15, 1999, secured by the Company's land and building with a book value of $255,831 at April 30, 1996

        8.70% SBA loan of $100,933 payable in monthly installments of $1,078, including interest, secured by the Company's land and building with a book value of $255,831 at April 30, 1996

F.  COMMON STOCK

    In June, 1996 the Company completed a private offering to sell unregistered shares of its common stock to certain accredited investors. The shares were offered in units, at $7.00 per unit, with each unit consisting of two shares of common stock plus one warrant to buy one share of common stock for $3.50 before April 30, 1998. A total of 223,024 units were sold from which $1,561,168 of cash proceeds were received. The Company intends to use the proceeds to acquire additional software licenses and technology, to fund additional research and development, and for additional working capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Spire International Corp. (the "Company") develops and sells office automation software products, acts as a "service and value-added reseller" and distributor of software developed by third parties and develops and implements client/server solutions for open computing environments. The Company is also a "Value Added Reseller (VAR)" for Digital Equipment Corporation ("Digital" or "DEC") network computer systems and components. The Company offers a range of desktop, client/server and production systems and related components, peripheral equipment, software and services used in a wide variety of applications, industries and computing environments.

THREE MONTHS ENDED JUNE 30, 1995 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

RESULTS OF OPERATIONS

Net Sales for the three months ended June 30, 1996 were $4,518,439, an increase of 37% over net sales for the three months ended June 30, 1995 of $3,302,858. The increase in net revenues reflects increases in both software product sales and hardware product sales. New versions of existing software as well as software for new operating platforms were released, and have been positively accepted in the market. The release of Digital's Alpha operating platform hardware system contributed substantially to the increase in hardware revenues.

Gross profit margin for the three months ended June 30, 1996 was 35% compared to 42% for the three months ended June 30, 1995. Increased start-up costs associated with expanding the Company's new UNIX product line together with lower margins on several of the new products which have been added to the line had a negative impact on gross profit margin for the quarter ended
June 30, 1996.

Research and development expense for the three months ended June 30, 1996 was $143,499, an increase of approximately 122% over research and development expense for the three months ended June 30, 1995 of $64,952. The increase was due largely to the Company's assumption of the full development responsibilities for several newly licensed software products. Prior to 1996 these expenses were minimal as the Company relied on its third-party manufacturers for all product development activities.

Selling, general and administrative expenses increased 20% to $1,361,315 for the three months ended June 30, 1996 as compared to $1,134,763 for the three months ended June 30, 1995. This represents a decrease as a percent of sales from 34% in 1995 to 30% in 1996.

 Other income consists primarily of interest income and interest expense. Interest income increased during the two months ended June 30, 1996 due to interest earned on the cash infusion provided by the Company's sale of common stock in private transactions completed in June, 1996.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased from $943,332 at April 30, 1996 to $2,692,590 at June 30, 1996 primarily as a result of an increase in cash of $1,561,168 received from the Company's sale of common stock in private transactions completed in June, 1996. The current ratio increased from 1.33 at April 30, 1996 to 1.79 at June 30, 1996.

Debt was 3% of liabilities and stockholders equity at June 30, 1996, down from 5% at April 30, 1996.

Since inception, the Company has satisfied its liquidity and capital resource requirements primarily through cash flow from operations. Based on anticipated working capital requirements, management believes that existing cash and cash equivalents, cash generated from operations, long-term debt financing and borrowings under the Company's existing lines of credit will be sufficient to finance the operations of the Company for the foreseeable future.

PART II:  OTHER INFORMATION

Item 1.        Legal Proceedings

               a.  None

Item 2.        Changes in Securities

               a.  None

Item 3.        Defaults on Senior Securities

               a.  None

Item 4.        Submission of Matters to Vote of Security Holders

               a. On April 18, 1996, a special meeting of the shareholders of the Company (the "Special Meeting") was held for the purpose of considering and acting upon a proposal to approve, authorize and adopt (a) the Agreement and Plan of Reorganization (the "Exchange Agreement") dated January 23, 1996, by and among the Company, the Spire Companies and the Spire Stockholders, and
               (b) the Share Exchange and its constituent transactions contemplated by the Exchange Agreement, including, among other things: (i) acquisition by the Company of all of the issued and outstanding shares of the capital stock of each of the Spire Companies in exchange for the issuance by the Company of an aggregate of 3,501,883 shares of Common Stock to the Spire Stockholders; (ii) a one-for-seven reverse split of the shares of Common Stock issued and outstanding at the effective time (the "Effective Time") of the Share Exchange; (iii) amendment of the Articles of Incorporation of the Company to change the name of the Company to Spire International Corp.; (iv) adoption of the Amacan Resources Corporation Stock Incentive Plan (the "Amacan Option Plan"); (v) substitution of options to purchase shares of the common stock, par value $.01 per share, of Spire Technologies issued pursuant to the Spire 1995 Stock Option and Award Plan; and (vi) the resignation, subsequent to the Effective Time, of the Company's officers and directors, and the appointment of replacement officers and directors by the Spire Stockholders.

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

Item 5.        Other Information

               a.  None

Item 6.        Exhibits and Reports on Form 8K

               (a)  Exhibits - Exhibit No. 27 Financial Data Schedule (EDGAR)

               (b) Current Report on Form 8K, dated April 18, 1996, filed May 2, 1996 to report the consummation of the Share Exchange.

               (c) Current Report on Form 8K, as amended by an Amendment to Current Report on Form 8-K, dated April 18, 1996, filed July 29, 1996 to report a change in accountant.

               (d) Current Report on Form 8K, filed on June 18, 1996 to report a change of fiscal year end to March 31.


                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     SPIRE INTERNATIONAL CORP.



                                     By: /s/ Robert K. Bench
                                        -------------------------------------
                                        Robert K. Bench
                                        President, Chief Financial Officer