Form 10QSB
period 1996-09-30
SENTO TECHNICAL INNOVATIONS CORP
filed 1996-11-14
CIK 4317

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 Form 10-QSB

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended:  September 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number:  06425

                   SENTO TECHNICAL INNOVATIONS CORPORATION
                   ---------------------------------------
           (Exact name of registrant as specified in its charter)

                 Utah                                        87-0284979
    -------------------------------                      -------------------
    (State or other jurisdiction of                       (I.R.S. Employer
     Incorporation or organization)                      Identification No.)

                             311 North State Street
                                 Orem, Utah 84057
                     ----------------------------------------
                     (Address of Principal Executive Offices)

         Registrant's telephone number, including area code: (801)226-3355
         -----------------------------------------------------------------

                            Spire International Corp.
               ----------------------------------------------------
               (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                              ---     ---

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                          Outstanding at September 30, 1996
     ---------------------                   ---------------------------------
     Common capital stock,                                4,347,914
        $.25 par value

              Transitional Small Business Disclosure Format (check one):
                                Yes        No   X
                                    -----     -----

                       SENTO TECHNICAL INNOVATIONS CORPORATION
                           Quarterly Report on Form 10-QSB
                       for the Quarter Ended September 30, 1996

                                        INDEX


                            Part I - Financial Information

ITEM 1.

     Condensed Consolidated Balance Sheets -
     September 30, 1996 and April 30, 1996                                     3

     Condensed Consolidated Statements of Operations -
     Three and Six Months Ended September 30, 1996 and 1995                    4

     Condensed Consolidated Statements of Cash Flows -
     Six Months Ended September 30, 1996 and 1995                              5

     Notes To Financial Statements                                             6

ITEM 2.

     Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                       8


                                       Part II


ITEM 5

     Other Information                                                         9

ITEM 6

     Exhibits and Reports on Form 8-K

     Signatures

PART I.  FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

                     SENTO TECHNICAL INNOVATIONS CORPORATION


                           Consolidated Balance Sheets
                      September 30, 1996 and April 30, 1996


                                                              September 30,   April 30,
                                                                   1996          1996
                                                              -------------   ---------
        ASSETS                                                 (Unaudited)
Current assets:
  Cash                                                         $2,952,773     $1,552,806
  Accounts receivable, net of allowances                        3,648,756      2,176,642
  Other current assets                                            123,096          7,806
  Deferred tax asset                                               42,723         42,723
                                                               -----------    ----------
      Total current assets                                      6,767,348      3,779,977
Fixed assets (Note B)
  Land                                                             36,021         36,021
  Buildings                                                       250,489        250,489
  Furniture and equipment                                         694,758        526,005
  Transportation equipment                                         11,516         11,516
  Accumulated depreciation                                       (292,870)      (256,183)
                                                               -----------    ----------
      Net fixed assets                                            699,915        567,848
Interest in oil and gas properties                                     --        197,000
Other assets (Note C)                                             656,597             --
                                                               -----------    ----------
                                                               $8,123,860     $4,544,825
                                                               -----------    ----------
                                                               -----------    ----------

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                            $    6,562     $    7,721
  Accounts payable                                              2,537,127      1,050,535
  Accrued liabilities                                             914,951        488,660
  Income taxes payable                                            130,200         52,715
  Deferred maintenance revenue                                  1,035,725      1,017,364
  Other deferred revenue                                           99,387        219,650
                                                               -----------    ----------
      Total current liabilities                                 4,723,952      2,836,645
                                                               -----------    ----------
Long-term liabilities:
  Long-term debt, excluding current portion (Note D)              213,712        215,691
  Deferred tax liability                                           11,582         11,582
                                                               -----------    ----------
      Total long-term liabilities                                 225,294        227,273
                                                               -----------    ----------
Stockholders' equity:
  Common stock, $.25 par value.  Authorized 8,000,000 shares;
  issued and outstanding 4,347,914 at September 30, 1996 and
  3,891,325 shares at April 30, 1996  (Note E)                  1,086,979        972,832
  Additional paid-in capital                                    1,478,644
  Retained earnings                                               608,992        508,075
                                                               -----------    ----------
      Total stockholders' equity                                3,174,615      1,480,907
                                                               -----------    ----------
                                                               $8,123,860     $4,544,825
                                                               -----------    ----------
                                                               -----------    ----------

See accompanying notes to financial statements.

                       SENTO TECHNICAL INNOVATIONS CORPORATION
                               Statement of Operations
                                     (Unaudited)

                                    Three Months Ended Sept 30,  Six Months Ended Sept 30,
                                      -------------------------  -------------------------
                                         1996         1995           1996         1995
                                         ----         ----           ----         ----

NET SALES                             $5,215,238   $3,033,846     $9,733,677   $6,336,704

COST OF GOODS SOLD                     3,472,835    1,669,697      6,422,440    3,586,812
                                      ----------   ----------     ----------   ----------
GROSS PROFIT                           1,742,403    1,364,149      3,311,237    2,749,892

EXPENSES:
    Selling, General, and Admin Exp.   1,597,232    1,164,013      2,958,547    2,298,776
    Research and Development             130,494      139,026        273,993      139,026
                                      ----------   ----------     ----------   ----------

OPERATING INCOME (LOSS)                   14,677       61,110         78,697      312,091

OTHER REVENUE AND (EXPENSES)              63,221       (1,104)        74,060       (4,564)
                                      ----------   ----------     ----------   ----------

INCOME BEFORE INCOME TAXES                77,898       60,006        152,757      307,527
                                      ----------   ----------     ----------   ----------
                                      ----------   ----------     ----------   ----------

PROVISION FOR INCOME TAXES                10,516        2,942         33,400       97,000

NET INCOME                            $   67,382   $   57,064     $  119,357   $  210,527

    NET INCOME PER SHARE              $     0.01   $     0.02     $     0.03   $     0.05
                                      ----------   ----------     ----------   ----------
                                      ----------   ----------     ----------   ----------


Weighted Average Number of Common
and Common Equivalent Shares
 Outstanding                           4,669,712    3,949,750      4,469,426    3,949,750
                                      ----------   ----------     ----------   ----------
                                      ----------   ----------     ----------   ----------

                       Sento Technical Innovations Corporation
                               Statements of Cash Flows
                                     (Unaudited)

                                                               Six months ended Sept 30,
                                                              --------------------------
                                                                 1996            1995
                                                              -----------     ----------
Cash flows from operating activities:
    Net income                                                    119,357        210,527
Adjustments to reconcile net income to net cash provided
    by operating activities:
         Adjustment from fiscal year end change                   (18,442)          --
         Depreciation                                              36,687         12,743
         Decrease (increase) in assets:
              Accounts receivable                              (1,472,114)      (536,360)
              Other current assets                               (115,290)        22,640
         Increase (decrease) in liabilities:
              Accounts payable                                  1,486,592        562,786
              Accrued liabilities                                 426,291       (341,808)
              Income taxes payable                                 77,485        504,120
              Deferred maintenance revenue                       (101,902)       348,615
              Other deferred revenue                                 --             --
                                                              -----------     ----------

                   Net cash provided by operating activities      438,664        783,263
                                                              -----------     ----------
Cash flows from investing activities:
    Capital expenditures                                         (628,350)          --

                   Net cash provided by (used in) investing
                     activities                                  (628,350)          --
                                                              -----------     ----------
Cash flows from financing activities:
    Proceeds from issuance of stock                             1,592,791           --
    Principal payments of long-term debt                           (3,138)       (93,491)

                   Net cash provided by (used in) financing
                     activities                                 1,589,653        (93,491)
                                                              -----------     ----------

Net increase in cash                                            1,399,967        689,772

Cash at beginning of year                                       1,552,806        766,247
                                                              -----------     ----------

Cash at end of year                                           $ 2,952,773     $1,456,019
                                                              -----------     ----------
                                                              -----------     ----------
Supplemental Disclosures of Cash Flow Information

Cash paid for interest                                        $    31,137     $    5,613

Cash paid for income taxes                                    $   159,831     $    5,792


See accompanying notes to financial statements.

                    SENTO TECHNICAL INNOVATIONS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                September 30, 1996
                                   (Unaudited)

A.   BASIS OF PRESENTATION

     The balance sheet as of September 30, 1996, the statements of operations for the three and six month periods ended September 30, 1996 and September 30, 1995, and the statements of cash flows for the six month periods ended September 30, 1996 and September 30, 1995 have been prepared by the Company without audit. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

     Operating results for the six months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the Company's fiscal year ending March 31, 1997. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB/A for the year ended April 30, 1996.

     Management has determined that commencing in fiscal year 1997, a new fiscal year end of March 31 will be adopted to coincide with the calendar quarter end. On June 18, 1996, the Company filed a Current Report on Form 8-K to report this change. The Company has reported the transition to March 31 fiscal year end by filing a Transition Report on Form 10-QSB for the transition period from May 1, 1996 to June 30, 1996.

B.   FIXED ASSETS

     Fixed assets are stated at cost. Depreciation of fixed assets is computed on the straight-line method over the estimated useful lives of individual classes of assets. The estimated useful lives of the individual classes of assets are as follows:

                    Buildings                            40 years
                    Furniture and equipment              3-10 years
                    Transportation equipment             5 years

C.   OTHER ASSETS

     Other assets are comprised as follows:

                    Licensed Technology                  $531,600
                    Option to purchase Australian
                      Software Innovations Pty. Ltd.      118,000
                    Miscellaneous                           6,997
                                                         --------
                    Total Other Assets                   $656,597

D.   NOTES PAYABLE

     Long-term debt at September 30, 1996 consisted of the following:

          8.25% first mortgage of $120,211 payable in monthly installments of $1,173, including interest, with final payment of $107,417 due July 15, 1999, secured by the Company's land and building with a book value of $255,831 at April 30, 1996

          8.70% SBA loan of $100,063 payable in monthly installments of $1,078, including interest, secured by the Company's land and building with a book value of $255,831 at April 30, 1996

E.   COMMON STOCK

     On September 30, 1996, the Company sold 10,541 shares of its Common Stock to its employees pursuant to the Company's Employee Stock Purchase Plan, from which the Company received proceeds of $31,623. resulting from the exercise of options in the Employee Stock Purchase Plan. The Company's adoption of the Employee Stock Purchase Plan was ratified by the Company's shareholders at the Company's Annual Meeting of Shareholders held on September 10, 1996. (See Item 4. Submission of Matters to Vote of Security Holders.)

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Sento Technical Innovations Corporation ("Sento" or the "Company") develops, configures, markets, and distributes industry-leading hardware and software computing solutions, combined with consulting, training, and support services to business, government, and educational organizations world-wide through direct sales and marketing, channel distribution, and industry partners.

The Company, through its four wholly-owned subsidiaries, Spire Technologies, Inc. ("Spire Technologies"), Spire Systems Incorporated ("Spire Systems"), DewPoint Distributed Solutions Incorporated ("DewPoint") and Centerpost Innovations Pty. Ltd., develops and implements system management and office automation solutions for open and proprietary computing environments, acts as a "service and value-added reseller" and distributor of software developed by third parties, resells Digital Equipment Corporation ("Digital") network computer systems and components on value-added basis and manages value-added reseller and distribution channels in the Americas, Europe, and Southeast Asia. The Company offers a wide range of desktop, workstation, client/server and centralized computing software, systems and peripheral equipment, as well as channel management and support services for both domestic and international clientele in a wide variety of industries and computing environments, including UNIX, Windows NT and Digital Open VMS.

In September 1996, the Company obtained an option to acquire the assets (including all intellectual property) of Australian Software Innovations (Services) Pty. Ltd. ("ASI"), a developer of UNIX-based management and performance monitoring software and provider of software education and consulting services based in Sydney, Australia. ASI develops and markets performance monitoring software and provides related technical consulting services to customers located in Asia, Europe, the United Kingdom and the United States.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995.

Net sales for the three months ended September 30, 1996 were $5,215,238, compared to $3,033,846 for the three months ended September 30, 1995, an increase of 72%. The increase in net sales resulted from increases in both software product sales and computer hardware sales. New versions of existing software, expansion of product lines, and the release of software for new operating platforms being sold by an expanded sales staff contributed to the increase in order rates for the Company's software offerings. Increasing acceptance of Digital's Alpha hardware system contributed substantially to the increase in hardware sales, which represented 58% of the Company's total revenues for the three months ended September 30, 1996.

Gross margin for the three months ended September 30, 1996 was 33% of net sales compared to 45% of net sales for the comparable period in 1995. The decrease in gross margin resulted principally from two factors: (1) The Company's hardware sales increased, as a percentage of net sales, faster than the Company's software sales which carry a higher gross margin. (2) Several of the new software products added to the Company's existing software line require higher royalties be paid to the respective manufacturers than the Company's historical line of software products.

Research and development expenses for the three months ended September 30, 1996 were $130,494, compared to $139,026 for the three months ended September 30, 1995, an increase of 7%. This increase resulted principally from the Company's expansion into new software product lines and development costs relating to new products to be introduced in the future.

Selling, general and administrative expenses for the three months ended September 30, 1996 were $1,597,232, compared to $1,164,013 for the three months ended September 30, 1995, an increase of 37%. The increase in selling, general and administrative expenses resulted principally from the Company's formation of DewPoint, a wholly owned subsidiary responsible for expanding world-wide distribution of the Company's current product line, the expansion of the Company's direct sales force, and increased marketing efforts. Selling, general and administrative expenses also increased as a result of the Company's expanded operations, legal and accounting expenses relating to the Company's new public reporting responsibilities, and acquisition activities.

Other income consists primarily of interest received from investments of excess cash provided by the issuance of shares of Common Stock in a private equity transaction completed in June 1996. See "Liquidity and Capital Resources."


SIX MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1995

Net sales for the six months ended September 30, 1996 were $9,733,677, compared to $6,336,704 for the six months ended September 30, 1995, an increase of 54%. The increase in net sales resulted from increases in both software product sales and computer hardware sales. New versions of existing software, expansion of product lines, and the release of software for new operating platforms being sold by an expanded sales staff contributed to the increase in order rates for the Company's software offerings. The wide acceptance of Digital's Alpha hardware system contributed substantially to the increase in hardware revenues which represented 52% of the Company's total revenues.

Gross margin for the six months ended September 30, 1996 was 34% of net sales, compared to 43% of net sales for the comparable period in 1995. The decrease in gross margin resulted principally from two factors: The Company's hardware sales increased as a percentage of net sales faster than the Company's software sales which carry a higher gross margin, and several of the new software products added to the Company's existing software line require higher royalties to be paid the respective manufactures than the Company's historical line of software products.

Research and Development expenses for the six months ended September 30, 1996 were $273,993, compared to $139,026 for the six months ended September 30, 1995, an increase of 97%. The Company recently licensed several software products, and is, therefore, responsible for the continued development and support of these products. This increase in expense resulted principally from the Company's expansion into new software product lines and development costs relating to products which will be introduced in the future.

Selling, general and administrative expenses for the six months ended September 30, 1996 were $2,958,547, compared to $2,298,776 for the six months ended September 30, 1995, an increase of 29%. The increase in selling, general and administrative expenses resulted principally from the Company's formation of DewPoint, the expansion of the Company's direct sales force, and increased marketing efforts. Selling, general and administrative expenses also increased as a result of the Company's expanded operations, legal and accounting expenses relating to the Company's new public reporting responsibilities, and acquisition activities.

Other income consists primarily of interest received from investments of excess cash provided by the issuance of Common Stock in a private equity transaction completed in June 1996. (See Liquidity and Capital Resources.)


LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations and capital requirements primarily through cash flow generated from operations, equipment lease financing facilities, and sales of equity securities. Long term borrowings have been kept to a minimum and used primarily for the purchase of a building to house a portion of the Company's operations. In June 1996, the Company obtained additional cash through a private placement of Common Stock and warrants to purchase shares of Common Stock which is reflected in the unaudited financial statements of the Company set forth in Part I, Item I of this report.

Effective June 1, 1996, the Company established two lines of credit with a commercial bank, one for $1,000,000, secured by trade receivables, which bears interest at prime plus two percent, expiring June 1, 1997; the other for $350,000, secured by equipment, which bears interest at prime plus two percent, expiring May 1, 1999. As of September 30, 1996, the Company had no borrowings against either line of credit.

At September 30, 1996, the Company's cash balance was $2,952,773, compared to $1,552,806 as of April 30, 1996. Working capital increased from $943,332 at April 30, 1996 to $2,043,396 at September 30, 1996. The Company's current ratio increased from 1.33 at April 1996 to 1.43 at September 30, 1996. This increase was due primarily to cash generated from operations and the proceeds of a private placement of units consisting of shares of Common Stock and warrants to purchase shares of Common Stock, completed by the Company in June, 1996.

The Company increased its investment in equipment during the six months ended September 30, 1996 by $168,753 in order to expand its capacity. The Company also increased its investment in licensed technology by $550,000 during the six-month period.

Based on anticipated working capital requirements, the Company believes that existing cash, cash generated from operations, and debt financing and borrowings under the Company's existing lines of credit will be sufficient to finance the operations of the Company in the near term. The Company continues to evaluate opportunities for the license or acquisition of additional software products as well as the possible acquisition of, or development of strategic alliances with, other companies that have products or distribution channels that are compatible with the business objectives of the Company. The Company has obtained an option, which is exercisable until September 10, 1997, to acquire certain assets of ASI. If the Company exercises the ASI option or identifies and proceeds with any other acquisition or alliance opportunity, additional capital, in the form of debt or equity financing, may be required.

FACTORS AFFECTING FUTURE RESULTS

This Quarterly Report on Form 10-QSB contains forward-looking statements with the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Statements in this report regarding the expansion of the Company's operations and any future acquisition activities are forward looking statements. Words such as "expects", "intends", "believes", "anticipates", and "likely" also identify forward looking statements. Actual result, could differ materially from those anticipated for a number of reasons, including, among others, increased competition, a downturn in the market for hardware and software products, increases in interest rates, and other unanticipated factors. Risk factors, cautionary statements, and other conditions that could cause actual results to differ are contained in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-KSB.


PART II:  OTHER INFORMATION

ITEM 1.   Legal Proceedings
          a.   None

ITEM 2.   Changes in Securities
          a.   None

ITEM 3.   Defaults on Senior Securities
          a.   None

ITEM 4.   Submission of Matters to Vote of Security Holders
          a. The Company held its Annual Meeting of Shareholders was held on Tuesday, September 10, 1996 for the purpose of voting on the following proposals:

               (i) To elect Gary B. Godfrey, Robert K. Bench, Brian W. Braithwaite, William A. Fresh, and Sherman H. Smith directors of the Company, each to serve until the next annual meeting of shareholders of the Company and until their respective successors have been duly elected and qualified;

               (ii) To consider and vote upon a proposal to amend the Company's
                    Articles of Incorporation to change the Company's name to Sento Technical Innovations Corporation;

              (iii) To consider and vote upon a proposal to ratify the
                    adoption of the Spire International Corp. 1996 Employee Stock Purchase Plan (the "Stock Purchase Plan") and to authorize and reserve 200,000 shares of the Company's common stock for issuance under the Stock Purchase Plan;

               (iv) To consider and vote upon a proposal to ratify the
                    appointment of KPMG Peat Marwick LLP as independent auditor of the Company for the fiscal year ending March 31, 1997.

               Proposal (i) was approved unanimously with 3,837,604 shares voted in favor.

               Proposal (ii) was approved with 3,834,231 shares voted in favor,
                    15 against, and 3,358 abstaining
               Proposal (iii) was approved with 3,832,969 shares voted in favor,
                    1,202 against, and 3,433 abstaining
               Proposal (iv) was approved with 3,836,389 shares voted in favor, no shares against, and 1,215 abstaining.

Item 5.   Other Information
          a.   None

Item 6.   Exhibits and Reports on Form 8K
          (a)  Exhibits - Exhibit No. 27 Financial Data Schedule (EDGAR)
          (b) Form 8K, filed on September 11, 1996 for the purposes of reporting a change in corporation name to Sento Technical Innovations Corporation and filing the text of a Special Report to shareholders.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SENTO TECHNICAL INNOVATIONS CORPORATION
                              ---------------------------------------
                              (Registrant)



                              By
                                ----------------------------------------
                                Robert K. Bench
                                President, Chief Financial Officer