Form 10QSB
period 1996-12-31
SENTO TECHNICAL INNOVATIONS CORP
filed 1997-02-14
CIK 4317

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   Form 10-QSB
(Mark one)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended: December 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number:  06425

                     SENTO TECHNICAL INNOVATIONS CORPORATION
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)

                 Utah                                    87-0284979
     -------------------------------              ---------------------
     (State or other jurisdiction of                 (I.R.S. Employer
      Incorporation or organization)                Identification No.)

                             311 North State Street
                                Orem, Utah 84057
               ---------------------------------------------------
                    (Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (801)226-3355
       -------------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes    X      No
                                                              -------      -----

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
               Class                         Outstanding at September 30, 1996
     ------------------------------          ---------------------------------
       Common capital stock,                              4,347,914
          $.25 par value

           Transitional Small Business Disclosure Format (check one):
                               Yes        No   X
                                   ----      -----

                     SENTO TECHNICAL INNOVATIONS CORPORATION
                         Quarterly Report on Form 10-QSB
                    for the Quarter Ended September 30, 1996

                                      INDEX


                         Part I - Financial Information

ITEM 1.
     Condensed Consolidated Balance Sheets -
     December 31, 1996 and April 30, 1996

     Condensed Consolidated Statements of Operations -
     Three and Nine Months Ended December 31, 1996 and 1995

     Condensed Consolidated Statements of Cash Flows -
     Nine Months Ended December 31, 1996 and 1995

     Notes To Financial Statements

ITEM 2.
     Management's Discussion and Analysis of Financial
     Condition and Results of Operations


                                     Part II


ITEM 1
  Legal Proceedings

ITEM 2
  Change in Securities

ITEM 3
  Defaults on Senior Securities

ITEM 4
  Submissions of Matters to Vote of Security Holders

ITEM 5
  Other Information

ITEM 6
  Exhibits and Reports on Form 8-K

  Signatures

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

                     SENTO TECHNICAL INNOVATIONS CORPORATION
                           Consolidated Balance Sheets


                                                 Decebmer 31,        April 30,
                                                    1996               1996
                                             ----------------      -----------
   ASSETS                                         (Unaudited)
   ------
Current assets:
  Cash                                             $2,141,638       $1,552,806
  Accounts receivable, net                          3,098,741        2,176,642
  Other current assets                                 92,170            7,806
  Inventory                                            33,836            --
  Work-In-Process                                     114,689            --
  Deferred tax asset                                   42,723           42,723
                                                  -----------     ------------
   Total current assets                             5,523,797        3,779,977
Fixed assets (Note B)
  Land                                                 36,021           36,021
  Buildings                                           250,489          250,489
  Furniture and equipment                             739,656          526,005
  Transportation equipment                             11,516           11,516
  Accumulated depreciation                          (319,866)        (256,183)
                                                  -----------     ------------
   Net fixed assets                                   717,816          567,848
Interest in oil and gas properties                      --             197,000
Other assets (Note C)                                 586,000            --
                                                  -----------     ------------
                                                  $ 6,827,613     $  4,544,825
                                                  ===========     ============

   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------
Current liabilities:
  Current portion of long-term debt             $       8,521    $       7,721
  Accounts payable                                  1,848,649        1,050,535
  Accrued liabilities                                 459,811          488,660
  Income taxes payable                                147,025           52,715
  Deferred maintenance revenue                      1,089,926        1,017,364
  Other deferred revenue                              100,480          219,650
                                                   ----------       ----------
   Total current liabilities                        3,654,412        2,836,645
                                                   ----------       ----------
Long-term liabilities:
  Long-term debt, excluding current portion (Note D)  208,999          215,691
  Deferred tax liability                               11,582           11,582
                                                   ----------       ----------
   Total long-term liabilities                        220,581          227,273
                                                   ----------       ----------
Stockholders' equity:
     Common stock, $.25 par value.  Authorized
     8,000,000 shares; issued and outstanding
     4,347,914 at December 31, 1996 and
     3,891,325 shares at April 30, 1996  (Note E)   1,086,979          972,832
     Additional paid-in capital                     1,478,644            --
     Retained earnings                                386,997          508,075
                                                   ----------       ----------
        Total stockholders' equity                  2,952,620        1,480,907
                                                   ----------       ----------
                                                  $ 6,827,613      $ 4,544,825
                                                  ===========      ===========

See accompanying notes to Condensed, Consolidated Financial Statements.

                     SENTO TECHNICAL INNOVATIONS CORPORATION
                 Condensed Consolidated Statement of Operations
                                   (Unaudited)


                          Three Months Ended Dec. 31, Nine Months Ended Dec 31,
                                1996         1995         1996          1995
                         ---------------------------- -------------------------

NET SALES                     $4,131,652   $3,493,775  $13,932,238   $9,830,479

COST OF GOODS SOLD             2,627,380    2,148,121    9,074,420    5,734,932
                              ----------   ----------  -----------   ----------
GROSS PROFIT                   1,504,272    1,345,654    4,857,818    4,095,547

EXPENSES:
 Selling, General, and Admin   1,515,683    1,584,246    4,543,864    3,883,022
 Exp. Research and Development   189,570      114,986      463,563      254,012
                               ---------    ---------    ---------    ---------

OPERATING INCOME (LOSS)        (200,981)    (353,578)    (149,609)     (41,487)

OTHER REVENUE AND (EXPENSES)    (28,157)      (6,847)       52,491     (11,411)
                               ---------    ---------    ---------     --------

INCOME BEFORE INCOME TAXES     (229,138)    (360,425)     (97,118)     (52,898)

PROVISION FOR INCOME TAXES             0            0     (33,400)            0

NET LOSS                      $(229,138)   $(360,425)   $(130,518)    $(52,898)
                              ==========   ==========   ==========    =========

   NET LOSS PER SHARE         $   (0.05)   $   (0.09)   $   (0.03)    $  (0.01)
                              ==========   ==========    =========    =========


Weighted Average Number of Common
and Common Equivalent Shares
 Outstanding                   4,347,914    3,949,750    4,314,991    3,949,750
                              ==========   ==========   ==========   ==========


See accompanying notes to Condensed Consolidated Financial Statements.

                     Sento Technical Innovations Corporation
                            Statements of Cash Flows
                                  (Unaudited)


                                                Nine months ended December 31,
                                                      1996             1995
                                               -------------------------------

Cash flows from operating activities:
   Net loss                                         (130,518)         (52,898)
   Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Adjustment from fiscal year end change             9,443            --
     Depreciation                                      63,683           34,064
     Decrease (increase) in assets:
        Accounts receivable                         (922,099)        (807,482)
        Other current assets                         (84,364)         (22,717)
        Inventory and Work in Process               (148,525)           --
   Increase (decrease) in liabilities:
        Accounts payable                              798,114          735,319
        Accrued liabilities                          (28,849)         (10,570)
        Income taxes payable                           94,310          990,559
        Deferred maintenance revenue                   72,558          137,079
        Other deferred revenue                      (119,170)            --
                                                    ---------          -------

                  Net cash provided by (used in)
                    operating activities            (395,416)        1,003,354
                                                    ---------        ---------

Cash flows from investing activities:
   Capital expenditures                             (602,651)         (45,454)
                  Net cash used in investing
                    activities                      (602,651)         (45,454)
                                                    ---------         --------

Cash flows from financing activities:
   Proceeds from issuance of stock                  1,592,791           --
   Principal payments of long-term debt               (5,892)         (94,013)

   Net cash provided by (used in)
      financing activities                          1,586,899         (94,013)
                                                    ---------         --------

Net increase in cash                                  588,832          863,887

Cash at beginning of year                           1,552,806          766,247
                                                    ---------          -------

Cash at end of year                                $2,141,638       $1,630,134
                                                   ==========       ==========

Supplemental Disclosures of Cash Flow Information
-------------------------------------------------

Cash paid for interest                                $25,935          $26,999

Cash paid for income taxes                                 $0               $0

See accompanying notes to financial statements.

                     SENTO TECHNICAL INNOVATIONS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996
                                   (Unaudited)

A.   BASIS OF PRESENTATION
     ---------------------

     The balance sheet as of December 31, 1996, the statements of operations for the three and nine month periods ended December 31, 1996 and December 31, 1995, and the statements of cash flows for the nine month periods ended December 31, 1996 and December 31, 1995 have been prepared by the Company without audit. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

     Operating results for the nine months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the Company's fiscal year ending March 31, 1997. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB/A for the year ended April 30, 1996.

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

B.   FIXED ASSETS
     ------------

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

C.   OTHERS
     ------

     Other assets are comprised as follows:

                    Licensed Technology                  $504,000
                    Option to purchase Australian
                    Software Innovations Pty. Ltd.         82,000
                                                         --------
                    Total Other Assets                   $586,000

D.   NOTES PAYABLE
     -------------
     Long-term debt at December 31, 1996 consisted of the following:

          8.25% first mortgage of $118,344 payable in monthly installments of $1,173, including interest, with final payment of $107,417 due July 15, 1999, secured by the Company's land and building with a book value of $255,831 at April 30, 1996

          8.70% SBA loan of $99,176 payable in monthly installments of $1,078, including interest, secured by the Company's land and building with a book value of $255,831 at April 30, 1996

E.   COMMON STOCK
     ------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Sento Technical Innovations Corporation ("Sento" or the "Company") develops, configures, markets and distributes industry-leading hardware and software computing solutions, combined with consulting, training and support services, to business, government and educational organizations world-wide through direct sales and marketing, channel distribution, and industry partners.

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

In September 1996, the Company obtained an option to acquire the assets (including all intellectual property) of Australian Software Innovations (Services) Pty. Ltd. ("ASI"), a developer of UNIX-based management and performance monitoring software and provider of software education and consulting services based in Sydney, Australia. ASI develops and markets performance monitoring software and provides related technical consulting services to customers located in Asia, Europe, the United Kingdom and the Unit of Operations

Three Months Ended December 31, 1996 Compared to Three Months Ended
-------------------------------------------------------------------
December 31, 1995
-----------------

Net sales for the three months ended December 31, 1996 were $4,131,652, compared to $3,493,775 for the three months ended December 31, 1995, an increase of 18%. The increase in net sales resulted from increases in both software product sales and computer hardware sales. New versions of existing software, expansion of product lines, and the release of software for new operating platforms being sold by an expanded sales staff have contributed to the increase in order rates for the Company's software products. Increasing acceptance of Digital's Alpha hardware system contributed substantially to the increase in hardware sales, which represented 40% and 43% of the Company's net sales for the quarters ended December 31, 1996 and 1995, respectively.

Gross margin for the three months ended December 31, 1996 was 36% of net sales compared to 39% of net sales for the comparable period in 1995. The decrease in gross margin was the result of several new software products added to the Company's existing software line which require higher royalties to be paid the respective manufacturers than the Company's historical line of software products.

Research and Development expenses for the three months ended December 31, 1996 were $189,570, compared to $114,986 for the three months ended December 31,1995, an increase of 65%. This increase represents the expansion into new software product lines and development costs relating to new products expected to be introduced to the market in the future.

Selling, general and administrative expenses for the three months ended December 31, 1996 were $1,515,683 compared to $1,584,246 for the three months ended December 31, 1995.


Nine Months Ended December 31, 1996 Compared to Nine Months Ended
-------------------------------------------------------------------
December 31, 1995
-----------------

Net sales for the nine months ended December 31, 1996 were $13,932,238, compared to $9,830,479 for the nine months ended December 31, 1995, an increase of 42%. The increase in net sales resulted from increases in both software product sales and computer hardware sales. New versions of existing software, expansion of product lines, and the release of software for new operating platforms being sold by an expanded sales staff contributed to the increase in order rates for the Company's software products. Increasing acceptance of Digital's Alpha hardware system contributed substantially to the increase in hardware revenues which represented 48% and 40% of the Company's net sales for the nine-month periods ended December 31, 1996 and 1995, respectively.

Gross margin for the nine months ended December 31, 1996 was 35% of sales, compared to 42% of sales for the comparable period in 1995. The decrease in gross margin was the result of two primary factors: The Company's hardware sales increased as a percentage of net sales faster than did the Company's software sales which carry a higher gross margin, and several of the new software products added to the Company's existing software line require higher royalties to be paid the respective manufacturers than the Company's historical line of software products.

Research and development expenses for the nine months ended December 31, 1996 were $463,563, compared to $254,012 for the nine months ended December 31, 1995, an increase of 82%. The Company recently licensed several software products and is therefore responsible for the continued development and support of these products. This increase in expense represents the expansion into new software product lines and development costs relating to new products which will be introduced into the market in the future.

Selling, general and administrative expenses for the nine months ended December 31, 1996 were $4,543,864 compared to $3,883,022 for the nine months ended December 31, 1995, an increase of 17%in selling expenses resulted primarily from the Company's formation of DewPoint Distributed Solutions, Inc., the expansion of the Company's direct sales force, and increased marketing efforts. General and administrative expenses increased due to the Company's expanded operations, legal and accounting expenses relating to the Company's new public reporting responsibilities, and acquisition activities.

Other income consists primarily of interest received from the investments of excess cash provided by the issuance of common stock in a private equity transaction completed in June 1996 (see Liquidity and Capital Resources).

Liquidity and Capital Resources

The Company has financed its operations and capital requirements primarily through cash flow generated from operations, equipment lease financing facilities, and sales of equity securities. Long term borrowings have been kept to a minimum and used primarily for the purchase of a building to house a portion of the Company's operations. In June 1996 the Company acquired additional cash through completion of a private placement of units consisting of 446,048 shares of common stock and warrants to purchase 223,024 shares of common stock, resulting in proceeds to the Company of $1,561,168, which is reflected in the unaudited financial information.

Effective June 1, 1996, the Company established two lines of credit with a commercial bank, one for $1,000,000, secured by trade receivables, at prime plus two percent, expiring June 1, 1997; the other for $350,000, secured by equipment, at prime plus two percent, expiring May 1, 1999. As of January 31, 1997, none of the $1,000,000 line of credit had been used and none of the $350,000 line had been used for purchase of equipment.

At December 31, 1996, the cash balance was $2,141,638, compared to $1,552,806 as of April 30, 1996. Working capital increased from $943,332 at April 30, 1996 to $1,869,382 at December 31, 1996. The Company's current ratio increased from
1.33 at April 1996 to 1.996. This increase was due primarily to the cash received from the proceeds of the private placement described above.

The Company increased its investment in equipment during the nine months ended December 31, 1996 by $213,651 in order to expand its capacity. The Company also increased its investment in licensed technology by $586,000 during the nine-month period.

Based on anticipated working capital requirements, the Company believes that existing cash, cash generated from operations, and debt financing and borrowings under the Company's existing lines of credit will be sufficient to finance the operations of the Company in the near term. The Company continues to evaluate opportunities for the license or acquisition of additional software products as well as the possible acquisition of, or development of strategic alliances with, other companies which may have products or distribution channels that are compatible with the business objectives of the Company. The Company has obtained an option, which is exercisable until September 10, 1997, to acquire certain assets of ASI. If the Company exercises the ASI option or identifies and proceeds with any other acquisition or alliance opportunity, additional capital, in the form of debt or equity financing, may be required.

Factors Affecting Future Results

This Quarterly Report on Form 10-QSB contains forward-looking statements with the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Statements in this report regarding the expansion of the Company's operations and any future acquisition activities are forward-looking statements. Words such as "expects", "intends", "believes", "anticipates", and "likely" also identify forward-looking statements. Actual results could differ materially from those anticipated for a number of reasons, including, among others, increased competition, a downturn in the market for hardware and software products, increases in interest rates, and other unanticipated factors. Risk factors, cautionary statements, and other conditions that could cause actual results to differ are contained in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-KSB/A.

PART II:  OTHER INFORMATION
---------------------------

ITEM 1.   Legal Proceedings
          a.   None

ITEM 2.   Changes in Securities
          a.   None

ITEM 3.   Defaults on Senior Securities
          a.   None

ITEM 4.   Submission of Matters to Vote of Security Holders
          a.   None

Item 5.   Other Information
          a.   None

Item 6.   Exhibits and Reports on Form 8K
          a.   None


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SENTO TECHNICAL INNOVATIONS CORPORATION
                              ---------------------------------------
                              (Registrant)



Date:  02-13-97               \s\ Robert K. Bench
      ---------               ---------------------------------------
                              Robert K. Bench
                              President and Chief Financial Officer

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM SENTO TECHNICAL INNOVATIONS CORPORATION CONDENSED CONSOLIDATED BALANCE SHEET AND STATEMENT OF OPERATIONS AS OF AND FOR THE NINE MONTHS ENDED DECEMBER 31, 1996 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

                   Appendix A to Item 601(c) of Regulation S-B
                       Commercial and Industrial companies
                           Article 5 of Regulation S-X


Tag                        Amount   Item Number    Item Description
10)  CASH               2,141,638   5-02(1)        Cash and cash items
11)  SECURITIES                 0   5-02(2)        Marketable securities
12)  RECEIVABLES        3,371,497   5-02(3)(a)(1)  Notes and accounts
                                                   receivable--trade
13)  ALLOWANCES         (272,756)   5-02(4)        Allowance for doubtful
                                                   accounts
14)  INVENTORY             33,836   5-02(6)        Inventory
15)  CURRENT ASSETS     5,523,797   5-02(9)        Total current assets
16)  PP&E               1,037,682   5-02(13)       Property, plant, and
                                                   equipment
17)  DEPRECIATION       (319,866)   5-02(14)       Accumulated depreciation
18)  TOTAL ASSETS       6,827,613   5-02(18)       Total assets
19)  CURRENT LIABS      3,654,412   5-02(21)       Total current liabilities
20)  BONDS                      0   5-02(22)       Bonds, mortgages, and
                                                   similar debt
21)  PREFERRED-MANDATORY        0   5-02(28)       Preferred stock--mandatory
22)  PREFERRED                  0   5-02(29)       Preferred stock--no
                                                   mandatory
23)  COMMON             1,086,979   5-02(30)       Common stock
24)  OTHER SE           1,865,641   5-02(31)       Other stockholders' equity
25)  TOT LIAB & EQUITY  6,827,613   5-02(32)       Total liabs and
                                                   stockholders' equity
26)  SALES             13,932,238   5-03(b)1(a)    Net sales of tangible
                                                   products
27)  TOTAL REVENUES    13,932,238   5-03(b)1       Total revenues
28)  CGS                9,074,420   5-03(b)2(a)    Cost of tangible goods sold
29)  TOTAL COSTS        5,007,427   5-03(b)2       Total costs and expenses
30)  OTHER EXPENSES        48,000   5-03(b)3       Other costs and expenses
31)  LOSS PROVISION             0   5-03(b)5       Provision for doubt accts
                                                   and notes
32)  INTEREST EXPENSE       7,739   5-03(b)(8)     Interest and amort. of debt
                                                   discount
33)  INCOME PRETAX        -97,118   5-03(b)(10)    Income before taxes and
                                                   other items
34)  INCOME TAX            33,400   5-03(b)(11)    Income tax expense
35)  INCOME-CONTINUING          0   5-03(b)(14)    Income/loss continuing
                                                   operations
36)  DISCONTINUED               0   5-03(b)(15)    Discontinued operations
37)  EXTRAORDINARY              0   5-03(b)(17)    Extraordinary items
38)  CHANGES                    0   5-03(b)(18)    Cumulative effect--changes
                                                   prin.
39)  NET INCOME          -130,518   5-03(b)(19)    Net income or loss
40)  EPS-PRIMARY                    5-03(b)(20)    EPS--primary.
41)  EPS-DILUTED                    5-03(b)(20)    EPS--fully diluted.