Form 10QSB/A
period 1996-12-31
SENTO TECHNICAL INNOVATIONS CORP
filed 1997-04-16
CIK 4317

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   Form 10-QSB/A
(Mark one)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

                     SENTO TECHNICAL INNOVATIONS CORPORATION
                         Quarterly Report on Form 10-QSB/A
                    for the Quarter Ended September 30, 1996

                                      INDEX

Signatures

Exhibit 27 - Finacial Data Schedule

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