Form 10KSB
period 1997-03-31
SENTO TECHNICAL INNOVATIONS CORP
filed 1997-06-30
CIK 4317

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-KSB

_X_ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 1997
                                       or

___ Transition report under Section 13 or 15(d) of the Securities Act of 1934 for the transition period from ______________________ to
     ______________________

                                 SENTO TECHNICAL
                             INNOVATIONS CORPORATION
                     ______________________________________

                      (Name of Small Business Issuer in its
                                    Charter)

        UTAH                                                     87-0284979
 __________________                                          __________________
   (State or Other                                              (IRS Employer
   Jurisdiction of                                             Identification
   Incorporation)                                                   No.)

                             311 NORTH STATE STREET
                                OREM, UTAH 84057
                     ______________________________________

                         (Address of Principal Executive
                          Offices, including Zip Code)

         Issuer's Telephone Number, including Area Code:  (801) 226-3355

Securities registered under Section 12(g) of the Exchange Act:

                                                       Name of Each Exchange on
               Title of Each Class                         Which Registered
 ________________________________________________      ________________________

 Common Stock, $.25 par value  . . . . . . . . .                 None

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1)              Yes              _X_                     No  ___

(2)              Yes              _X_                     No  ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _X_

Issuer's revenues for its most recent fiscal year:  $17,609,586.

The aggregate market value of voting stock held by non-affiliates computed by reference to the price at which the stock sold, or the average bid and asked prices of such stock, as of June 16, 1997, was approximately $6,663,294.

Number of shares outstanding of each of Issuer's classes of common stock as of the latest practicable date:

                                                                Outstanding at
                          Class                                 June 16, 1996
 _______________________________________________________        ______________
 Common Stock, $.25 par value  . . . . . . . . . . . . .          4,351,134

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Issuer's Annual Report to Shareholders for fiscal year ended March 31, 1997 and Proxy Statement for Issuer's 1997 Annual Meeting of Shareholders to be held on August 18, 1997 are incorporated by reference in Parts II and III of this Annual Report on Form 10-KSB.

                                     PART I

ITEM 1.        DESCRIPTION OF BUSINESS

GENERAL

     Through its four wholly owned subsidiaries, Spire Technologies, Inc. ("Spire Technologies"), Spire Systems Incorporated ("Spire Systems"), DewPoint Distributed Solutions Incorporated ("DewPoint") and Centerpost Innovations Pty. Ltd., the Company develops and implements system management and office automation solutions for open and proprietary computing environments, acts as a "service and value-added reseller" and distributor of software developed by third parties, resells Digital Equipment Corporation ("Digital") network computer systems and components on a value-added basis and manages value-added reseller ("VAR") and distribution channels in the United States, Europe, and Southeast Asia. The Company offers a wide range of desktop, workstation, client/server and centralized computing software, systems and peripheral equipment, as well as channel management and support services for both domestic and international clientele in a wide variety of industries and computing environments, including UNIX, Windows NT and Digital OpenVMS.

BACKGROUND

     The Company was incorporated in the State of Utah in May 1969 for the purpose of mineral exploration and development. From 1974 until April 1996, the Company operated as Amacan Resources Corporation ("Amacan") and was almost exclusively engaged as a participant with others in oil and gas exploration and development. On April 18, 1996, the Company consummated a share exchange transaction (together with related transactions, the "Share Exchange") by which the Company acquired all the issued and outstanding capital stock of Spire Technologies and Spire Systems in exchange for the issuance to the holders thereof of a number of shares of common stock of the Company ("Common Stock") equal to approximately 90% of the number of issued and outstanding shares of Common Stock immediately after the consummation of the Share Exchange.
Effective May 1, 1996, the Company divested itself of all oil and gas interests. The Company does not intend to participate in any oil and gas operations in the future. See below "-- Oil and Gas Operations."

THE INDUSTRY

     Technological advances in the computer industry continue to create increasingly smaller, faster and less costly computing solutions. The result is that, while some users continue to need and utilize mainframe technology, the largest and fastest growing segment of the computing marketplace is mid-range, mid-sized computing equipment for government, education and business users, and smaller, consumer-oriented equipment, including personal computers.

     With the proliferation of these new systems, particularly in the mid-range market, there has been a proliferation of new computer operating systems designed for these specialized machines. Like the well-recognized "operating systems" or "platforms" for PCs (MS-DOS, Windows, and Windows 95 developed by Microsoft Corporation ("Microsoft"), IBM's OS/2, and the operating systems developed for Apple Computer Inc. ("Apple")), the mid-range market utilizes a series of unique operating system platforms. These platforms include Digital's VMS and Open VMS operating systems, a variety of UNIX operating systems which have been separately developed by many different manufacturers, and Microsoft's new Windows NT.

     Computer application software products (such as wordprocessors, spreadsheets, management tools, and other types of programs) are typically designed for use on only one operating system. They generally cannot operate on other platforms without making extensive and often costly modifications to the original programming code. As a result of the complexity inherent in a market which utilizes a wide variety of hardware and software systems, as well as the changing needs of buyers of such products, the Spire Companies were formed to serve the role of an "integrator" of solutions for the full range of mid-range hardware and software users in government, education, and business environments. The Company has reviewed the hardware and software being offered by current manufacturers, compared the various competing products, and elected to represent and sell those software and hardware systems which the Company considers to be the finest products available on a stand-alone basis, but which are also capable of being integrated with the other software and hardware product needs of its customers. Accordingly, the Company is principally a sales and technical support organization for third-party products which its employees have tested and, if necessary, adapted for cross-operating system operation so that its customers can obtain the benefits of products that function well together in an often heterogeneous systems environment.

SALES AND DISTRIBUTION

     The Company markets its products and services domestically through a direct sales force of 40 representatives based in Utah and North Carolina, as well as through a team of distributors and resellers operating in the U.S., Canada, Europe and Southeast Asia managed by DewPoint. Arrangements with manufacturers, resellers and authorized distributors are an increasingly important part of the Company's focus on providing complete solutions to its customers and expanding distribution of its products and services through indirect channels to domestic and international customers.

PRODUCTS

     OVERVIEW. Through Spire Technologies, the Company strives to fill the computer needs of its customers by providing a combination of integrated software packages from different manufacturers and technical support for such products, including office automation, system management, performance, and Internet security solutions. The Company is the licensing and support organization for cross-platform compatible VMS and OpenVMS versions of WordPerfect, WP Office, and Lotus 1-2-3. Spire Systems is an authorized VAR of hardware and components manufactured by Digital, and provides its customers with desktop integration and system hardware. The Company endeavors to meet the specialized mid-range computing needs of government, education, and corporate organizations worldwide by providing networking expertise in integrating multi-vendor networks, network consulting with respect to connectivity, compatibility, inter-operability and management of the end-user's local area network ("LAN"), installation of the end-user's LAN, including interface hardware and software, and timely and professional technical support.

     SOFTWARE. Spire Technologies designs, develops, acquires from third parties and distributes under license, or acts as a reseller for, various software products for use on Digital computer operating systems, and computer operating systems such as UNIX and Windows NT developed by other vendors. In July 1996, Spire Technologies entered into an Exclusive License and Technical Assistance Agreement with Australian Software Innovations (Services) Pty. Ltd. ("ASI"), pursuant to which the Company acquired the exclusive rights to use, develop and sublicense SYSMON and other ASI software products in North and South America.

          OFFICE AUTOMATION. Under licenses from Corel, Lotus and Novell, the Company has obtained the right to create derivative works of the source code for WordPerfect, Lotus 1-2-3 and WP Office (a.k.a. Groupwise) with ownership of such derivative works remaining in the licensors. The Company's engineers have developed, and the Company now markets, these software solutions for the OpenVMS operating platform. The Company also markets these same office automation products (developed by third parties) for UNIX, Digital UNIX, MS-DOS and Windows 95 operating platforms. Because of the wide variety of computing platforms used today in many organizations, management believes the ability of the Company to offer powerful office tools which provide cross-platform compatibility and user familiarity is important in assisting customers to create effective corporate standards. The Company also offers other third-party office automation products. The office automation products currently offered by the Company include WordPerfect (Corel) for OpenVMS systems, Lotus 1-2-3 (Lotus) for OpenVMS, FAX Sr. (Omtool, Inc.)., an enterprise server which sends and receives faxes directly from within WordPerfect, or almost any other OpenVMS application, and WP Office (Novell, Inc.).

          SYSTEM SECURITY. The Company offers a range of third-party UNIX and OpenVMS operating system security products. These security software tools are designed to protect an organization s computer network from unauthorized external access, such as from the Internet, user monitoring, auditing and logging, authorization and access control, message integrity and confidentiality protocols, and automated system security analysis, reporting and correction tools. System security products offered by the Company include The BorderWare Firewall Server (Secure Computing Corporation), promoted as a one-stop solution to a complete and secure Internet gateway, WebTrack (Secure Computing Corporation), which controls Internet usage based on duration of sessions or actual sites visited, InterScan VirusWall (Trend Micro, Inc.), and KBLock (Raxco, Inc.), which permits users to lock their unattended, logged-in terminals.

          STORAGE MANAGEMENT. The Company offers third-party media management and remote device access products including media libraries, backup and restoration applications, and data recovery solutions, including remote device access tools THRUway and THRUnet (Software Partners/32, Inc.), TAPESYS (Software Partners/32, Inc.), a tape management system, RaxMaster (Raxco, Inc.), a comprehensive OpenVMS performance solution, StorageCenter (Software Partners/32, Inc.), which provides comprehensive system backup, archiving and restore functions, PerfectFile (Raxco, Inc.), and UltraDisk (Raxco, Inc.).

          USER TRAINING AND SUPPORT. The third-party software solutions offered by the Company for training and support allow customers to track user problems and establish interactive links between the terminals of trainers and users. From the trainer's keyboard, the trainer may intervene, create log files of sessions and conduct local and remote product training for groups of users. The Company offers the following user-training and support products: CONTRL and ClydeSupport (Raxco, Inc.), PC-Duo (Vector Networks Limited), and LANutil (Vector Networks Limited).

          NETWORK MANAGEMENT AND PERFORMANCE. The third-party software offered by the Company relative to system performance management allows customers to monitor systems, databases, events and remote nodes to manage performance tuning, capacity planning, saturation analysis, bench marking and resource accounting from a central site. This performance management is conducted in real-time interactive or background modes, across a wide array of UNIX and database environments. The Company offers the following management and performance products: (a) OpenAviator (ASI), a modular system availability and analysis utility including CoPilot, AutoPilot, Navigator, Data Collectors, Control Tower, and FlightLog, (b) POLYCENTER Capacity Planner (Digital), a critical planning and evaluation tool, (c) ENLIGHTEN (Enlighten Software), which provides distributed system administration and centralized control for UNIX and Windows NT, (d) PATHWORKS (Digital), which allows users to share applications, information, and large system resources within OpenVMS, UNIX, Windows, MS-DOS and MacIntosh environments, and (e) XJet and XConnect (XCd Corporation), Ethernet print servers.

     HARDWARE. Spire Systems is an authorized VAR for Digital, and provides its customers with desktop integration, system and networking hardware, and Digital Services solutions. Spire Systems is licensed to sell Digital's 64-bit reduced instruction set computing (RISC) architecture known as "Alpha", which is designed to support multiple operating systems. Through Spire Systems, the Company offers Digital's line of Alpha-based products ranging from chips and boards to high performance workstations and servers. Alpha supports three major operating systems: Digital's 64-bit UNIX operating system, Digital's OpenVMS operating system and Microsoft's Windows NT operating system. The Alpha-based systems include high performance database servers and workstations. Spire Systems also offers and sells Digital's VAX computer systems, components and Intel-based personal computer systems, as well as peripherals manufactured by Digital and other entities, including magnetic disk drives, tape drives, solid state disk and in-film heads, video terminals, printers and network components.

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


COMPETITION

     The information technology industry is highly competitive, international in scope, and comprised of many companies. The methods of competition include, but are not limited to, marketing, product performance, price, service, technology and compliance with various industry standards. Present and potential competition in the various markets served by the Company comes from firms of various sizes and types, many of which are larger and have greater resources than the Company. Firms not now in direct competition with the Company may introduce competing products in the future. It is possible for companies to be at various times competitors, customers and collaborators in different markets.

SUPPLIERS

     The Company is solely dependent on Digital and authorized distributors of Digital products for its supply of hardware. In addition, the Company obtains software from numerous third-party vendors, many of which are the sole sources for such software. The Company then incorporates the various hardware, peripheral and software components into an integrated system for on-site installation at each customer's location. If one of the Company's third-party vendors of either hardware or software were to become unavailable to the Company, management believes that the Company would be able to obtain competing and alternate sources of supply of similar but not identical products. Nonetheless, the failure of such suppliers to deliver such items on a timely basis could adversely effect the operating results of the Company until alternative sources of supply could be arranged. Also, if any of the license agreements relating to the office automation products developed by the Company were to be terminated, the operating results of the Company could also be adversely affected.

SIGNIFICANT CUSTOMERS

     Although the Company sells to many customers involved in certain industries such as government and education which, if aggregated, would result in sales to a particular industry of more than ten percent, no single customer represents sales by the Company in the aggregate amount of ten percent or more of its consolidated revenues. Accordingly, Company management believes that the loss of any single customer would not have a material adverse effect on the Company taken as a whole.

PATENTS AND PROPRIETARY TECHNOLOGY

     The Company does not own any patents nor has it filed any patent applications relating to its products. The Company has a limited number of copyrights and has obtained licenses to create derivative works relative to copyrights owned by third parties. The ownership of such derivative works vests in the licensor. The Company is also seeking tradename and trademark protection for certain of its names and marks. Management does not believe that any particular patent or group of patents, copyrights, trademarks, or tradenames is of material importance to the business of the Company as a whole.

RESEARCH AND DEVELOPMENT

     The Company competes in an industry which is characterized by rapid technological change. Historically, neither the Company nor Spire Technologies or Spire Systems (prior to the consummation of the Share Exchange) has incurred significant expenses for research and development. Research and development expenditures were approximately three percent of the Company's gross revenues for the fiscal year ended March 31, 1997.

OIL AND GAS OPERATIONS

     Prior to the consummation of the Share Exchange, the Company had operated almost exclusively since 1974 as a participant with others in oil and gas exploration and development. The Company's principal assets during this period were working interests in producing oil and gas wells and options or rights to participate in the drilling of additional wells. During this period, the Company participated almost exclusively with an independent operator, Luff Exploration Company ("Luff Exploration") of Denver, Colorado, in its exploration activity. From 1974 to April 1996, the Company participated with Luff Exploration in drilling a total of 122 wells, 31 of which were productive as of April 1996. Of the 122 wells, 50 were exploratory wells and 72 were developmental wells. During its participation with Luff Exploration, the Company farmed out its interests for drilling by other companies, at their expense, in a total of 28 additional wells, one of which was productive as of April 1996. Effective May 1, 1996, the Company transferred to a group of purchasers, including Kenneth D. Luff, President of Luff Exploration and a former director of the Company, all of the Company's oil and gas interests in exchange for the payment of $197,000. The Company does not intend to participate in any oil or gas operations in the future.

EMPLOYEES

     As of June 16, 1997, the Company had approximately 76 total employees, approximately 64 of which were full-time employees. Competition for qualified personnel in the computer industry is intense. The future success and growth of the Company will depend in large measure upon its ability to attract and retain qualified management and technical personnel. Failure of the Company to attract and retain key management and technical personnel and qualified personnel required to continue the Company's operations could have a material adverse impact on the Company. None of the Company's employees is represented by a labor organization with respect to their employment with the Company, the Company has never had a work stoppage, and the Company considers its employee relations satisfactory.


ITEM 2.   DESCRIPTION OF PROPERTY

     The headquarters and research and development facilities of the Company are located at 311 North State Street, Orem, Utah. The Company owns a 5,200 square foot building, subject to encumbrances of $118,095 and $98,267 at March 31, 1997, which bear interest at rates of 8.25% and 8.70%, respectively. In addition, the Company occupies 17,500 square feet of contiguous space under two leases of one year and two years, respectively, both subject to options to extend the terms thereof for an additional five lease periods of one year each. The monthly base rents of these leases are $5,500 and $4,675, respectively, subject to adjustment during the renewal periods. Company management believes these contiguous facilities are suitable and adequate to meet the anticipated needs of the Company for the current fiscal year. Management anticipates that continued growth of the Company will necessitate acquisition of additional office space in the future.


ITEM 3.   LEGAL PROCEEDINGS

     There are no pending legal proceedings to which the Company is a party.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended March 31, 1997.


                                     PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is incorporated by reference to the section entitled "Price Range of Common Stock" in the Company's Annual Report to Shareholders for the fiscal year ended March 31, 1997 (the "1997 Annual Report").

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The information required by this Item is incorporated by reference to the section entitled "Management's Discussion and Analysis or Plan of Operation" in the 1997 Annual Report.

ITEM 7.   FINANCIAL STATEMENTS

     The information required by this Item is incorporated by reference to the financial statements of the Company included in the 1997 Annual Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements with the Company's accountants on accounting and financial disclosure.

     On July 14, 1995, upon the recommendation and approval of the Board, Amacan engaged Tanner + Co. as independent auditor to audit Amacan's financial statements for the year ending April 30, 1995. Upon consummation of the Share Exchange on April 18, 1996, and pursuant to the recommendation and approval of the Board, the Company determined to retain the services of KPMG Peat Marwick LLP ("KPMG"), who had served as the independent auditor of Spire Technologies and Spire Systems since October 1995, to audit the financial statements of the Company for the fiscal year ending April 30, 1996, and to dismiss Tanner + Co. Tanner + Co.'s reports on Amacan's financial statements for the fiscal year ended April 30, 1995 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The Company had no disagreements with Tanner + Co. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved, would have caused Tanner + Co. to make reference to the subject matter of the disagreement in connection with its reports. In addition, during the two fiscal years and the interim period preceding Tanner + Co.'s dismissal, the Company had no reportable events as defined in Item 304(a)(1)(v) of Regulation S-B. No consultations occurred between the Company and KPMG during the relevant fiscal year and any interim period preceding the recent retention of KPMG regarding the application of accounting principles, the type of audit opinion that might be rendered or other information considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The information required by this Item is incorporated by reference to the sections entitled "Election of Directors - Nominees for Election as Directors," "Executive Officers" and "Executive Compensation - Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the annual meeting of the Company's shareholders to be held on August 18, 1997 (the "1997 Proxy Statement"). The 1997 Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after March 31, 1997, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

ITEM 10.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the sections entitled "Election of Directors - Director Compensation" and "Executive Compensation" in the 1997 Proxy Statement.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the section entitled "Principal Holders of Voting Securities" in the 1997 Proxy Statement.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is incorporated by reference to the section entitled "Executive Compensation - Certain Relationships and Related Transactions" in the 1997 Proxy Statement.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8 K

     (a)  Exhibits.

 Number                    Description                   Incorporated     Filed
                                                         by Reference   Herewith
_______     _________________________________________    ____________   ________
   3.1      Articles of Incorporation.                       (1)

   3.2      Articles of Amendment and Share Exchange.        (2)

   3.3      Bylaws                                           (3)

  10.1      Exclusive    License    and     Technical        (3)
            Assistance Agreement dated  as of July 1,
            1996 by and  between Australian  Software
            Innovations (Services) Pty.  Ltd and  the
            Company
  10.2      Option   Agreement   by  and   among  the        (4)
            Company, Australian Software  Innovations
            (Services) Pty. Ltd, Kilat  Holdings Pty.
            Limited,  and Eng Lee and Mary Lee, dated
            September 10, 1996

  10.3      Sento  Technical Innovations  Corporation        (5)
            Stock Incentive Plan
   13       Annual  Report  to  Shareholders for  the                      (6)
            Company's Fiscal Year 1997

   21       Subsidiaries of the Registrant                                 (6)

   27       Financial Data Schedule.                                       (6)

_________________________________

(1) Incorporated by reference to the exhibits to Registration Statement No. 2-39659 on Form S-3 filed with the Securities and Exchange Commission in March 1971.

(2) Incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 1996, as amended by Form 8-K/A filed with the Securities and Exchange Commission on July 29, 1996.

(3) Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended April 30, 1996, filed with the Securities and Exchange Commission on July 29, 1996, as amended by Form 10-KSB/A filed with the Securities and Exchange Commission on August 1, 1996.

(4) Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1, filed with the Securities and Exchange Commission on November 1, 1996.

(5) Incorporated by reference to the Company's definitive proxy statement for the annual meeting of the Company's shareholders to be held on August 18, 1997.

(6)  Filed herewith and attached to this Form 10-KSB following page 8 hereof.

     (b)  REPORTS ON FORM 8-K.

     The Company filed no reports on Form 8-K during the last quarter of its fiscal year 1997.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 27, 1997.

                    SENTO TECHNICAL INNOVATIONS CORPORATION



                    By: /s/ Robert K. Bench
                        ___________________________________________
                        Robert K. Bench, President, Chief Financial
                        Officer and Director




     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 Signature                             Title                       Date
 _________                             _____                       ____


 /s/ Gary B. Godfrey                   Chairman of the Board       June 27, 1997
 ___________________________________   and Chief Executive
 Gary B. Godfrey                       Officer (Principal
                                       Executive Officer)

 /s/ Robert K. Bench                   President, Chief            June 27, 1997
 ___________________________________   Financial Officer and
 Robert K. Bench                       Director (Principal
                                       Financial and Accounting
                                       Officer)


 /s/ Eng H. Lee                        Vice President, Chief       June 27, 1997
 ___________________________________   Technical Officer and
 Eng H. Lee                            Director



 /s/ Brian W. Braithwaite              Secretary, Treasurer and    June 27, 1997
 ___________________________________   Director
 Brian W. Braithwaite



 /s/ William A. Fressh                 Director                    June 27, 1997
 ___________________________________
 William A. Fresh


 /s/ Sherman H. Smith                  Director                    June 27, 1997
 ___________________________________
 Sherman H. Smith


 /s/ Kieth E. Sorensen                 Director                    June 27, 1997
 ___________________________________
 Kieth E. Sorenson