Form 10QSB
period 1997-06-30
SENTO TECHNICAL INNOVATIONS CORP
filed 1997-08-15
CIK 4317

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB


  _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  ___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: June 30, 1997

                         Commission File Number:  06425


                    SENTO TECHNICAL INNOVATIONS CORPORATION
                    _______________________________________
               (Exact name of issuer as specified in its charter)

              UTAH                                         87-0284979
              ____                                         __________

  (State or other jurisdiction                         (I.R.S. Employer
       of incorporation or                            Identification No.)
          organization)



                             311 NORTH STATE STREET
                                OREM, UTAH 84057
                                ________________
                    (Address of Principal Executive Offices)


                                 (801)226-6222
                                 _____________
                Issuer's telephone number, including area code

   (Former name, former address, and former fiscal year if changed since last report)


  Check whether the issuer (1) filed all reports required to be filed by
  Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  YES _X_    NO ___


  State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


  Class                                           Outstanding at June 30, 1997
  ______________________                          ____________________________
  COMMON CAPITAL STOCK                                               4,352,908
  $.25 PAR VALUE


  Transitional Small Business Disclosure Format (check one): YES ___  NO _X_

                     SENTO TECHNICAL INNOVATIONS CORPORATION
                         Quarterly Report on Form 10-QSB
                       for the Quarter Ended June 30, 1997

                                      INDEX

                         PART I - FINANCIAL INFORMATION

ITEM 1.

    Financial Statements

    Condensed Consolidated Balance Sheets -
    June 30, 1997 and March 31, 1997  . . . . . . . . . . . . . . . . . .   1

    Condensed Consolidated Statements of Operations -
    Three Months Ended June 30, 1997 and 1996 . . . . . . . . . . . . . .   2

    Condensed Consolidated Statements of Cash Flows -
    Three Months Ended June 30, 1997 and 1996 . . . . . . . . . . . . . .   3

    Notes To Condensed Consolidated Financial Statements  . . . . . . . .   4

ITEM 2.

    Management's Discussion and Analysis or Plan of Operations  . . . . .   5


                           PART II - OTHER INFORMATION

    Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                     SENTO TECHNICAL INNOVATIONS CORPORATION
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                              June 30, 1997      March 31, 1997
                                              -------------      --------------
 ASSETS

 CURRENT ASSETS

 Cash                                           $ 2,506,981         $ 2,225,338

   Accounts receivable, net                       3,728,299           3,140,425
   Other current assets                             197,532             241,644

   Inventory                                        269,459             155,465

   Deferred tax asset                                98,917              98,917
                                                 ----------          ----------

      TOTAL CURRENT ASSETS                        6,801,188           5,861,789
 FIXED ASSETS

   Fixed assets                                   1,094,478           1,070,347

   Accumulated depreciation                       (378,114)           (359,268)
                                                 ----------          ----------

      NET FIXED ASSETS                              716,364             711,079
 OTHER ASSETS                                       578,798             476,400
                                                 ----------          ----------

 TOTAL ASSETS                                   $ 8,096,350         $ 7,049,268
                                                ===========         ===========


 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES

   Current portion of long-term debt               $    8,286        $    8,286

   Accounts payable                                 2,509,897         2,216,634
   Accrued liabilities                                499,347           260,274

   Income taxes payable                               132,207           132,207

   Deferred revenue                                 1,252,411         1,104,808
                                                   ----------        ----------

     TOTAL CURRENT LIABILITIES                      4,402,148         3,722,209
 LONG-TERM LIABILITIES

   Long term debt                                     206,065           208,075

   Deferred tax liability                               5,333             5,333
                                                 ------------      ------------

     TOTAL LONG-TERM LIABILITIES                      211,398           213,408
 STOCKHOLDERS' EQUITY

   Common stock, $.25 par value.                    1,088,251         1,087,784

   Additional paid-in capital                       1,597,145         1,595,376

   Common stock subscriptions                         762,500               ---
   Deferred compensation                            (100,000)         (100,000)

   Retained earnings                                  134,908           530,491
                                                 ------------       -----------

     TOTAL STOCKHOLDERS EQUITY                      3,482,804         3,113,651
                                                 ------------       -----------

 TOTAL LIAB & STOCKHOLDERS' EQUITY                $ 8,096,350       $ 7,049,268
                                                 ============       ===========
See Accompanying Notes to Condensed, Consolidated Financial Statements

                     SENTO TECHNICAL INNOVATIONS CORPORATION
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                         Three months ended  Three months ended
                                              June 30, 1997       June 30, 1996
                                              -------------       -------------

 NET SALES                                     $  3,984,514        $  4,518,439

 COST OF GOODS SOLD                               2,651,706           2,949,605
                                                -----------         -----------

 GROSS PROFIT                                     1,332,808           1,568,834
 EXPENSES

   Selling, General, and Admin.
   Expenses                                       1,675,663           1,361,315

   Research and Development                          78,750             143,499
                                                -----------         -----------
 OPERATING INCOME (LOSS)                          (421,605)              64,020

 OTHER REVENUE AND (EXPENSES)                        26,274              10,839
                                                -----------         -----------


 INCOME (LOSS) BEFORE TAXES                       (395,331)              74,859

 PROVISION FOR INCOME TAXES                             250              22,884
                                                -----------         -----------

 NET INCOME (LOSS)                             $  (395,581)        $     51,975
   NET INCOME (LOSS) PER SHARE                 $      (.09)        $       0.01

 Weighted Average Number of Common and
 Common Equivalent Shares Outstanding             4,351,134           4,269,140

See accompanying notes to Condensed Consolidated Financial Statements

                     SENTO TECHNICAL INNOVATIONS CORPORATION
                            Statements of Cash Flows
                                   (Unaudited)


                                         Three months ended  Three months ended
                                              June 30, 1997       June 30, 1996
                                              -------------       -------------

 OPERATING ACTIVITIES
 Cash flows from operating activities:

   Net Income                                $    (395,581)             $51,975

   Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:

     Depreciation & Amortization                     47,409              18,901
     Decrease (increase) in assets:

     Accounts receivable                          (590,983)           (952,267)

     Other current assets                         (199,136)            (97,817)

     Increase (decrease) in
     liabilities:
     Accounts payable                               264,013             287,736

     Accrued liabilities                            268,323             214,952

     Income taxes payable                               ---            (59,597)

     Other deferred revenue                         147,603            (37,189)
                                              -------------       -------------
     Net cash provided by (used in)
     Operating activities                         (458,352)           (573,306)

 INVESTING ACTIVITIES

 Cash flows from investing activities:

   Sale of interest in oil and gas
   properties                                           ---             197,000
   Proceeds from the sale of an asset                 1,400                 ---

   Purchase of furniture and equipment             (24,131)           (104,085)
                                              -------------       -------------

     Net cash provided by (used in)
     investing activities                          (22,731)              92,915
 FINANCING ACTIVITIES


 Cash flows from financing activities:

   Proceeds from issuance of stock                    2,236           1,561,168

   Subscriptions                                    762,500                 ---
   Principal payments of long-term
   debt                                             (2,010)             (1,857)
                                              -------------       -------------

     Net cash provided by (used in)
     financing activities                           762,726           1,559,311


     Net increase in cash                           281,643           1,078,920

 Cash at beginning of period                      2,225,338           1,381,019

 Cash at end of period                       $    2,506,981       $   2,459,939

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION

 Cash paid for interest                      $        4,722       $       4,761

 Cash paid for income taxes                  $          250       $           0

See accompanying notes to Condensed Consolidated Financial Statements

                     SENTO TECHNICAL INNOVATIONS CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 1997
                                   (Unaudited)

A.   BASIS OF PRESENTATION
     _____________________

     The balance sheet as of June 30, 1997, the statements of operations for the three month periods ended June 30, 1997 and June 30, 1996, and the statements of cash flows for the three month periods ended June 30, 1997 and June 30, 1996 have been prepared by the Company without audit. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Condensed Consolidated Balance Sheet as of March 31, 1997 was derived from the audited Consolidated Financial Statements of such date.

     Operating results for the three months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the Company's fiscal year ending March 31, 1998. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1997.

B.   EARNINGS PER SHARE
     __________________

     Earnings per share is computed based on the weighted average number of common shares and, as appropriate, dilutive common stock equivalents outstanding during the period. Stock options and warrants are considered to be common stock equivalents. Fully diluted earnings per share for the three months and six months ended June 30, 1997 and 1996 were not materially different from primary earnings per share.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128).

     SFAS 128 establishes a different method of computing earnings per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15, Under SFAS 128, the Company will be required to present both basic earnings per share and diluted earnings per share. Basic earnings per share is expected to be higher than the currently presented primary earnings per share as the effect of dilutive stock options will not be considered in computing basic earnings per share. Diluted earnings per share is expected to be comparable or slightly lower than the currently presented primary earnings per share.

     SFAS 128 is effective for both interim and annual periods ending after December 15, 1997. Accordingly, the Company plans to adopt SFAS 128 in its fiscal third quarter and at that time all historical earnings per share data presented will be restated to conform to the provisions of SFAS 128.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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


RESULTS OF OPERATIONS

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996.
______________________________________________________________________________

Net sales for the three months ended June 30, 1997 were $3,984,514, compared to $4,518,439 for the three months ended June 30, 1996, a decrease of 12%. The overall decrease was attributable to the cyclical nature of hardware sales which decreased $973,793 for the comparable quarters. Sales of software and consulting and support services for the three months ended June 30, 1997 increased by $493,498 to $2,340,026, or 26%, from $1,846,528 for the three months ended June 30, 1996.

Gross margin for the three months ended June 30, 1997 was 34% of net sales compared to 35% of net sales for the comparable period in 1996. The Company expanded its line of software products during the past year, and the Company receives a smaller discount from the software manufacturers on these new products. Increased competition in a maturing market niche requires that the Company offer deeper discounts to its customers.

Research and development expenses for the three months ended June 30, 1997 were $78,750, compared to $143,499 for the three months ended June 30, 1996. New versions of several products being developed by the Company were completed and released for sale to the general public during the last two quarters of the fiscal year ended March 31, 1997. The Company has not started any new product development projects.

Selling, general and administrative expenses for the three months ended June30, 1997 were $1,675,663, compared to $1,361,315 for the three months ended June 30, 1996, an increase of 23%. Expansion of the Company's technical services division, the formation of a new software distribution company, and costs relating to financing and acquisition activities all contributed to this increase.

Net income decreased from $51,975 for the period ended June 30, 1996, to a loss of $395,581 for the period ended June 30, 1997. The lower sales volume, coupled with the larger expenditures for sales, marketing, and administrative costs, contributed to the loss for the period ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations and capital requirements primarily through cash generated from operations, equipment lease financing facilities, and sales of equity securities. In June, 1997 the Company commenced a private placement of 240,000 units, each unit consisting of 3 shares of common stock and one warrant to purchase a share of common stock at a price of $5.50 per share. Initial subscriptions for shares to be sold in the private placement, totaling $762,500, had been received by the Company at June 30 1997 and are reflected in the unaudited financial statements. As of June 30, 1997, the initial subscriptions received had not been accepted by the Company, but were being held pending completion of the private placement in August, 1997.

Effective June 1, 1996, the Company established a line of credit with a commercial bank, secured by equipment at prime plus two percent, expiring May 1, 1999. As of June 30, 1997, none of the $350,000 line had been used for purchase of equipment.

At June 30, 1997, the cash balance was $2,506,981, compared to $2,225,338 as of March 31, 1997. Working capital increased from $2,139,580 at March 31, 1997 to $2,399,040 at June 30, 1997. The Company's current ratio remained at 1.6. The increase in cash relates to cash received through subscriptions to the private placement.

FACTORS AFFECTING FUTURE RESULTS

This Quarterly Report on Form 10-QSB contains forward-looking statements with the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Statements in this report regarding the expansion of the Company's operations and any future acquisition activities are forward looking statements. Words such as "expects", "intends", "believes", "anticipates", and "likely" also identify forward looking statements. Actual results could differ materially from those anticipated for a number of reasons, including, among others, increased competition, a downturn in the market for the Company's products and services, increases in interest rates, and other unanticipated factors. Risk factors, cautionary statements, and other conditions that could cause actual results to differ are contained in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-KSB.

PART II:  OTHER INFORMATION
___________________________


     SIGNATURES
     __________

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


                                        SENTO TECHNICAL INNOVATIONS CORPORATION
                                        ---------------------------------------
                                        (Registrant)



Date:                                   \s\ Robert K. Bench
                                        -------------------------------------
                                        Robert K. Bench
                                        President and Chief Financial Officer