Form 10QSB
period 1997-09-30
SENTO TECHNICAL INNOVATIONS CORP
filed 1997-11-14
CIK 4317

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   Form 10-QSB
(Mark one)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended: September 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number:  06425

                     SENTO TECHNICAL INNOVATIONS CORPORATION
                     ---------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

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

         Issuer's Telephone Number, Including Area Code: (801) 226-3355
         --------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes    X      No

                                                              -------      -----

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                         Outstanding at September 30, 1997
     ------------------------------          ---------------------------------
       Common capital stock,                              5,144,033
          $.25 par value

           Transitional Small Business Disclosure Format (check one):
                               Yes        No   X
                                   ----      -----

                     SENTO TECHNICAL INNOVATIONS CORPORATION
                         Quarterly Report on Form 10-QSB
                    for the Quarter Ended September 30, 1997

                                      INDEX


                         Part I - Financial Information

ITEM 1.
     Financial Statements

     Condensed Consolidated Balance Sheets -
     September 30, 1997 and March 31, 1997

     Condensed Consolidated Statements of Operations -
     Three and Six Months Ended September 30, 1997 and 1996

     Condensed Consolidated Statements of Cash Flows -
     Six Months Ended September 30, 1997 and 1996

     Notes To Condensed Consolidated Financial Statements

ITEM 2.
     Management's Discussion and Analysis or Plan of Operations


                         Part II - Other Information

ITEM 2.
  Changes in Securities and Use of Proceeds

ITEM 4.
  Submissions of Matters to Vote of Security Holders

ITEM 6.
  Exhibits and Reports on Form 8-K

  Signatures

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

                     SENTO TECHNICAL INNOVATIONS CORPORATION
                      Condensed Consolidated Balance Sheets

                                                 September 30,      March 31,
                                                    1997               1997
                                              ----------------     -----------
   ASSETS                                        (Unaudited)
   ------
Current assets:
  Cash                                             $9,297,764       $2,225,338
  Accounts receivable, net                          3,169,515        3,140,425
  Other current assets                                 71,936          241,644
  Current portion of note receivable (Note C)         700,000           --
  Deferred tax asset                                   98,917           98,917
  Inventory/Work in Process                           720,897          155,465
                                                  -----------     ------------
   Total current assets                            14,059,029        5,861,789
Fixed assets net of depreciation (Note D)             887,313          711,079
Other assets (Notes B,C,and E)                        775,563          476,400
                                                  -----------     ------------
                                                  $15,721,905     $  7,049,268
                                                  ===========     ============

   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------
Current liabilities:
  Accounts payable                              $   2,669,001    $   2,216,634
  Current portion of long-term debt                   124,744            8,286
  Accrued liabilities                                 797,400          260,274
  Note payable                                        250,000           ---
  Income taxes payable                                932,207          132,207
  Deferred maintenance revenue                      1,289,530        1,099,849
  Other deferred revenue (Note C)                     756,604            4,959
                                                   ----------       ----------
   Total current liabilities                        6,819,486        3,722,209
                                                   ----------       ----------
Long-term liabilities:
  Long-term debt, excluding current portion (Note F)  379,761          208,075
  Convertible Bond (Note E)                         1,000,000            ---
  Deferred tax liability                                5,333            5,333
  Other payable                                       100,000            ---
  Deferred revenue (Note C)                           583,333            ---
                                                   ----------       ----------
   Total long-term liabilities                      2,068,427          213,408
                                                   ----------       ----------
Stockholders' equity:
     Common Stock                                   1,286,009        1,087,784
     Additional paid-in capital                     4,373,474        1,595,376
     Deferred Compensation                            (75,000)        (100,000)
     Retained earnings                              1,249,509          530,491
                                                   ----------       ----------
        Total stockholders' equity                  6,833,992        3,113,651
                                                   ----------       ----------
                                                  $15,721,905      $ 7,049,268
                                                  ===========      ===========

See accompanying notes to Condensed Consolidated Financial Statements.

                     SENTO TECHNICAL INNOVATIONS CORPORATION
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                          Three Months Ended Sept 30, Six Months Ended Sept 30,
                                1997         1996         1997          1996
                         ---------------------------- -------------------------

NET SALES                     $4,682,373   $5,215,238  $ 8,666,880   $9,733,677

COST OF GOODS SOLD             3,205,617    3,472,835    5,857,317    6,422,440
                              ----------   ----------  -----------   ----------
GROSS PROFIT                   1,476,756    1,742,403    2,809,563    3,311,237

EXPENSES:
 Selling, General, and Admin   2,111,133    1,597,232    3,786,795    2,958,547
 Research and Development             78      130,494       78,828      273,993
                               ---------    ---------    ---------    ---------

OPERATING INCOME (LOSS)         (634,455)      14,677   (1,056,060)      78,697

OTHER REVENUE AND (EXPENSES)   2,564,531       63,221    2,590,805       74,060
                               ---------    ---------    ---------     --------

INCOME BEFORE INCOME TAXES     1,930,076       77,898    1,534,745      152,757

PROVISION FOR INCOME TAXES       800,000       10,516      800,250       33,400
                              ----------   ----------   ----------    ---------

NET INCOME                    $1,130,076   $   67,382   $  734,495    $ 119,357
                              ==========   ==========   ==========    =========

   NET INCOME (LOSS)          $     0.21   $     0.01   $     0.14    $    0.03
    PER SHARE                 ==========   ==========    =========    =========

Weighted Average Number of Common
and Common Equivalent Shares
 Outstanding                   5,346,052    3,949,750    5,346,052    3,949,750
                              ==========   ==========   ==========   ==========

See accompanying notes to Condensed Consolidated Financial Statements.

                     Sento Technical Innovations Corporation
                 Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                Six months ended September 30,
                                                      1997             1996
                                               -------------------------------
Cash flows from operating activities:
   Net income (loss)                                  734,495          119,357
   Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Adjustment from fiscal year end change                            (18,442)
     Depreciation                                      57,505           36,687
     Amortization of deferred compensation             25,000            ---
     Gain on the sale of assets                    (2,655,110)            ---
     Decrease (increase) in assets:
        Accounts receivable                            29,089       (1,472,114)
        Other current assets                       (1,095,724)        (115,290)
        Other assets                                 (455,987)           ---
     Increase (decrease) in liabilities:
        Accounts payable                              452,367        1,486,592
        Accrued liabilities                           487,127          426,291
        Accrued income taxes                          800,000           77,485
        Deferred revenue                            1,524,659         (101,902)
                                                    ---------          -------
                  Net cash provided by (used in)
                    operating activities              (96,579)         438,664
                                                    ---------        ---------
Cash flows from investing activities:
   Acquisition of ASI assets                       (2,311,168)           ---
   Proceeds from the sale of ASI assets             5,601,400            ---
   Purchase of furniture & equipment                  (74,366)        (628,350)
                                                    ---------       ----------
                  Net cash provided by
                    investing activities            3,215,866         (628,350)
                                                    ---------         --------
Cash flows from financing activities:
   Proceeds from issuance of stock                  2,926,743        1,592,791
   Principal payments on notes payable
    and capital leases                               (138,193)          (3,138)

   Proceeds from issuance of debt                     164,589             ---
   Proceeds from issuance of convertible bond       1,000,000             ---
                                                    ---------       ----------
   Net cash provided by (used in)
      financing activities                          3,953,139        1,589,653
                                                    ---------       ----------

Net increase in cash                                7,072,426        1,399,967

Cash at beginning of period                         2,225,338        1,552,806
                                                    ---------        ---------

Cash at end of period                              $9,297,764       $2,952,773
                                                   ==========       ==========

Supplemental Disclosures of Cash Flow Information
-------------------------------------------------

Cash paid for interest                                $14,461         $ 31,137

Cash paid for income taxes                            $   250         $159,831

See accompanying notes to financial statements.

                     SENTO TECHNICAL INNOVATIONS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                September 30, 1997
                                    (Unaudited)


A.   BASIS OF PRESENTATION
     ---------------------

The Condensed Consolidated Balance Sheet as of September 30, 1997, the Statements of Operations for the three and six month periods ended September 30, 1997 and September 30, 1996, and the Statements of Cash Flows for the six month periods ended September 30, 1997 and September 30, 1996 have been prepared by the Company without audit. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Condensed Consolidated Balance Sheet as of March 31, 1997 was derived from the Company's audited Consolidated Financial Statements of such date.

Operating results for the six months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the Company's fiscal year ending March 31, 1998. The unaudited condensed consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements of the Company and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1997.


B.   AUSTRALIAN SOFTWARE INNOVATIONS ACQUISITION
     -------------------------------------------

Effective July 1, 1996, the Company entered into an Exclusive License and Technical Assistance Agreement ("license agreement") with Australian Software Innovations Ltd. ("ASI"). Under the terms of the license agreement, the Company acquired an exclusive license to use, sell, and sublicense ASI's products in North and South America during a five-year term. The Company paid ASI $550,000 upon the execution of the license agreement and agreed to pay royalties during the term of the license agreement. The license fee was carried as Other Assets and was being amortized over a five-year period until the rights were sold to BMC (see Note C).

On September 10, 1996, the Company entered into an ASI Option Agreement ("ASI Option"). Under the terms of the ASI Option, ASI granted to the Company an option, for one year, to acquire all or any portion of the tangible and intangible assets of ASI. As consideration for the grant of the ASI Option, the Company paid to ASI $130,000.

On July 9, 1997, the Company exercised its option under the ASI Option Agreement. The Company paid a total of $1,487,111 which included the $130,000 paid for the grant of the Option. As part of the exercise of its option, the Company acquired certain tangible assets of ASI, ASI's goodwill, and all of ASI's intellectual properties, assumed certain liabilities and obtained from the principals of ASI a Deed of Restraint of Trade. The Company sold the intellectual properties and certain other rights to BMC Software, Inc. on July 10, 1997 (See Note C).


C.   TECHNOLOGY SALE
      ---------------

On July 10, 1997, the Company, certain shareholders of the Company, ASI, and Eng Lee entered into an Asset Purchase and Services Agreement with BMC Software, Inc. ("BMC") pursuant to which the Company sold the intellectual properties, and certain other rights it had acquired from ASI for a total of $7 million (See Note B). The BMC purchase price included payment of $4,550,000 for the intellectual property and goodwill of ASI acquired by the Company, as well as for certain restrictive covenants of the Company and ASI, and $2,450,000 for the exclusive license for North and South America. Of the $7 million purchase price, BMC withheld $1,400,000 which was place in escrow as security for certain representations and warranties made by the Company. One-half of this amount, or $700,000 will be released at the end of twelve months and one-half will be released at the end of twenty-four months.These amounts have been recorded as long and short term deferred revenues, short term notes receivable, and other assets. These amounts will be recognized as related services to be performed by the Company are completed. The gain on the sale of these assets is reflected as other income on the Company's Condensed Consolidated Statement of Operations.


D.   OTHER ASSETS
      ------------

Other Assets are comprised as follows:

     Note Receivable from BMC            700,000
     Organization Expense (net)              685
     Deposits                             74,878
                                         -------
                                        $775,563
                                         =======

E.   CONVERTIBLE BOND
      ----------------

In July 1997 the Company sold to Canadian Imperial Holdings, Inc. ("Canadian Imperial") $1,000,000 of 6% Series A Convertible Bonds. The bonds are convertible into shares of Sento Common Stock beginning October 6, 1997, at a conversion price equal to the lesser of 85% of the average closing bid price of the Sento Common Stock for the five trading days preceding Canadian Imperial's notice of conversion, or $5.22. In the event the bonds have not been converted previously, the aggregate principal amount of the bonds, together with accrued interest, will be converted into shares of Sento Common Stock on July 7, 1999. The bonds are redeemable by the Company, in its discretion, at any time after September 5, 1997 at a price equal to 115% of the unpaid principal amounts of the bonds to be redeemed, plus accrued interest. The warrants are exercisable until May 31, 1999. The Company has also granted to Canadian Imperial certain rights to register the shares of Sento Common Stock issuable upon the conversion of the bonds.

F.   COMMON STOCK
     ------------

In August 1997 the Company completed a private offering in which it sold unregistered shares of its common stock to certain accredited investors. The shares were offered in units, at $12.50 per unit, with each unit consisting of three shares of common stock plus one warrant to buy one share of common stock for $5.50 before May 31, 1999. A total of 240,000 units were sold for which $2,904,000 of net cash proceeds were received.

G.   EARNINGS PER SHARE
     ------------------

Earnings per share is computed based on the weighted average number of common shares and, as appropriate, dilutive common stock equivalents outstanding during the period. Stock options and warrants are considered to be common stock equivalents. Fully diluted earnings per share for the six months ended September 30, 1997 and 1996 were not materially different from primary earnings per share.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). SFAS 128 establishes a different method of computing earnings per share than is currently required under the provision of Accounting Principles Board Opinion No. 15. Under SFAS 128, the Company will be required to present both basic earnings per share and diluted earnings per share. Basic earnings per share is expected to be higher than the currently presented primary earnings per share as the effect of dilutive stock options will not be considered in computing basic earnings per share. Diluted earnings per share is expected to be comparable or slightly lower than the currently presented primary earnings per share.

SFAS 128 is effective for both interim and annual periods ending after December 15, 1997. Accordingly, the Company plans to adopt SFAS 128 in its fiscal third quarter and at that time all historical earnings per share data presented will be restated to conform to the provisions of SFAS 128.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

Sento Technical Innovations Corporation ("Sento") is the parent of Spire Technologies, Inc. ("STI"), Spire Systems Incorporated ("SSI"), DewPoint Distributed Solutions Incorporated ("DewPoint"), Centerpost Innovations Pty. Ltd ("Centerpost"), and Australian Software Innovations Limited ("ASI") (collectively, the Company). STI, SSI, and DewPoint are resellers of computer software and hardware, and also provide technical support for certain software. The Company's customers consist of business and governmental entities, geographically dispersed throughout the United States and abroad. Revenues from foreign sales for the periods ended September 30, 1997 were approximately eight percent of total sales, most of which were from Europe. As a reseller, the Company is dependent on third-party suppliers, with over seventy percent of the Company's revenues derived from products it obtains from three suppliers.

Three Months Ended September 30, 1997 Compared to
Three Months Ended September 30, 1996
--------------------------------------------------

Net sales for the three months ended September 30, 1997 were $4,682,373, compared to $5,215,238 for the three months ended September 30, 1996, a decrease of 10% The decrease in net sales resulted from decreases in both software product sales and computer hardware sales. Hardware sales were $1,653,994 for the three months ended September 30, 1997, a 10% decrease from sales of $1,836,644 for the three months ended September 30, 1996. Software sales for the three months ended September 30, 1997 were $3,131,129, which was a decrease of 12 from sales of $3,546,322 for the three months ended September 30, 1997.

The Company's sale to BMC in July 1997 of the Open Aviator product, which represented over 20% of the Company's software revenues at the time of the sale, was a material factor in the decrease in revenues. This shortfall in revenues is expected to continue until the Company is able to add products to fill the void created by the sale.

Gross margin remained virtually unchanged for the three months ended September 30, 1997 which was 32% of net sales compared to 33% of net sales for the comparable period in 1996.

Research and development expenses for the three months ended September 30, 1997 were $78, compared to $130,494 for the three months ended September 30, 1996. This decrease represents the completion of software development on products which have been released for general sale into the market.

Selling, general and administrative expenses for the three months ended September 30, 1997 were $2,111,133 compared to $1,597,232 for the three months ended September 30, 1996. This 32% increase is due to increased legal and accounting expenses associated with projects relating to financing activities, costs associated with the sale of the Open Aviator technology to BMC, and acquisition activities during the quarter. The Company continued to incur selling and personnel expenses associated with the Open Aviator product line while the department was being redeployed following the sale to BMC in July 1997.


Six Months Ended September 30, 1997 Compared to
Six Months Ended September 30, 1996
------------------------------------------------

Net sales for the six months ended September 30, 1997 were $8,666,880, compared to $9,733,677 for the six months ended September 30, 1996, a decrease of 11%. The decrease in net sales resulted from decreases in only software product sales. Hardware sales for the six months ended September 30, 1997 increased 13% from hardware sales during the first six months of 1996. Software sales for the six months ended September 30, 1997 declined by 11% from the first six months of 1996.

Gross margin for the six months ended September 30, 1997 was 33% of sales, compared to 34% of sales for the comparable period in 1996.

Research and development expenses for the six months ended September 30, 1997 were $78,828, compared to $273,993 for the six months ended September 30, 1996, a decrease of 71%. New versions of existing software were completed and released during the period, eliminating new programming and its associated costs.

Selling, general and administrative expenses for the six months ended September 30, 1997 were $3,786,795 compared to $2,958,547 for the six months ended September 30, 1996, an increase of 28%. This increase is due to increased legal and accounting expenses associated with projects relating to financing activities, costs associated with the sale of the Open Aviator technology to BMC, and acquisition activities during the period. The Company continued to incur selling and personnel expenses associated with the Open Aviator product line while the department was being redeployed following the sale to BMC in July.


Liquidity and Capital Resources
-------------------------------

The Company has financed its operations and capital requirements primarily through cash flow generated from operations, sales of equity securities, and the sale of a convertible bond.

The Company has a $350,000 line of credit at prime plus two percent, secured by equipment, expiring May 1, 1999. The total amount outstanding at September 30, 1997 was $181,648.

At September 30, 1997 the cash balance was $9,297,764, compared to $2,225,338 as of March 31, 1997. Working capital increased from $2,139,580 at March 31, 1997 to $7,239,543 at September 30, 1997. The Company's current ratio increased from 1.57 at March 1997 to 2.06. This increase was due primarily to the cash received from the proceeds of the private placement, the sale of the convertible bond, and the sale to BMC of certain assets described above.

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

Factors Affecting Future Results
--------------------------------

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Statements in this report regarding the expansion of the Company's operations and any future acquisition activities are forward-looking statements. Words such as "expects", "intends", "believes", "anticipates", and "likely" also identify forward-looking statements. Actual results could differ materially from those anticipated for a number of reasons, including, among others, increased competition, a downturn in the market for hardware and software products, increases in interest rates, and other unanticipated factors. Risk factors, cautionary statements, and other conditions that could cause actual results to differ are contained in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-KSB as amended.

PART II:  OTHER INFORMATION
---------------------------

ITEM 2.   CHANGES IN SECURITIES
          a. As described in Item 4 below, on August 18, 1997, at the Annual Meeting of Shareholders, a resolution was approved to amend the Company's Articles of Incorporation to authorize a class of 5,000,000 shares of Preferred Stock and to increase the number of shares of Common Stock which the Company is authorized to issue from 8,000,000 to 15,000,000.

         c.    Convertible Bond.
                  ----------------

               Effective July 8, 1997, the Company entered into a Convertible Bond and Warrant Purchase Agreement with Canadian Imperial Holdings Inc. ("Canadian Imperial"), pursuant to which the Company sold to Canadian Imperial a 6% Series A Convertible Bond in the aggregate principal amount of $1,000,000 (the "Convertible Bond"). The Convertible Bond is convertible for share of the Company's common stock (the "Common Stock") at a conversion price equal to the lesser of (a) 85% of the average closing bid price of the Common Stock for the five trading days preceding Canadian Imperial's notice of conversion or (b) $5.22 per share. The conversion of the Convertible Bond may occur at any time after October 6, 1997, upon the request of Canadian Imperial, but not later than July 8, 1999. In connection with the sale of the Convertible Bond, the Company issued to Canadian Imperial a warrant to purchase up to 30,000 shares of Common Stock at an exercise price of $5.50 per share. The warrants are exercisable by Canadian Imperial until May 31, 1999.

               The Convertible Bond was sold directly to Canadian Imperial, in exchange for a cash payment of $1,000,000, without the participation of any underwriter. The sale of the Convertible Bond and the associated warrant was effected in reliance upon the exemption for sales of securities not involving any public offering, as set forth in Section 4(2) of the Securities Ace of 1933, as amended (the "Securities Act"), based upon representations and warranties provided by Canadian Imperial to the Company.

               Private Placement of Common Stock and Warrants.
               ----------------------------------------------

               On August 27, 1997, the Company completed a private placement of 240,000 units (the "Units"), each comprised of three shares of Common Stock and a warrant to purchase one share of Common Stock, exercisable until May 31, 1999 at an exercise price of $5.50 per share (the "Private Placement"). The Units were offered on a "best efforts" basis on behalf of the Company by the Company's officers (without additional compensation therefor) and certain independent brokers at an offering price of $12.50 per Unit. The Private Placement was conducted pursuant to the terms set forth in a Private Placement Memorandum of the Company dated May 30, 1997. The total proceeds of the Private Placement, before payment of offering expenses and broker compensation, was $3,000,000.

               The principal brokers participating in the Private Placement were C.F. Walker, Neidiger/Tucker/Bruner, Inc., David M. Berkowitz, and Daniel Kern. In exchange for services rendered by such broker in connection with the Private Placement, the Company paid to each participating broker compensation equal to 8% of the aggregate fund paid for Units purchased through such broker, together with a warrant to purchase one share of Common Stock for every three Units sold by the broker, at an exercise price of $5.50 per share. The total compensation paid by the Company to participating brokers was warrants to purchase 80,000 shares of Common Stock.

               The sale of the Units was effected in reliance upon exemptions for sales of securities not involving any public offering, as set forth in Section 4(2) of the Securities Act, as well as reliance upon the exemption set forth in Rule 506 of Regulation D promulgated under the Securities Act. The Company's reliance upon such exemptions was based upon representations and warranties of the purchasers contained in subscription documents submitted to the Company by each purchaser, as well as the Company's review of purchaser questionnaires submitted by each purchaser.

               Acquistion of CDG Technologies, Inc.
               -----------------------------------

               Effective July 1, 1997, the Company entered into an Acquisition Agreement with CDG Technologies, Inc., a provider of software distribution and support services based in Framingham, Massachusetts ("CDG"), and the three shareholders of CDG (the "Acquisition Agreement"), pursuant to which the Company acquired all of the capital stock of CDG in exchange for the Company's issuance of 60,000 shares of Common Stock to the three former shareholders of CDG. Upon the consummation of the transaction with CDG, CDG became a wholly-owned subsidiary of the Company.

               The Company's issuance of the shares of Common Stock as contemplated by the Acquisition Agreement was effected in reliance upon the exemption for sales of securities not involving any public offering, as set forth in Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), based upon representations and warranties provided by CDG and the former CDG shareholders in the Acquisition Agreement.


ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
          a. The Company held its Annual Meeting of Shareholders on August 18, 1997 for the purpose of voting on the following proposals:
               (i) To elect Gary B. Godfrey, Robert K. Bench, Brian W. Braithwaite, William A. Fresh, Sherman H. Smith, and Kieth
                    E. Sorenson as directors of the Company, each to serve until the next annual meeting of shareholders of the Company and until their respective successors have been duly elected and qualified.
               (ii) To consider and vote upon a proposal to amend the Company's
                    Articles of Incorporation to authorize a class of 5,000,000 shares of Preferred Stock and to increase the authorized number of shares of Common Stock which the Company is authorized to issue from 8,000,000 to 15,000,000 shares.
               (iii)To consider and vote upon a proposal to amend the
                    Option Plan to increase by 500,000 from 1,000,000 to 1,500,000 the number of shares available for issuance pursuant to grants under the Option Plan.
               (iv) To consider and vote upon a proposal to ratify the
                    appointment of KPMG Peat Marwick LLP as independent auditor of the Company for the fiscal year ending March 31, 1998.

               Proposal (i) was approved with 2,844,335 shares voted in favor, 58 against.
               Proposal (ii) was approved with 2,843,790 shares voted in favor, 458 against, and 87 abstaining.
               Proposal (iii) was approved with 2,843,790 shares voted in favor, 129 against, and 446 abstaining.
               Proposal (iv) was approved with 2,843,760 shares voted in favor, 129 against, and 446 abstaining.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8K
          a.    Exhibits--Exhibit No. 27 Financial Data Schedule

          b. Form 8K/A, filed on September 26, 1997 for the purpose of providing the financial statements and pro forma financial statements to Form 8K dated July 9.

                Form 8K, dated July 9, 1997 for the purpose of reporting the exercise of the Option Agreement dated September 10, 1996, thereby acquiring the assets and certain liabilities of Australian Software Innovations, Inc.


                              SIGNATURES
                              ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SENTO TECHNICAL INNOVATIONS CORPORATION
                              ---------------------------------------
                              (Registrant)



Date:  11-14-97               \s\ Robert K. Bench
      ---------               ---------------------------------------
                              Robert K. Bench
                              Chief Financial Officer