Form 10QSB
period 1997-12-31
SENTO TECHNICAL INNOVATIONS CORP
filed 1998-02-11
CIK 4317

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   Form 10-QSB
(Mark one)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended: December 31, 1997

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

         Issuer's Telephone Number, Including Area Code: (801) 226-6222
         --------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days.
                         Yes    X      No
                              -------      -----

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                                Outstanding at December 31, 1997
------------------------------              ---------------------------------
   Common capital stock,                                  5,496,783
       .25 par value

           Transitional Small Business Disclosure Format (check one):
                              Yes ___    No  _X_

                     SENTO TECHNICAL INNOVATIONS CORPORATION
                         Quarterly Report on Form 10-QSB
                    for the Quarter Ended December 31, 1997

                                      INDEX


                         Part I - Financial Information




ITEM 1.
     Financial Statements

     Condensed Consolidated Balance Sheets -
     December 31, 1997 and March 31, 1997

     Condensed Consolidated Statements of Operations -
     Three and Nine Months Ended December 31, 1997 and 1996

     Condensed Consolidated Statements of Cash Flows -
     Nine Months Ended December 31, 1997 and 1996

     Notes To Condensed Consolidated Financial Statements

ITEM 2.
     Management's Discussion and Analysis of Financial Condition and Results of Operations


                         Part II - Other Information

ITEM 2.
     Changes in Securities

ITEM 6.
     Exhibits and Reports on Form 8-K

     Signatures

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

                     SENTO TECHNICAL INNOVATIONS CORPORATION
                      Condensed Consolidated Balance Sheets

                                                 December 31,    March 31,
                                                    1997           1997
                                              ----------------  -----------
   ASSETS                                        (Unaudited)
   ------
Current assets:
  Cash                                             $7,315,716   $ 2,225,338
  Accounts receivable, net                          4,211,789     3,140,425
  Other current assets                                737,449       241,644
  Current portion of note receivable                  700,000       --
  Deferred tax asset                                   98,917        98,917
  Inventory/Work in process                           351,849       155,465
                                                  -----------  ------------
   Total current assets                            13,415,720     5,861,789
Fixed assets net of depreciation                    1,013,644       711,079
Other assets (Note B)                                 986,658       476,400
                                                  -----------  ------------
                                                  $15,416,022  $  7,049,268
                                                  ===========  ============
   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------
Current liabilities:
  Accounts payable                              $   3,123,142  $  2,216,634
  Current portion of long-term debt                   172,271         8,286
  Accrued liabilities                               1,091,251       260,274
  Note payable                                        100,000         ---
  Income taxes payable                                232,207       132,207



  Deferred maintenance revenue                      1,199,844     1,099,849
  Other deferred revenue                              876,492         4,959
                                                   ----------    ----------
   Total current liabilities                        6,795,207     3,722,209
                                                   ----------    ----------
Long-term liabilities:
  Long-term debt, excluding current portion           346,885       208,075
  Convertible bond                                  1,000,000        ---
  Deferred tax liability                                5,333         5,333
  Other payable                                        87,500        ---
  Deferred revenue                                    408,334        ---
                                                   ----------     ---------
   Total long-term liabilities                      1,848,052       213,408
                                                   ----------    ----------
Stockholders' equity:
     Common stock                                   1,374,196     1,087,784
     Additional paid-in capital                     4,499,375     1,595,376
     Deferred compensation                            (62,500)     (100,000)
     Retained earnings                                961,692       530,491
                                                   ----------    ----------
        Total stockholders' equity                  6,772,763     3,113,651
                                                   ----------    ----------
                                                  $15,416,022    $7,049,268
                                                  ===========    ==========

See accompanying Notes to Condensed Consolidated Financial Statements.

                     SENTO TECHNICAL INNOVATIONS CORPORATION
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                        Three Months Ended Dec 31, Nine Months Ended Dec 31,
                              1997         1996         1997       1996
                        -------------------------- -------------------------

NET SALES                 $5,869,373   $4,131,652  $14,536,253  $13,932,238

COST OF GOODS SOLD         4,360,183    2,627,380   10,217,500    9,074,420
                          ----------   ----------  -----------   ----------
GROSS PROFIT               1,509,190    1,504,272    4,318,753    4,857,818

EXPENSES:
 Selling, General, and
   Administration          2,580,179    1,515,683    6,366,974    4,543,864
 Research and Development          0      189,570       78,875      463,563
                           ---------    ---------    ---------    ---------

OPERATING INCOME (LOSS)   (1,070,989)    (200,981)  (2,127,096)    (149,609)
OTHER REVENUE AND(EXPENSES)  322,380     (28,157)    2,913,185       52,491
                           ---------    ---------    ---------     --------
INCOME (LOSS) BEFORE
  INCOME TAXES              (748,609)    (229,138)     786,089      (97,118)

PROVISION FOR INCOME TAXES  (676,452)           0      276,702       33,400
                          ----------   ----------   ----------    ---------

NET INCOME (LOSS)        $   (72,157)  $ (229,138)   $ 509,387   $ (130,518)
                          ==========   ==========   ==========    =========

NET INCOME (LOSS)
PER SHARE:

Basic                    $      (.01)  $     (.05)   $     .11   $   (.03)

Diluted                  $      (.01)  $     (.05)   $     .09   $   (.03)


Number of Common and
Common Equivalent Shares
used in calculation of
Earnings Per Share

Basic                      5,417,386    4,347,914   4,813,452   4,347,914

Diluted                    5,417,386    4,347,914   5,760,659   4,347,914



See accompanying Notes to Condensed Consolidated Financial Statements.

                     Sento Technical Innovations Corporation
                 Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                          Nine months ended December 31,
                                                  1997             1996
                                            -------------------------------
Cash flows from operating activities:
   Net income (loss)                            509,387         (130,518)
   Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Adjustment from fiscal year end change        ---             9,443
     Depreciation                                99,729           63,683
     Amortization of deferred compensation       37,500            ---
     Gain on the sale of assets              (2,655,110)           ---
     Stock issued in lieu of compensation       233,000            ---
     Decrease (increase) in assets:
        Accounts receivable                    (381,365)        (922,099)
        Other current assets                   (732,983)         (84,364)
        Other assets                           (245,269)        (148,525)
     Increase (decrease) in liabilities:
        Accounts payable                        630,840          798,114
        Accrued liabilities                     138,293          (28,849)
        Accrued income taxes                    100,000           94,310
        Deferred revenue                       (205,702)         (46,611)
                                              ---------          -------
  Net cash provided by (used in)
    operating activities                     (2,471,680)        (395,416)
                                              ---------         ---------
Cash flows from investing activities:
   Business Acquisitions                     (1,374,440)           ---
   Proceeds from the sale of ASI assets       5,600,000            ---
   Purchase of furniture & equipment           (162,232)        (602,651)
                                              ---------        ----------
  Net cash provided by investing activities   4,063,328         (602,651)
                                              ---------        ----------
Cash flows from financing activities:
   Proceeds from issuance of stock            2,973,915        1,592,791
   Principal payments on notes payable
    and capital leases                         (756,833)          (5,892)
   Proceeds from issuance of debt               281,648             ---
   Proceeds from issuance of convertible bond 1,000,000             ---
                                              ---------       ----------
  Net cash provided by (used in)
      financing activities                    3,498,730        1,586,899
                                              ---------       ----------

Net increase in cash                          5,090,378          588,832

Cash at beginning of period                   2,225,338        1,552,806
                                              ---------        ---------

Cash at end of period                        $7,315,716       $2,141,638
                                             ==========       ==========

Supplemental Disclosures of Cash Flow Information
-------------------------------------------------

Cash paid for interest                          $ 28,640        $ 25,935

Cash paid for income taxes                      $776,702        $    0

See accompanying notes to financial statements.

                     SENTO TECHNICAL INNOVATIONS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997
                                    (Unaudited)


A.   BASIS OF PRESENTATION
     ---------------------
The Condensed Consolidated Balance Sheet as of December 31, 1997, the Statements of Operations for the three and nine month periods ended December 31, 1997 and December 31, 1996, and the Statements of Cash Flows for the nine month periods ended December 31, 1997 and December 31, 1996 have been prepared by the Company without audit. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Condensed Consolidated Balance Sheet as of March 31, 1997 was derived from the Company's audited Consolidated Financial Statements of such date.

Operating results for the nine months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the Company's fiscal year ending March 31, 1998. The unaudited condensed consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements of the Company and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the eleven months ended March 31, 1997.


B.   OTHER ASSETS
      ------------

Other Assets at December 31, 1997 are comprised as follows:

                                   December 31,
                                   1997
                                   -------------
     Note Receivable from BMC            700,000
     Note Receivable from Astron         240,000
     Organization Expense (net)              306
     Deposits                             46,352
                                        --------
                                        $986,658
                                        ========


C.   EARNINGS PER SHARE
     ------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). SFAS 128 became effective for financial statements with interim and annual periods ending after December 15, 1997. Accordingly, the Company has adopted SFAS 128 for the quarter ended December 31, 1997.

SFAS 128 establishes a different method of computing earnings (loss) per share than was required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS 128, entities with publicly held common stock are required to present basic earnings (loss) per share and diluted earnings (loss) per share. Basic earnings per share is the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period.

Prior periods have been restated for presentation in accordance with SFAS 128.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

Sento Technical Innovations Corporation ("Sento") is the parent of Spire Technologies, Inc. ("STI"), Spire Systems Incorporated ("SSI"), DewPoint Distributed Solutions Incorporated ("DewPoint"), PC Business Solutions, Inc. ("PCBS"), CDG Technologies, Inc. ("CDG"), Australian Software Innovations Limited ("ASI"), and Software Innovations Ltd. ("SIUK")(collectively, the Company). These companies are resellers of computer software and hardware, and also provide technical support for certain software. The Company's customers consist of business and governmental entities, geographically dispersed throughout the United States and abroad. Revenues from foreign sales for the periods ended December 31, 1997 were approximately eight percent of total sales. As a reseller, the Company is dependent on third-party suppliers, with over seventy percent of the Company's revenues derived from products it obtains from three suppliers.


Three Months Ended December 31, 1997 Compared to
Three Months Ended December 31, 1996
--------------------------------------------------

Net sales for the three months ended December 31, 1997 were $5,869,373, compared to $4,131,652 for the three months ended December 31, 1996, an increase of 42% Much of the increase in net sales resulted from increases in both software product sales and computer hardware sales. An additional increase related to consulting and training sales from newly acquired product lines. Hardware sales were $2,437,630 for the three months ended December 31, 1997, a 78% increase from sales of $1,371,744 for the three months ended December 31, 1996. Software sales for the three months ended December 31, 1997 were $3,190,512, which was an increase of 28% from sales of $2,478,870 for the three months ended December 31, 1996. Consulting and training sales were $241,231 for the three months ended December 31, 1997 which represents a new revenue line added through the acquisition of PCBS.

Gross margin decreased from 36 percent of net sales for the three months ended December 31, 1996 to 26 percent of net sales for the comparable period in 1997. The decrease was primarily due to the higher mix of hardware sales which carry substantially lower profit margins than do the software sales.

Research and development expenses for the three months ended December 31, 1997 were zero, compared to $189,570 for the three months ended December 31, 1996. This decrease represents the completion of software development on products which have been released for general sale into the market.

Selling, general and administrative expenses for the three months ended December 31, 1997 were $2,580,179, compared to $1,515,683 for the three months ended December 31, 1996. This 70% increase is related to several factors: first, the addition of two sales offices and personnel and general business expansion; second, increased legal and accounting expenses and senior management compensation related to the Company's acquisition and financing activities.

Nine Months Ended December 31, 1997 Compared to
Nine Months Ended December 31, 1996
------------------------------------------------

Net sales for the nine months ended December 31, 1997 were $14,536,253, compared to $13,932,238 for the nine months ended December 31, 1996, an increase of 4%. The increase in net sales resulted from increases in hardware sales and consulting and training sales. Software sales for the nine months ended December 31, 1997 remained virtually unchanged from the first nine months of 1996.

Gross margin for the nine months ended December 31, 1997 was 30% of sales, compared to 35% of sales for the comparable period in 1996. Computer hardware, which carries lower margins represented a larger percent of sales during the nine months ended December 31, 1997 than in the nine months ended December 31, 1996.

Research and development expenses for the nine months ended December 31, 1997 were $78,875, compared to $463,563 for the nine months ended December 31, 1996. New versions of existing software were completed and released during the period, eliminating new programming and its associated costs.

Selling, general and administrative expenses for the nine months ended December 31, 1997 were $6,366,974, compared to $4,543,864 for the nine months ended December 31, 1996, an increase of 40%. This increase was primarily due to increased legal and accounting expenses associated with projects relating to financing activities, costs associated with the sale of the Open Aviator technology to BMC Software, Inc. ("BMC") in July, 1997, and acquisition activities during the period. The Company continued to incur selling and personnel expenses associated with the Open Aviator product line while the department was being redeployed following the sale to BMC in July. The Company also incurred additional expenses relating to compensation for new management team members.

Liquidity and Capital Resources
-------------------------------

The Company has financed its operations and capital requirements primarily through the sale of certain assets to BMC, cash flow generated from operations, sales of equity securities, and the sale of a convertible bond.

The Company has a $350,000 line of credit which bears interest at prime plus two percent, secured by equipment, expiring May 1, 1999. The total amount outstanding at December 31, 1997 was $155,524.

At December 31, 1997 the cash balance was $7,315,716, compared to $2,225,338 as of March 31, 1997. Working capital increased from $2,139,580 at March 31, 1997 to $6,037,492 at December 31, 1997. The Company's current ratio increased from
1.97 at March 1997 to 1.81. This increase was due primarily to the cash received from the sale to BMC of certain assets, proceeds of a private placement completed in August 1997, and the sale of a convertible bond in July 1997.

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

Factors Affecting Future Results
--------------------------------

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Among other forward-looking statements contained in this report regarding the expansion of the Company's operations and any future acquisition activities are forward-looking statements. In addition, words such as "expects", "intends", "believes", "anticipates", and "likely" also identify forward-looking statements. Actual results could differ materially from those anticipated for a number of reasons, including, among others, increased competition, a downturn in the market for hardware and software products, increases in interest rates, and other unanticipated factors. Risk factors, cautionary statements, and other conditions that could cause actual results to differ are contained in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-KSB, as amended.



PART II:  OTHER INFORMATION
---------------------------
ITEM 2.   CHANGES IN SECURITIES

          c.   Sales of Unregistered Securities

               (i)  Acquisition of PC Business Solutions, Inc.
                    ------------------------------------------

                    On October 1, 1997, Sento acquired all of the issued and
               outstanding shares of the capital stock of PC Business Solutions, Inc., an information technology value-added reseller and service provider located in Upland, California ("PCBS") in a shares exchange transaction pursuant to which Sento issued to the former shareholders of PCBS 250,000 shares of Sento's common stock, $0.25 par value (the "Common Stock"). Upon the completion of the acquisition, PCBS became a wholly-owned subsidiary of Sento.

                    Sento's issuance of the shares of Common Stock to the
               former shareholders of PCBS was effected in reliance upon the exemption for sales of securities not involving any public offering, as set forth in Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act'), based upon representations and warranties provided by PCBS and its former shareholders in an Acquisition Agreement executed between Sento, PCBS and its former shareholders.

               (ii) Acquisition of Software Innovations Limited
                    -------------------------------------------

                    Effective October 31, 1997, Sento acquired all of the
               issued and outstanding shares of the capital stock of Software Innovations Limited, ("Software Innovations"), a software value-added reseller located in Herts, England, in a share exchange transaction pursuant to which Sento issued to Barry N. Green, the former shareholder of Software Innovations, 31,750 shares of Common Stock. Upon the completion of the acquisition, Software Innovations became a wholly-owned subsidiary of Sento.

                    Sento's issuance of the shares of Common Stock to Mr. Green was effected in reliance upon the exemption for sales of securities not involving any public offering, as set forth in
               Section 4(2) of the Securities Act, based upon representations and warranties provided by Mr. Green in an Acquisition Agreement executed between Sento and Mr. Green.

               (iii)     Acquisition of Astron Incorporated
                         ----------------------------------

                    At the close of business on December 31, 1997, to be
               effective January 1, 1998, Sento entered into a merger transaction with Astron Incorporated, an Orem, Utah-based provider of computer training and education courses ("Astron"). Pursuant to the terms of an Acquisition Agreement, as amended (the "Astron Agreement"), Sento acquired all of the issued and outstanding shares of capital stock of Astron in exchange for the issuance of 180,000 shares of Common Stock to Jay Barth, the founder and sole shareholder of Astron. Sento's acquisition of Astron was accomplished through a merger of Sento Acquisition, Inc., a newly-formed and wholly-owned subsidiary of Sento ("Sento Acquisition"), with and into Astron. Upon completion of the merger, Sento became the sole shareholder of Astron, the Articles of Incorporation and Bylaws of Sento Acquisition existing prior to the merger became the Articles of Incorporation and Bylaws of Astron and the individuals serving as the officers and directors of Sento Acquisition prior to the merger became the officers and directors of Astron.

                    On December 31, 1997, Sento entered into Employment
               Agreements with Mr. Barth and Joseph J. Bunker, pursuant to which Sento agreed to employ Mr. Barth as Director of Training and Education of Spire Technologies, Inc., a wholly-owned subsidiary of Sento ("STI"), and to employ Mr. Bunker as Manager of Training and Education of STI. As part of the remuneration payable to Messrs. Barth and Bunker under the terms of the Employment Agreements described above, Sento issued to Messrs. Barth and Bunker 40,000 shares of Common Stock and 25,000 shares of Common Stock, respectively.

                    Sento's issuance of the shares of Common Stock contemplated by the Astron Agreement and the Employment Agreements with Messrs. Barth and Bunker described above were effected in reliance upon the exemption for sales of securities not involving any public offering, as set forth in Section 4(2) of the Securities Act, based upon representations and warranties provided by Astron and Mr. Barth in the Astron Agreement and representations, warranties, and covenants provided by Messrs. Barth and Bunker in such Employment Agreements.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8K

         a.    Exhibits.  The following exhibits are included herein:

               3. Articles of Incorporation, as amended, of Sento Technical Innovations Corporation

               27.  Exhibits--Exhibit No. 27 Financial Data Schedule

         b. Reports on Form 8-K. The following Reports on Form 8-K were filed by the Registrant during the period covered by this Quarterly Report on Form 10-QSB.

               Form 8K, filed on October 15, 1997 for the purpose of reporting the acquisition of the issued and outstanding capital stock of PC Business Solutions, Inc.

               Form 8K, filed on October 20, 1997 for the purpose of updating and amending the description of capital stock contained in a Registration Statement on Form 10 filed by the registrant (then known as Amacan Resources Corporation) on July 24, 1972.

                              SIGNATURES
                              ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SENTO TECHNICAL INNOVATIONS CORPORATION
                              ---------------------------------------
                              (Issuer)


                              \s\ Kieth E. Sorenson
                              ---------------------------------------
                              President and Chief Executive Officer


Date:  02-11-98               \s\ Robert K. Bench
       --------               ---------------------------------------
                              Robert K. Bench
                              Vice President and Chief Financial Officer