Form 10KSB
period 1998-03-31
SENTO TECHNICAL INNOVATIONS CORP
filed 1998-07-02
CIK 4317

U.S. SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                 FORM 10-KSB

[x] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 1998 or
[  ] Transition report under Section 13 or 15(d) of the Securities Exchange
     Act of 1934.
                                 Sento Technical
                             Innovations Corporation
                  ----------------------------------------------
                  (Name of small business issuer in its charter)

       Utah                         000-06425                    87-0284979
 ---------------                   -----------                   ----------
 (State or other                   (Commission                      (IRS
   jurisdiction                     File No.)                     Employer
        of                                                      Identifica-
  incorporation)                                                 tion No.)
                              311 North State Street
                                 Orem, Utah 84059
                     ----------------------------------------
                     (Address of principal executive offices,
                              including zip code)

Issuer's telephone number, including area code:  (801) 226-3355

Securities registered under Section 12(b) of the Exchange Act:

                                        None

Securities registered under Section 12(g) of the Exchange Act:

                            Common Stock, $.25 par value

     Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

     State Issuer's revenues for its most recent fiscal year:  $20,639,845

     The aggregate market value of the Common Stock held by non-affiliates of the issuer, based upon the closing sale price of the Common Stock reported by the NASDAQ SmallCap Market on June 12, 1998, was approximately $15,575,715.

     The number of shares of Common Stock outstanding as of June 12, 1998 was 5,814,957.

                     DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Issuer's definitive proxy statement relating to its Annual Meeting of Shareholders scheduled for August 11, 1998 are incorporated by reference in Part III of this report.

     Transitional Small Business Disclosure Format (check one):
Yes [  ] No [x]


_____________________________________________________________________________
                              TABLE OF CONTENTS

PART I  ............................................................   1

Item 1  Business ...................................................   1

Item 2. Description of Property ....................................   8

Item 3. Legal Proceedings ..........................................   8

Item 4. Submission of Matters to a Vote of Security Holders ........   8

PART II ................................. ..........................   9

Item 5.  Market for Common Equity and Related Shareholder Matters ..   9

Item 6. Management's Discussion and Analysis of
        Financial Condition and Results of Operations ..............   9

Item 7. Financial Statements .......................................  14

Item 8. Changes in and Disagreements with
        Accountants on Accounting and Financial Disclosure .........  14

PART III  ..........................................................  15

Items 9, 10, 11 and 12  ............................................  15

Item 13 Exhibits and Reports on Form 8-K ...........................  15

SIGNATURES  ........................................................  16

FINANCIAL STATEMENTS  ..............................................  F-1

The statements contained in this Annual Report on Form 10-KSB that are not purely historical are "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward looking statements involve various risks and uncertainties. Forward looking statements contained in this Report include statements regarding the Company's plans to develop and deliver integrated information technology services, acquisition plans, market opportunities and acceptance, expectations, goals, revenues, financial performance, strategies, mission and intentions for the future. Such forward looking statements are included under Item 1. "Business," Item
2. "Properties" and Item 6. "Management's Discussion and Analysis of Financial Condition and Results of Operations." All forward looking statements included in this Report are made as of the date hereof, based on information available to the Company as of such date, and the Company assumes no obligation to update any forward looking statement. It is important to note that such statements may not prove to be accurate and that the Company's actual results and future events could differ materially from those anticipated in such statements. Among the factors that could cause actual results to differ materially from the Company's expectations are those described under Item 6. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Results."
All subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section and other factors included elsewhere in this Report.


PART I

Item 1.   Business.


Overview


     Sento Technical Innovations Corporation ("Sento" or the "Company") provides integrated information technology ("IT") solutions for Windows NT, UNIX, Open VMS, Internet/Intranet and networked computing environments. Sento's core competencies include: systems design, integration and implementation, business process reengineering, packaged software and hardware acquisition and installation, networking and connectivity, Computer, Telephone and Database Integration ("CTI") and Transmission Control Protocol/Internet Protocol ("TCP/IP") level engineering, capacity planning and systems monitoring. Through its wholly-owned subsidiaries, Sento delivers outsourced IT solutions integrating training, consulting, technical support and software.

     Sento Training Corporation ("Sento Training") provides classroom training courses, seminar training workshops, customized corporate training programs and multi-media presentations, all of which are designed to teach and reinforce skills required to make IT systems work effectively. Sento Consulting Corporation ("Sento Consulting") delivers customized IT consulting services intended to help Sento clients realize the benefits of advanced IT solutions in the areas of network, systems and financial information consulting. Sento Technical Services Corporation ("Sento Technical Services") offers a range of IT outsourcing services consisting of "call center," "helpdesk" and technical support services. DewPoint Distributed Solutions Incorporated ("DewPoint") provides distribution, reseller, and channel management for leading software manufacturers. Unless otherwise indicated, references in this report to "Sento" or the "Company" include Sento and its subsidiaries.

     In addition, the Company conducts substantially all of its foreign operations through Sento Australia Pty. Limited ("Sento Australia"), based near Sydney, Australia, and Sento Limited ("Sento Ltd."), located near London, England.

     Historically, Sento operated as a Value Added Reseller ("VAR") generating revenues from its sales and distribution of third party hardware and software products. During the past year, the Company began a strategic transition using its technical core competencies to offer IT outsourcing services such as help desk, systems and network consulting and IT training. The Company's management believes these new service offerings will contribute greater operating margins than distributing third party products. Sento will continue to sell software and hardware as part of its consulting and service related activities.

     Sento's marketing efforts focus on middle market companies ranging from $50 million to $500 million in annual revenues as well as divisions/departments of Fortune 500 companies. The Company sells and delivers its services and products through a network of five sales and service offices located in Orem, Utah, Boston, Massachusetts, Los Angeles, California, London, England, and Sydney, Australia. These direct sales are augmented by a distribution network of VARs and resellers throughout North America.

     During the year ended March 31, 1998, Sento expanded its product offerings and geographic range through the acquisitions of Australian Software Innovations Ltd. ("ASI") in Sydney, Australia, Software Innovations Ltd. in London, England, CDG Technologies Inc. in Boston, Massachusetts, PC Business Solutions, Inc. in Los Angeles, California, and Astron Incorporated in Orem, Utah.


Industry

     The IT industry encompasses a broad spectrum of technology and services utilized in the processing, distribution and management of information. This spectrum includes (i) a user's desktop information system, consisting principally of computer hardware, software and associated training, (ii) back office services, including existing and future IT systems infrastructure, and
(iii) organizational management of IT systems (including Internet and Intranet) and requirements.

     Within the IT industry, outsourcing services, which International Data Corporation ("IDC") estimates represent approximately 50% of all outsourcing revenues, constitute the fastest growing industry segment. According to IDC, IT oursourcing service revenues are currently $82 billion annually and are expected to grow to $185 billion by the end of 2001.

     Sento believes most organizations face a rapidly changing, highly competitive environment where improved utilization of IT products and services can be a significant factor in improving products and services, lowering costs and increasing customer satisfaction. Many top executives and managers recognize the importance of information technology in their organizations and the potential benefits of improved IT utilization. At the same time, the rapid technological change and migration required to achieve those benefits create tremendous pressure on organizations and their management. As the pace of technological change accelerates, the organization's ability to evaluate, integrate, deploy and leverage IT systems is becoming a critical competitive issue. In particular, internal IT departments are frequently challenged to utilize limited time and resources (both financial and human) to stay abreast of rapid technological change while maintaining the operations of existing IT systems.

     The challenge of maintaining an organization's focus on core business areas while attempting to monitor and benefit from rapid IT development has prompted many organizations to seek professional IT training, consulting and technical services from external providers. As a result, "outsourcing," or the transfer of IT product and service responsibility from internal personnel to external providers, is rapidly gaining favor among many organizations.
The principal factors motivating organizations to pursue outsourced IT services are the desire to provide improved customer service, an effort to focus internal organizational resources on the organization's core competencies, the necessity of enhancing IT effectiveness and the benefit of supplementing internal IT resources. Sento believes most organizations that utilize information technology, whether in their core business or to facilitate non-IT business operations, are currently outsourcing or will, in the future, outsource some or all of their IT needs.

     This Report contains registered and common law trademarks of various customers, competitors and suppliers of the Company, including the following registered trademarks: NovellR and UNIXR are trademarks of Novell, Inc., DECR, VMSR, OpenVMSR and AlphaR are trademarks of Digital Equipment Corporation. MicrosoftR, WindowsR, and WindowsNTR are trademarks of Microsoft Corporation. This Report also contains trademarks of other companies.


Business Strategy

     Sento's business strategy is to develop and provide integrated IT solutions that enable its customers to effectively utilize leading-edge technology to improve their business operations and results. The Company believes it is positioned to pursue its business strategy through the implementation of the following strategic initiatives:

     Develop and Market Leading-Edge Integrated IT Solutions. Sento offers its clients complete IT solutions utilizing the consulting, training, technical support and software development and distribution competencies of Sento Consulting, Sento Training, Sento Technical Services and DewPoint. Through the various phases of customer IT needs, Sento provides capacity planning, design and implementation, systems monitoring and tuning, customized and general system and application training, followed up with comprehensive product support and help desk services. Sento seeks to identify the requirements and objectives of its customers, then deliver an integrated package of leading edge technology and services that enables customers to improve business processes and operating results.

     Pursue and Integrate Strategic Acquisitions. The Company intends to expand its operations by opening or acquiring additional consulting and training offices in strategic locations in the U.S. and foreign countries. Sento believes these acquisitions, if identified and consummated, will enhance the Company's ability to offer its multinational clients a comprehensive package of integrated IT services. In addition to geographic expansion, the Company will seek to identify and acquire companies which provide complementary consulting and training services, thereby extending the breadth of Sento's service offerings. Sento's five acquisitions completed during the year ended March 31, 1998 reflect the Company's efforts to pursue such expansion. See " Recent Acquisitions." The acquisition of the operations of ASI, which the Company now conducts through Sento Australia, increased the Company's technical competence in the areas of systems monitoring and tuning. PC Business Solutions, Inc. added both networking consulting and financial systems implementation capabilities. Astron Training Incorporated expanded the Company's service offerings to include systems level training. The Company plans to continue to pursue additional strategic acquisition in order to: (i) obtain expertise in new technologies;
(ii) enlarge its client base; (iii) gain access to qualified IT professionals; and (iv) enter new geographic markets.

     Attract and Retain Highly Skilled IT Professionals. The Company's success depends on its ability to attract, train, motivate and retain highly skilled IT professionals. The Company believes its three-pronged service approach provides an excellent career path filled with significant opportunities across the spectrum of IT experience, from entry level positions through highly skilled IT consultants. The Company's help desk and technical support centers will offer both entry level employees and seasoned professionals the prospect of training to enhance their abilities while serving customers in a broad range of IT areas. The Company's three operating divisions offer complimentary career growth paths that enable employees to diversify their experience and technical ability. The Company also offers its professionals the prospect for rapid advancement and expert personal training, as employees can move from one career step to another while remaining within the same company. The Company affords employees the chance to work with leading-edge technologies, to work in a stimulating, flexible entrepreneurial environment and to obtain continuous technical training.

     Capitalize on Existing Resources and Relationships. Over the past ten years the Company has assisted its customers in the design and implementation of complex hardware and software solutions in heterogeneous operating systems environments. Sento's consultants and help desk professionals have been at the forefront of assisting clients to migrate from legacy (mainframe) systems to the more versatile server and internet solutions offered by state-of-the-art manufacturers and software vendors. The Company's need for its consultants to have a knowledge base in both legacy operating systems and the heterogeneous operating systems of the client/server environment has created a large pool of experienced and well trained consultants. The Company's active customer base includes over 7,000 customer sites around the world and includes many major multinational corporations. Sento will use its large and active customer base to expand sales of its new training, consulting and technical support service offerings. The Company has completed its plans for a state-of-the-art technical support center and will use that call center to augment its present help desk business.

     The Company has focused on helping its customers migrate to WindowsNT and expects the continued expansion of NT as a preferred operating environment for small to medium sized companies. Sento will use its trained consultants to aggressively grow this migration business.

Recent Acquisitions

     During the fiscal year ended March 31, 1998, the Company acquired five IT services businesses. Sento believes these acquisitions, summarized in the following table, form the foundation for its pursuit of the business strategies described above: See Item 7. Financial Statements for additional information regarding these acquisitions.


                        Acquisition    Purchase                     Primary
  Acquired Business        Date        Price (1)   Headquarters     Services
  -----------------     -----------    ---------   -------------    --------
CDG Technologies,      July 1997        60,000     Framingham,      IT Sales
Inc.                                    shares     Massachusetts

Australian Software    July 1997      $2,329,093   Sydney,          Software
Innovations                                        Australia        Develop-
(Services) Pty. Ltd.                                                ment and
                                                                    Systems
                                                                    Consult-
                                                                    ing

PC Business            October 1997    250,000     Upland,          Network
Solutions, Inc.                         shares     California       Consult-
                                                                    ing

Software Innovations   October 1997     31,750     Herts,           IT Sales
Limited                                 shares     England

Astron Incorporated    December 1997   144,000     Orem,            IT
                                        shares     Utah             Training

(1) Purchase prices for companies acquired in stock exchange transactions are reflected in shares of Sento Common Stock; the purchase price for ASI, which was paid in cash, is reflected in U.S. Dollars.


Services and Products

     Sento's integrated IT solutions are designed to enable its customers to effectively utilize leading-edge technology to improve their business processes and operating results. Sento delivers IT services and products in three broad categories: training, consulting and technical support services.

     IT Training. Sento Training provides instructor-led training in classroom, seminar, customized corporate and multimedia settings. Sento Training's objective is to provide high-quality IT training designed to incorporate leading delivery systems, measurement tools and training practices. Sento Training currently offers training and related certification services to IT professionals, including Microsoft Certified Systems Engineer ("MCSE"), Certified Netware Engineer ("CNE"), Winframe, Internet and networking technologies. Sento instructors combine their presentation skills with technical information and years of practical, real-world experience and examples. Instructors are certified in their area of instruction, with many having multiple certifications (such as MCSE, MCP,
CNE, and/or CWA) to their credit.    The characteristics and applications of
Sento Training's various training settings are summarized in the following paragraphs:

     Classroom. Classroom training is used in areas that demand a high degree of "hands-on" learning. The technical nature of such courses mandates the use of hardware and software to produce an effective learning experience. Class sizes are kept relatively small (usually 20 to 30 students per class) in effort to facilitate a meaningful hands-on experience for each student. These courses, referred to as " ProCourses," are comprehensive, hands-on technical courses designed to prepare students to pass all of the exams required to become a Microsoft MCSE or MCSE+Internet, Novell CNE, or Citrix Winframe CWA. These courses include comprehensive study guides, reference materials, a CD filled with thousands of exam questions and tools, and one year of personal testing support as students study and prepare to pass
     certification exams.   Sento believes that the demand for certified IT
     personnel currently exceeds the supply of such personnel and that this trend will continue for the next five to ten years.

     Seminar. Seminar training offers a cost-effective learning program through visual projection and printed instructional materials.
     Students can follow step-by-step procedures intended to teach IT concepts through the instructor's presentation. Seminar training courses are designed to be fast-paced workshops that deliver a substantial volume of information in one or two full days. Called "PowerCourses," these one and two day classes for IT professionals provide an in-depth look at a particular topic or system. Completion of a PowerCourse provides practical technical expertise that immediately translates into improved efficiency and success on the job. These courses also provide thorough preparation for ProCourse curricula, leading towards professional certification. Seminar training is intended to deliver the tips, configurations, tweaks and solutions required to address obstacles faced by IT professionals. Students are also provided instruction in the use of IT solutions to maximize their productivity. In contrast to the classroom approach described above, seminar training is generally provided to a large number of students (usually 100 to 500 students per seminar) in an open, lecture-type format.

     Customized Corporate. Sento Training provides on-site customized corporate training anywhere in the world. Customized corporate training programs, or "Custom Courses," are designed to re-skill,
     update and cross-train a customer's IT professionals.   In addition to
     standard Sento Training courses, CustomCourse engineers and educators develop and deliver hands-on training programs tailored specifically for a company or group. Whether migrating to a tool or system, or developing an internal product or process, instructors can prepare a course designed to give employees the skills and information needed for increased productivity and proficiency. On-site courses can be tailored to a customer's software and hardware environment, system development methodology and specific projects. These courses are highly effective in teaching the required materials and in improving student information retention. Custom Courses can be designed to provide organizations with the tools and resources required to successfully conduct in-house training on their own. These courses, frequently referred to as "train-the-trainer" courses, include course materials and instructor guides. Sento Training believes customized corporate training delivers a number of benefits to customers, including increased scheduling flexibility and employee satisfaction, reduced down time, expanded breadth and depth of course materials and a controlled environment. Courses address key IT areas, including comprehensive technical introductions, hands-on skill-building courses and advanced courses in specialized topics as requested by Sento Training customers.

     Multimedia. Multimedia training provides flexible, self-paced learning programs that can be used whenever and wherever a customer desires. Sento multimedia courses are designed to be highly effective, cost-efficient training tools that reduce learning time while increasing information retention. The two major forms of multimedia training provided by Sento Training are computer-based training ("CBT") and video training. Sento Training believes CBT is rapidly becoming an established training medium in the IT industry. The principal types of CBT training consist of communication via the Internet and multimedia courses purchased as CD-ROMs or downloaded from a supplier's website. Generally, CBT courses are less expensive than traditional classroom training sessions, with a single CD-ROM product having the potential to be used many times in multiple settings. Sento Training's CBT courses are designed to unite proven instructional design with high-quality visuals, sounds and case studies to provide a stimulating learning experience. Video training is intended to deliver the excitement of live training courses within a self-paced environment. Video training offers both visual and audio instruction that targets the most important areas of learning for each topic. Video courses are designed to simplify software manual instructions and explain complicated procedures and concepts.

     IT Consulting. Sento Consulting provides IT consulting services designed to help customers gain the benefits of advanced technologies without adding to their in-house staff. Sento Consulting's personnel include IT experts that are available to augment the internal IT capabilities of its customers. Sento Consulting believes its customers benefit from a partnership in developing a strategic plan for current and future IT needs. IT consulting services may also include planning, design, evaluation, transition, operations and development for on site and off site customer projects. Sento Consulting's operations are focused in the areas of networks, systems and financial applications. These three areas of operation, which are synergistic in approach and promote cross-sales of Company products and services, are described below:

     Networks. Sento Consulting believes that a significant majority of its customers, particularly small and mid size companies, rely upon outsourced IT services in order to gain access to people and companies with specific expertise in client server technology. Sento Consulting seeks to provide this expertise through a broad range of network services. Network consulting services are intended to provide expertise on network consolidation, performance, support, systems operations and implementation planning. Network design, migration and installation services are provided for comprehensive logical and physical planning of a customer's local area network ("LAN"), wide area network ("WAN"), Internet and Intranet projects. Technical documentation and maintenance services assist companies in reporting the details of their project roll-outs. Network administration and upgrade maintenance services help customers develop policies, procedures and methodologies that address their needs for enterprise wide software distribution, and WAN Internet and Intranet services. These services also encourage maximum network control and availability. Many customers require help with implementation and maintenance of standards throughout their organization.

     Systems. In a close relationship with the networking services described above, Sento Consulting provides systems consulting services addressing the technology of customer servers and other mission critical computing needs. Systems consulting services include complex IT areas, such as hardware, software and operating systems, that companies must effectively utilize in order to achieve and maintain a competitive advantage. Systems consulting also contemplates a close working relationship between Sento Consulting and its customers in the design and integration of advanced IT systems. A critical component is the successful integration of multi vendor systems. Sento Consulting believes its alliances and contracts with major vendors, including IBM, Digital Equipment Corporation, and Compaq, encourage flexibility and expand the range of strategic options for the customer's business. In addition, Sento Consulting maintains expertise in many complex software technologies, network technologies and multi vendor environments.

     Financial Applications. Sento Consulting believes that providing organizations with expert planning, design, installation and comprehensive setup are essential to its customers' successful utilization of financial information systems. Sento Consulting currently offers alliances with, and licensing and certification from, Navision Software US, Inc., with general account expertise to service customers with annual revenues between $5 million and $100 million. Sento Consulting provides services designed to customize forms, reports and user interfaces and to integrate products into the customers' organization, which Sento Consulting believes are fundamental to the successful implementation of IT financial products.

     IT Technical Support. Sento Technical Services offers a broad range of IT outsourcing services consisting principally of call center, helpdesk and product support services. Sento Technical Services utilizes advanced systems, including client-server-based database and reporting systems, Internet, LAN and multi-user systems and Computer Telephone and Database Integration ("CTI"), Integrated Voice Response ("IVR") and Integrated Fax Retrieval ("IFR") technologies, to provide timely technical support to its customers, enabling those customers to focus increased attention on their core business operations.

     Helpdesk. Helpdesk services are provided by vendor-certified professionals acting on behalf of a customer to provide end users and IT staffs with a knowledgeable resource to address questions and problems involving applications, integrated desktop, network support or customized areas of need. Helpdesk personnel provide flexible services of a moderately technical nature that can be easily scaled to meet a customer's changing technical support requirements. Utilizing Sento Technical Services personnel, customers can develop a program that meets their requirements, then implement the program rapidly as a complete helpdesk solution or as a supplement to the customer's on-site facility. In addition, Sento Technical Services can dispatch trained engineers to customer or end-user locations when necessary to provide on-site solutions.

     Product Support. Product Support services are targeted towards original equipment manufacturers ("OEMs"), software publishers, hardware system manufacturers and other organizations requiring high-quality technical services. These services, which are more technical in nature than helpdesk or call center services, are designed to provide customers with immediate and efficient access to "best-of-class" product support. Sento Technical Services delivers comprehensive first-level support to end users and manufacturers, combining hardware and network support with application support for proprietary and off-the-shelf programs.

     International Operations   In July 1997, Sento acquired substantially
all of the assets of ASI, including the OpenAviator suite of UNIX-based management and performance monitoring utilities . Shortly thereafter, Sento sold the OpenAviator product suite to BMC Software, Inc. ("BMC") and agreed to provide related product support services during a transition period which is presently scheduled to expire on December 31, 1998. Sento contributed the remainder of the ASI assets to Sento Australia, which acts as a reseller for BMC's Patrol product line. These software sales are complemented by professional consultancy and integration, performance tuning education, and customized configuration and development services.

     Sento Australia's Sydney development team, combined with Sento's development and support center located in Orem, Utah, cater to and support joint development efforts with OEMs throughout the world. ASI is also the direct Asian distributor for Corel WordPerfect for Open VMS and UNIX, Lotus 1-2-3 for Open VMS, virus detection software, and a number of other leading software products for end-user, Internet/Intranet, and systems management markets. The Company also markets its services and products in European markets through Sento Ltd, a wholly-owned subsidiary of the Company formed in connection with the Company's acquisition of Software Innovations Ltd. in October 1997.


Competition

     The IT industry is highly competitive, global in scope and comprised of myriad enterprises and individuals. Methods of competition within the industry include, but are not limited to, marketing, product performance, price, service, technology and compliance with industry standards. Sento anticipates that present and potential competition in the various markets served by the Company will come from enterprises and individuals of various types, many of which are larger and have greater resources than the Company. Firms not now in direct competition with the Company may introduce competing products in the future. It is possible for companies to be at various times
competitors, customers and collaborators in different markets.    Sento
believes that its efforts to implement its strategy of delivering integrated IT solutions, if successfully implemented, may constitute a competitive advantage.

     As the Company has completed its transition to the delivery of outsourced IT services, it has encountered a new range of competitors within each of the training, consulting and technical services industry segments. Each of the three industry segments exhibits unique characteristics and is rapidly growing and highly competitive. Among other competitors, Sento Training faces competition from large hardware and software vendors, as well as many independent international, national, regional and local training companies. Sento Consulting's principal competitors include software vendors, consulting divisions of large international accounting and consulting firms and independent international, national, regional and local training companies. Sento Technical Services also faces significant and diverse competition from a broad spectrum of international, national, regional and local enterprises.


Supplier Relationships

     Sento obtains hardware and software products from numerous third-party vendors, many of which are the sole sources for such products. The Company then integrates the various hardware and software components in the IT services it provides. If any such third-party products were to become unavailable to the Company, management believes that the Company would be able to identify and acquire competing and alternate sources of supply for similar but not identical products. Nonetheless, the failure of such suppliers to deliver third-party items on a timely basis could adversely effect the Company's operating results until alternative sources of supply could be arranged. In addition, the Company has entered into license agreements relating to certain office automation products. If any such license agreement were to be terminated, the operating results of the Company could also be adversely affected.


Significant Customers

     Although the Company sells to many customers involved in certain industries such as government and education which, if aggregated, would result in sale to a particular industry of more than ten percent, no single customer represents sales by the Company in the aggregate amount of ten percent or more of its consolidated revenues. Accordingly, Company management believes that the loss of any single customer would not have a material adverse effect on the Company taken as a whole.


Patents and Proprietary Technology

     The Company does not own any patents nor has it filed any patent applications relating to its products. The Company has a limited number of copyrights and has obtained licenses to create derivative works relative to copyrights owned by third parties. The ownership of such derivative works vests in the licensor. The Company is seeking trade name and trademark protection for certain of its names and marks. Management does not believe that any particular patent or group of patents, copyrights, trademarks or trade names is of material importance to the business of the Company as a whole.


Research and Development

     The Company competes in an industry which is characterized by rapid technological change. Historically, the Company has not incurred significant expenses for research and development.


Employees


     As of June 12, 1998, the Company had approximately 160 total employees, approximately 138 of which were full-time employees. Competition for qualified personnel in the IT industry is intense. The future success and growth of the Company will depend in large measure upon its ability to attract and retain qualified management and technical personnel. Failure of the Company to attract and retain key management and technical personnel and qualified personnel required to continue the Company's operations could have a material adverse impact on the Company. None of the Company's employees is represented by a labor organization with respect to their employment with the Company, the Company has never had a work stoppage, and the Company considers its employee relations satisfactory.


Item 2.   Description of Property.

     The headquarters of the Company are presently located at 311 North
State Street, Orem, Utah. The Company owns a 5,200 square foot building, subject to encumbrances of $113,634 and $94,423 at March 31,1998, which bear interest at rates of 8.25% and 8.70%, respectively. In addition, at the Orem location the Company occupies 22,000 square feet of contiguous space under two leases, both on a month-to-month lease arrangement. The Company also leases facilities in Sydney, Australia (4,100 square feet); Herts, United Kingdom (1,500 square feet).; Upland, California (7,297 square feet); Framingham, Massachusetts (2,750 square feet); and Bountiful, Utah (1,400 square feet). The lease terms vary from monthly to four years.

     On August 1, the Company anticipates that it will relocate its corporate headquarters to a new corporate facility located at 808 East Utah Valley Drive, American Fork, Utah 84003. These premises will consist of 40,000 square feet of office space and will house the Company's corporate, administrative, finance and accounting, human resources, sales and marketing, technical services, training, and systems departments. The Company is presently in the final stages of negotiating the lease agreement for its new headquarters. The Company is also in the process of negotiating the sale of its existing Orem headquarters facilities and anticipates that it will terminate its leases of the adjacent leased facilities.


Item 3.   Legal Proceedings.

     There are no pending legal proceedings to which the Company is a party.


Item 4.   Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II


Item 5.   Market for Registrant's Common Equity and Related Shareholder
Matters.

     The Company's Common Stock, par value $.25 ( the "Common Stock"), is listed and traded under the symbol "SNTO" on the Nasdaq Small Cap Market maintained by the National Association of Securities Dealers (the "NASD"). Prior to November 19, 1996, the Common Stock was quoted on the over-the-counter bulletin board market maintained by the NASD. The following table sets forth the range of high and low closing bid prices for the Common Stock in the over-the-counter market for the periods indicated prior to November 19, 1996, as reported by the National Quotation Bureau, as well as the range of high and low closing sales prices for the Common Stock on the Nasdaq Small Cap Market, as reported by the NASD for the periods indicated thereafter.
The over-the-counter market quotations represent prices in the market between dealers in securities; they do not include retail markup, markdown or commissions, and do not necessarily represent actual transactions.

                                                  Bid Prices/Sales Prices
            Quarter Ended                         High                Low
            -------------                        ------             -------
  March 31, 1998  ..........                     $4.50               $3.875
  December 31, 1997   ........                    4.75                4.063
  September 30, 1997  ........                    5.50                4.25
  June 30, 1997   ..........                      5.375               3.87

  March 31, 1997  ..........                     $5.00               $3.50
  December 31, 1996   ........                    3.63                3.38
  September 30, 1996  ........                    6.00                4.25
  June 30, 1996 (two months)  ....                6.00                1.3125

     The Company did not pay or declare dividends on the Common Stock during the periods ended March 31, 1998 and 1997. The Company currently anticipates that it will retain all available funds to finance its future growth and business expansion. The Company does not presently intend to pay cash dividends in the foreseeable future.

     As of June 12, 1998, the Company had 5,814,957 shares of Common Stock outstanding, held by 428 shareholders of record, which does not include shareholders whose shares are held in securities position listings.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Historically, Sento has acted as a distributor/value added reseller
(VAR) for a variety of software publishers and computer hardware manufacturers. The focused market niche for these products is within the mid-range client/server heterogeneous operating systems environment. As part of its ongoing efforts to support and supply its customers with complete information technology (IT) solutions the Company developed an expertise in a number of systems operating environments and began a support/help desk service for a number of its corporate customers. The Company has continued to expand its technical resources by increasing support personnel and expanding its marketing of consulting services to generate additional revenues.

     As the mid-range market began to mature, competition increased and margins began to shrink. During the past year, the Company began to migrate its business focus from that of a VAR to IT services including: helpdesk, systems configuration, and other general consulting services which carry higher margins and have greater market demand. The Company is now focused in three major areas of supplying IT services: IT consulting, training and technical support. The revenues of the Company during fiscal 1998 from these three activities were as follows: Consulting, which includes systems and network configuration, computer hardware and software sales, contributed approximately 96% of revenues; training contributed approximately 4 percent of revenues; and help desk support contributed approximately 15% of revenues which is included in the Software licenses and maintenance revenue.

     Sento management has concentrated its efforts to expand the areas of IT training and technical support. These two markets are expected to comprise an increasing share of the Company's revenues in future periods.

     No single market sector represents a dominant portion of the Company's revenue base. For the fiscal year ended March 31, 1998, Government and educational institutions represented approximately 30% of revenues, and small to large corporations represented the remaining 70%. No single customer currently represents more than 10% of the Company revenues. Sento sells its products and services through a direct sales force of 40 representatives in the United States and through its subsidiaries in Australia and the United Kingdom. Domestic sales represented approximately 91% of total revenues with international sales representing the remaining approximately 9%.

     Sento's revenues are derived from its consulting and training services and sales and maintenance of its software products. Sento derives software revenue from the sale of product lines within the mid-range client/server market niche and UNIX platform, and from support contracts with clients who purchase the software products. The core of software sales continues to be the Company's proprietary products, as well as third-party products designed to assist with office automation, help desk, and internet security. Consulting revenue is derived primarily from professional fees billed to clients. Training revenue is derived from fees charged to clients for training provided at various sites throughout the country. In its open enrollment classes, the Company seeks to fill each available seat in each scheduled class. The Company continuously monitors this fill rate and may cancel or reschedule classes that are underenrolled. Revenue for a training class is recognized in the month in which the first day of the training event falls.

     Effective June 18, 1996, the Company changed its fiscal year from a fiscal year end of April 30 to a fiscal year end of March 31. Information set forth for the 1998 fiscal year reflects the Company's operations during the twelve months ended March 31, 1998. Information set forth for the 1997 fiscal year reflects the Company's operations during the eleven months ended March 31, 1997. Information set forth for the 1996 fiscal year reflects the Company's operations during the twelve months ended April 30, 1996.

Results of Operations

     The following table sets forth, for the three most recent fiscal years, the amounts and percentage relationships to revenues of selected items of the Company's consolidated financial data.

Results of Operations
     The following table sets forth, for the three most recent fiscal years, the amounts and percentage relationships to revenues of selected items of the Company's consolidated financial data.

                                1998(1)                           1997(3)                        1996(4)
                        -----------------------               ------------------ ---------  -------------------
                                                                        Percent-                       Percent-
                                      Percent-                             age                           age
                                        age      Percent-                  of     Percent-               of
                                         of         age                 Revenues     age                Revenue
                           Amount      Revenue    Change      Amount       (2)     Change     Amount     (2)
                        -----------  ---------   --------   ----------  --------  --------  ---------- --------
----------------------------------------------------------------------------------------------------------------------------------
Revenues:
Software licenses and
maintenance . . . . . . $10,266,658     50%         16%     $8,855,887     50%       15%    $7,694,695   55%

Hardware sales and
services  . . . . . . .   9,654,457     46%         10%      8,753,699     50%       42%     6,178,706   45%
Training  . . . . . . .     718,730      4%        100%              0      -         -              0    --
                        -----------                         ----------                      ----------
Total Revenues  . . . .  20,639,845     100%        17%     17,609,586    100%       27%    13,873,401   100%
                        -----------                         ----------                      ----------

Cost of Sales(2):

Software licenses and
maintenance . . . . . .   5,982,365    58%(2)       52%      3,927,280   44%(2)      27%     3,100,738  40%(2)
Hardware sales and
services  . . . . . . .   8,056,077    83%(2)       7%       7,514,278   86%(2)      40%     5,351,305  87%(2)
Training  . . . . . . .     188,629    26%(2)       N/A              0      -         -              0    --
                        -----------                         ----------                      ----------
Total Cost of Sales . .  14,227,071     69%         25%     11,441,558     65%       35%     8,452,043   61%
                        -----------                         ----------                      ----------
Gross Profit              6,412,774     31%         5%      $6,168,028     35%       14%    $5,421,358   39%
                        -----------                         ----------                      ----------

Operating
    Expenses:

Selling, General &
Administration  . . . .   9,401,037     46%         65%     $5,711,061     32%       24%     4,605,402   33%

Research & Development       78,875      0%        (85)%       524,787     3%        96%       268,028    2%
                        -----------                         ----------                      ----------
Operating Income (Loss) (3,067,138)    (15)%      (4422)%     (67,820)      -      (112)%      547,928    4%
                        -----------                         ----------                      ----------

Other Income (Expense)    3,432,203     17%        3127%       106,375      -       1015%     (11,628)    -
Income before Taxes . .     365,065      2%        847%         38,555     --       100%       536,300   --
Income Tax Expense  . .     302,090    83%(5)      1772%        16,139      -       (92)%      196,745  37%(5)
                        -----------                         ----------                      ----------

Net Income  . . . . . .      62,975      1%        181%         22,416      -       (93)%      339,555    2%
                        ===========                         ==========                      ==========
Cash and Cash
Equivalents . . . . . .   5,807,014                161%      2,225,338               43%     1,552,806

Working Capital . . . .   5,668,917                165%      2,139,580              127%       943,332


Total Assets  . . . . .  15,860,652                125%      7,049,268               55%     4,544,825
Stockholders' Equity  .   7,574,578                143%      3,113,651              110%     1,480,907


___________________

(1) Reflects the Company's operations for the twelve months ended March 31, 1998.
(2) Percentages shown for Cost of Sales figures reflect cost of sales as a percentage of the corresponding revenue category only, not as a percentage of total revenues.
(3) Reflects the Company's operations for the eleven months ended March 31, 1997.
(4) Reflects the Company's operations for the twelve months ended April 30, 1996.
(5)  Income tax expense as a percentage of Income before Taxes.

Fiscal 1998 Compared to Fiscal 1997


               Revenues. Revenues for the twelve months ended March 31, 1998 increased to $20,639,845 from $17,609,586 for the eleven months ended March 31, 1997, an increase of 17%. The increase in revenues reflects increases in both software product sales (16%) and hardware product sales (10%). The increase in software product sales resulted primarily from an increase in software sales produced by several of the companies acquired by Sento during the year, offset in part by a decrease in revenues from sales of the Company's proprietary software products, as a result of the sale of the Company's core software product (OpenAviator) to BMC in July 1997. The increase in hardware sales and services resulted primarily from internally generated growth and expansion of the Company's operations, now conducted
by Sento Consulting.   In addition, revenues from IT training commenced in
the fourth quarter with the acquisition of Astron Incorporated, contributing $718,730 in training revenues.

               Gross Profit. Gross profit increased from $6,168,028, or 35% of revenues, for the eleven months ended March 31, 1997, to $6,412,774, or 31% of revenues, for the twelve months ended March 31, 1998. The decrease in gross margin percentages for each of the past two years is reflective of the changing market conditions affecting VARs such as Sento. The market for mid-range client-server-related hardware and software has become increasingly competitive and the margins for these products have continued to tighten and deteriorate for distributors and resellers operating in this market niche. Management recognized this trend, and began over the past year to implement initiatives to focus the Company's business activities in its own products and services.

               Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $5,711,061, or 32% of revenues, for the eleven months ended March 31, 1997, to $9,401,037, or 46% of revenues, for the twelve months ended March 31, 1998. In July 1997, the Company sold the rights to its OpenAviator product line to BMC. Prior to the sale of the OpenAviator product, approximately 50% of the Company's sales and marketing efforts were focused on the sales of that product line. Subsequent to the OpenAviator sale, the Company's sales and technical support costs continued for several months, without the generation of sales revenues, while those personnel were being transitioned to other responsibilities. In addition, the Company acquired five companies during the fiscal year and expanded its senior management team. Costs associated with the assimilation of the acquisitions and the inefficiencies associated with absorbing those operations also contributed to increased administrative expenses during the twelve months ended March 31, 1998.

               Research and Development Expenses. For the eleven months ended March 31, 1997, research and development expenses were $524,787, or three percent of revenues, compared to $78,875, or less than one-half percent of revenues, for the twelve months ended March 31, 1998. Several newly licensed software products which were completed in fiscal 1997 were released into the marketplace in fiscal 1998, thereby concluding most of the Company's development efforts and related costs.

               Operating Loss. Loss from operations increased from $67,820 for the period ended March 31, 1997 to $3,067,138 for the year ended March 31, 1998. Much of this loss related to continued expenses and operating costs associated with personnel restructuring following the sale of the OpenAviator product to BMC. (Subsequent to that sale, the Company maintained the sales, technical, and software development staff and began to transition those personnel into other divisions with the Company). In addition, costs associated with the Company's 1997 acquisitions along with the costs of merging operations also contributed to higher operations costs.

               Other Income (Expense). Other income increased from $106,375 for the eleven months ended March 31, 1997 to $3,432,203 for the twelve months ended March 31, 1998. Other income for the twelve months ended March 31, 1998 includes: (1) Proceeds of approximately $3,214,107 (net of direct expenses) resulting from the sale of the Company's OpenAviator product line to BMC in July 1997 (See Note 2 to Financial Statements set forth in Item 7. hereof); (2) interest income of $358,466, compared to $67,769 for the eleven months ended March 31, 1997; and (3) interest expense of $86,518, compared to $21,878 for the eleven months ended March 31, 1997.


Fiscal 1997 Compared to Fiscal 1996

               Revenues. Revenues for the eleven months ended March 31, 1997 increased to $17,609,586 from $13,873,401 for the twelve months ended April 30, 1996, an increase of 27%. The increase in revenues reflected increases in both software product sales and hardware product sales. New versions of existing software as well as software for new operating platforms were released during the eleven months ended March 31, 1997. Positive market acceptance of Digital's Alpha operating platform hardware system also contributed to the increase in hardware revenues.

               Gross Profit. Gross profit increased from $5,421,358, or 39% of revenues, for the twelve months ended April 30, 1996, to $6,168,028, or 35% of revenues, for the eleven months ended March 31, 1997. The strong sales of hardware products, which generally carry a lower margin than software products, along with increased start-up costs associated with expanding the Company's new UNIX product lines, contributed to the increase in cost of sales, resulting in lower gross profit margins.

               Selling, General and Administrative Expenses. Selling, general, and administrative expenses increased from $4,605,402, or 33% of revenues, for the twelve months ended April 30, 1996, to $5,711,061, or 32% of revenues, for the eleven months ended March 31, 1997.

               Research and Development Expenses. Prior to fiscal 1996, research and development expenses were minimal as the Company relied on its third-party manufacturers for substantially all product development activities. For the eleven months ended March 31, 1997, research and development expenses were $524,787, or three percent of revenues, compared to $268,028, or two percent of revenues, for the twelve months ended April 30, 1996. The increase was due principally to the Company's assumption of the full development responsibilities for several newly licensed software products.

               Other Income (Expense). Other income consists of interest income, interest expense, and various other items. Other income (expense) increased from an expense of $11,628, or less than one percent of revenues, for the twelve months ended April 30, 1996, to income of $106,375, or less than one percent of revenues, for the eleven months ended March 31, 1997. Interest income increased during the eleven months ended March 31, 1997 due to interest earned on the proceeds received by the Company from the issuance of shares of Common Stock in a private placement transaction which closed in June 1996.

               Net Income. Net income decreased from $339,555 or two percent of revenues, for the twelve months ended April 30, 1996, to $22,416, or less than one percent of revenues, for the eleven months ended March 31, 1997. The decrease was primarily due to the increased research and development expenditures and costs related to the Company's expansion into the UNIX and Windows NT operating systems markets.


Liquidity and Capital Resources

               During the twelve months ended March 31, 1998 and the eleven months ended March 31, 1997, the Company used cash for operating activities in the amounts of $2,723,903 and $874,429 respectively. For the same years, net cash increased $3,581,676 and $672,532 respectively. The Company's cash at the end of the twelve months ended March 31, 1998 reflected the additional cash of $5,600,000 obtained by the Company in the sale of the OpenAviator product line and related support services to BMC, cash of $1,000,000 from the issuance of a convertible bond to Canadian Imperial Holdings, Inc. Bank, and cash of $2,937,380 obtained through the issuance of 720,000 shares of Common Stock and warrants to purchase 240,000 additional shares of Common Stock pursuant to a private placement transaction completed in August, 1997. Cash at the end of fiscal 1997 reflected the addition of $1,561,168 obtained through the issuance of 446,048 shares of Common Stock and warrants to purchase 223,024 additional shares of Common Stock pursuant to a private placement transaction which closed in June 1996.

               Working capital increased from $2,139,580 at March 31, 1997 to $5,668,917 at March 31, 1998. The Company's current ratio increased from 1.57 at March 31, 1997 to 1.87 at March 31, 1998. This increase was due principally to cash received from the OpenAviator sale and the private placement transaction in August 1997.

               The Company continues to evaluate opportunities for the possible acquisition of, or development of, strategic alliances with other companies which may have products or distribution channels that are compatible with the business objectives of the Company.

               The Company believes that the net proceeds of its two private placements and the sale of the OpenAviator product line, together with existing borrowing sources, will provide adequate cash to fund its current operations and anticipated cash needs for the foreseeable future.


Year 2000

               The Company has conducted preliminary diagnostic examinations in an effort to assess the potential impact of Year 2000 issues on its operations. Based upon those preliminary examinations, the Company does not believe the Year 2000 issue will have a significant impact on the Company's internal operations or on solutions sold by the Company. There can be no assurance, however, that the Company will not experience interruptions of operations because of Year 2000 problems or become involved in disputes with clients regarding Year 2000 problems involving solutions developed or implemented by the Company or the interaction of such solutions with other applications. Year 2000 problems could require the Company to incur unanticipated expenses, and such expenses could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, the purchasing patterns of clients or potential clients may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase services offered by the Company.


Factors Affecting Future Results


               The statements contained in this Report on Form 10-KSB that are not purely historical are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All forward looking statements involve various risks and uncertainties. Forward looking statements contained in this Report include statements regarding Sento's plans to develop and deliver integrated information technology services, acquisition plans, market opportunities and acceptance, expectations, goals, revenues, financial performance, strategies, mission and intentions for the future. Such forward looking statements are included under Item 1. "Business," Item 2. "Description of Property" and Item 6. "Management's Discussion and Analysis of Financial Condition and Results of Operations." All forward looking statements included in this Report are made as of the date hereof, based on information available to Sento as of such date, and Sento assumes no obligation to update any forward looking statement. It is important to note that such statements may not prove to be accurate and that Sento's actual results and future events could differ materially from those anticipated in such statements.

               There are a number of important factors that could cause actual events or Sento's actual results to differ materially from the Company's expectations. These factors include, without limitation, the availability of qualified technical employees and Sento's ability to attract and retain such employees, Sento's ability to execute its new business strategy, Sento's ability to identify and integrate attractive acquisition candidates, the highly competitive information technology environment and Sento's response to competitive pressures, Sento's efforts to respond to growth of its business, availability of capital to fund Sento's growth strategy, economic fluctuations, and other anticipated factors. All subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section and other factors included elsewhere in this Report. Readers should also refer to risk disclosures contained in the Company's filings with the Securities and Exchange Commission.


Item 7.        Financial Statements.

               The financial statement information required by Item 7 is included on pages F-1--F-20 thereof.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

               None

                           PART III

Items 9, 10, 11 and 12.

               These items are incorporated by reference to the Company's definitive proxy statement relating to the Company's Annual Meeting of Shareholders scheduled for August 11, 1998. The definitive proxy statement will be filed with the Commission not later than 120 days after March 31, 1998, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.


Item 13.       Exhibits and Reports on Form 8-K.

               (a)  EXHIBITS
                                                      Incorpora
                                                         ted
                                                          by       Filed
 Number                  Description                  Reference  Herewith
 ------                  -----------                  ---------  --------

  3.1      Articles of Incorporation, as amended         (1)

  3.2      Bylaws                                        (2)


  10.1     Exclusive License and Technical               (2)
           Assistance Agreement dated as of July
           1, 1996 by and between Australian
           Software Innovations (Services) Pty.
           Ltd and the Company

  10.2     Option Agreement by and among the             (3)
           Company, Australian Software
           Innovations (Services) Pty. Ltd, Kilat
           Holdings Pty. Limited, and Eng Lee and
           Mary Lee, dated September 10, 1996

  10.3     ASI Asset Purchase Agreement dated as         (4)
           of July 9, 1997

  10.4     ASI Intellectual Property Purchase            (4)
           Agreement dated as of July 9, 1997

  10.5     Deed of Restraint of Trade dated as of        (4)
           July 9, 1997

  10.6     Services Agreement dated as of July 9,        (4)
           1997

  10.7     Consulting Agreement dated as of July         (4)
           9, 1997

  10.8     Consulting Agreement dated as of July         (4)
           9, 1997

  10.9     Asset Purchase and Services Agreement         (4)

  10.10    Sento Technical Innovations                   (5)
           Corporation Stock Incentive Plan

  10.11    PC Business Solutions Acquisition             (6)
           Agreement, dated as of October 1, 1997

  10.12    Astron Incorporated Acquisition               (7)
           Agreement, dated as of November 19,
           1997

  10.13    Amendment No. 1 to Astron Incorporated        (7)
           Acquisition Agreement, dated as of
           December 31, 1997

  10.14    Employment Agreement with Kieth                         (8)
           Sorenson

   21      Subsidiaries of the Registrant                          (8)

   23      Consent of KPMG Peat Marwick LLP                        (8)

   27      Financial Data Schedule                                 (8)

(1) Incorporated by reference to the exhibits to Registration Statement No. 333-36251 on Form S-3 filed with the
               Commission on September 24, 1997.

(2) Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended April 30, 1996, filed with the Commission on July 29, 1996, as amended by Form 10-KSB/A filed with the Commission on August 1, 1996.

(3) Incorporated by reference to exhibits to Amendment No. 1 to Registration Statement on Form S-1, filed with the Commission on November 1, 1996.

(4) Incorporated by reference to a Current Report on Form 8-K filed with the Commission on July 28, 1997.

(5) Incorporated by reference to the Company's definitive proxy statement for the annual meeting of the Company's shareholders held on August 18, 1997.

(6) Incorporated by reference to a Current Report on Form 8-K filed with the Commission on October 15, 1997

(7) Incorporated by reference to a Current Report on Form 8-K filed with the Commission on January 15, 1997.

(8) Filed herewith and attached to this Form 10-KSB following page F-20 hereof.


               (b)  REPORTS ON FORM 8-K

               The Company filed its Current Report on Form 8-K on January 15, 1998 to disclose the purchase of Astron Incorporated and certain matters related thereto.


                                SIGNATURES

               In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 29, 1998.

                                   SENTO TECHNICAL INNOVATIONS CORPORATION



                                   By:  /s/ KIETH E. SORENSON
                                        Kieth E. Sorenson
                                        Chairman of the Board, President
                                        and Chief Executive Officer


               In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 29, 1998.

             Signature                      Capacity in Which Signed
             ---------                      ------------------------
                                       Chairman of the Board, President
     /s/ KIETH E. SORENSON             and Chief Executive Officer
     Kieth E. Sorenson                 (Principal executive officer)

     /s/ ROBERT K. BENCH               Chief Financial Officer (Principal
     Robert K. Bench                   financial and accounting officer)

     /s/ WILLIAM A. FRESH              Director
     William A. Fresh

     /s/ GARY B. GODFREY               Director
     Gary B. Godfrey

     /s/ SHERMAN H. SMITH              Director
     Sherman H. Smith

     /s/ ENG H. LEE                    Director
     Eng H. Lee

                   SENTO TECHNICAL INNOVATIONS CORPORATION

                               AND SUBSIDIARIES


                      Consolidated Financial Statements

                           March 31, 1998 and 1997


                 (With Independent Auditors' Report Thereon)

Independent Auditors' Report



The Board of Directors and Stockholders of
Sento Technical Innovations Corporation:


We have audited the accompanying consolidated balance sheets of Sento Technical Innovations Corporation and subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended March 31, 1998 and the eleven months ended March 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We did not audit the financial statements of Software Innovations Limited or Sento Australia Pty Limited, wholly-owned subsidiaries, which financial statements reflect total assets constituting 7.5 percent and total revenues constituting 5.7 percent as of March 31, 1998 of the related consolidated totals. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these companies, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sento Technical Innovations Corporation and subsidiaries as of March 31, 1998 and 1997, and the results of their operations and their cash flows for the year ended March 31, 1998 and the eleven months ended March 31, 1997, in conformity with generally accepted accounting principles.




Salt Lake City, Utah
June 16, 1998

                  SENTO TECHNICAL INNOVATIONS CORPORATION
                              AND SUBSIDIARIES
                         Consolidated Balance Sheets

                           March 31, 1998 and 1997


                     Assets                              1998         1997
                     ------                           -----------   ---------
Current assets:
  Cash and cash equivalents                         $   5,807,014   2,225,338
  Accounts receivable, less allowance for doubtful
    accounts of $397,842 in 1998 and $223,210 in
    1997                                                4,076,715   3,140,425
  Inventories                                             302,172     155,465
  Prepaid taxes                                           322,112           -
  Notes receivable, current portion (note 3)               39,500           -
  Other current assets (note 2)                         1,434,907     241,644
  Deferred tax assets (note 7)                            218,540      98,917
                                                       ----------   ---------
    Total current assets                               12,200,960   5,861,789
  Property and equipment (notes 4 and 5):               1,274,902     711,079
  Intangible assets, less amortization of $214,584
    in 1998                                             1,513,758           -
  Notes receivable, less current portion (note 3)          98,500           -
  Other assets (note 2)                                   772,532     476,400
                                                       ----------   ---------
                                                    $  15,860,652   7,049,268
                                                       ==========   =========
         Liabilities and Stockholders' Equity
         ------------------------------------
Current liabilities:
  Current portion of long-term debt (note 5)        $     131,774       8,286
  Accounts payable                                      2,720,562   2,216,634
  Accrued liabilities                                   1,399,197     260,274
  Income taxes payable (note 7)                                 -     132,207
  Deferred revenue                                      2,280,510   1,104,808
                                                        ---------   ---------
    Total current liabilities                           6,532,043   3,722,209
                                                        ---------   ---------
Long-term liabilities:
  Deferred revenue                                        175,000           -
  Convertible bonds (note 6)                              944,533           -
  Long-term debt, excluding current portion (note
    5)                                                    362,959     208,075
  Deferred tax liabilities (note 7)                       271,539       5,333
                                                        ---------    --------
    Total long-term liabilities                         1,754,031     213,408
                                                        ---------    --------
Commitments (note 8)

Stockholders' equity (notes 2 and 10):
  Common stock, $.25 par value. Authorized
  15,000,000 shares; issued and outstanding
  5,741,063 shares in 1998 and 4,351,228 shares in
  1997                                                  1,435,268   1,087,808
  Additional paid-in capital                            5,950,290   1,595,352
  Cumulative effect of foreign currency translation       (49,889)          -
  Deferred compensation                                  (338,357)   (100,000)
  Retained earnings                                       577,266     530,491
                                                        ---------   ---------
    Total stockholders' equity                          7,574,578   3,113,651
                                                       ----------   ---------
                                                    $  15,860,652   7,049,268
                                                       ==========   =========
See accompanying notes to the consolidated financial statements.

                  SENTO TECHNICAL INNOVATIONS CORPORATION
                              AND SUBSIDIARIES

                    Consolidated Statements of Operations
                                                                 Eleven months
                                                 Year ended          ended
                                                 March 31,          April 30,
                                                    1998              1997
                                                 -----------     -------------
Revenues:
  Software licenses and maintenance          $    10,266,658         8,855,887
  Hardware sales and service                       9,654,457         8,753,699
  Consulting and other services                      718,730                 -
                                                  ----------        ----------
    Total revenues                                20,639,845        17,609,586
                                                  ----------        ----------
Cost of sales:
  Software licenses and maintenance                5,982,365         3,927,280
  Hardware sales and service                       8,056,077         7,514,278
  Consulting and other services                      188,629                 -
                                                  ----------        ----------
    Total cost of sales                           14,227,071        11,441,558
                                                  ----------        ----------
    Gross profit                                   6,412,774         6,168,028

Selling, general, and administrative               9,401,037         5,711,061
  expenses
Research and development expense                      78,875           524,787
                                                  ----------         ---------
    Loss from operations                          (3,067,138)          (67,820)

Other income (expense):
  Interest income                                    358,466            67,769
  Interest expense                                   (86,518)          (21,878)
  Other income, net (note 2)                       3,160,255            60,484
                                                   ---------         ---------
    Total other income (expense)                   3,432,203           106,375
                                                   ---------         ---------
    Income before taxes                              365,065            38,555

Income tax expense (note 7)                          302,090            16,139
                                                   ---------         ---------
Net income                                   $        62,975            22,416
                                                   =========         =========
Net income per share:
  Basic                                      $           .01               .01
  Diluted                                                .01               .00

See accompanying notes to the consolidated financial statements.

                     SENTO TECHNICAL INNOVATIONS CORPORATION
                                 AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

         Year ended March 31, 1998 and eleven months ended March 31, 1997


                                                                          Cumu-
                                                                          lative
                                                                         effect of
                                                                 Add-     foreign                         Total
                                           Common Stock        itional   currency   Deferred    Re-      stock
                                       ---------------------   paid-in    trans-     compen-   tained   holder's
                                         Shares      Amount    captial    lation      sation  earnings   equity
                                       ---------   ---------  ---------  ---------  --------  --------  --------
Balances at April 30, 1996             3,891,325   $972,832           -         -          -   508,075 1,480,907
Issuance of common stock for cash
(note 10)                                446,048    111,512   1,449,656         -          -         - 1,561,168
Employee stock purchases (note 10)        13,855      3,464      38,696         -          -         -    42,160
Deferred compensation related to
grant of stock warrants                        -          -     107,000         -   (107,000)        -         -
Amortization of deferred compensation          -          -           -         -      7,000         -     7,000
Net income                                     -          -           -         -          -    22,416    22,416
                                       ---------  ---------   ---------  --------- ---------  -------- ---------
Balances at March 31, 1997             4,351,228  1,087,808   1,595,352         -   (100,000)  530,491 3,113,651
Issuance of common stock for cash
(note 10)                                720,000    180,000   2,757,380         -          -         - 2,937,380
Issuance of common  stock in lieu of
compensation                              76,000     19,000     209,025         -          -         -   228,025
Issuance of warrants with
convertible bonds                              -          -      55,465         -          -         -    55,465
Exercise of warrants                       5,000      1,250      16,250         -          -         -    17,500
Exercise of stock options for common
shares and cash                           92,262     23,066    (20,881)         -          -         -     2,185
Common stock issued for business
combinations (note 2)                    485,750    121,438     968,450         -          -   (16,200)1,073,688
Employee stock purchases (note 10)        10,823      2,706      35,113         -          -         -    37,819
Deferred compensation related to
grant of stock options and warrants
(note 10)                                      -          -     334,136         -   (334,136)        -         -
Amortization of deferred compensation
(note 10)                                      -          -           -         -     95,779         -    95,779
Effect of change in foreign currency
translation                                    -          -           -   (49,889)         -         -   (49,889)
Net income                                     -          -           -         -          -    62,975    62,975
                                       ---------  ---------  ----------  ---------  --------  -------- ---------
Balances at March 31, 1998             5,741,063 $1,435,268   5,950,290   (49,889)  (338,357)  577,266 7,574,578
                                       =========  =========  ==========  =========  ========= ======== =========

See accompanying notes to the consolidated financial statements.

                  SENTO TECHNICAL INNOVATIONS CORPORATION
                              AND SUBSIDIARIES

                    Consolidated Statements of Cash Flows


                                                                      Eleven
                                                                      months
                                                      Year ended       ended
                                                      March 31,      March 31,
                                                         1998          1997
                                                      ----------    ----------
Cash flows from operating activities:
  Net income                                         $    62,975        22,416
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                        385,292       176,685
    Amortization of deferred compensation                 95,779         7,000
    Provision for losses on accounts receivable          174,632        85,276
    Common stock issued in lieu of compensation          228,025             -
    Net gain on disposition of assets                 (3,160,255)            -
    Changes in operating assets and liabilities:
      Accounts receivable                               (342,166)   (1,049,059)
      Inventories                                        (41,288)     (155,465)
      Other assets                                      (291,950)     (783,838)
      Deferred income taxes                              146,583       (62,443)
      Accounts payable                                  (249,741)    1,166,099
      Accrued liabilities                                423,398      (228,386)
      Income taxes payable                              (339,603)       79,492
      Deferred revenue                                   184,416      (132,206)
                                                      ----------    ----------
             Net cash used in operating activities    (2,723,903)     (874,429)

Cash flows from investing activities:
  Expenditures for business acquisition               (2,199,093)            -
  Capital expenditures                                  (341,401)     (246,316)
  Proceeds from sale of assets                         5,600,000       197,000
  Issuance of notes receivable                          (110,000)            -
                                                       ---------    ----------
            Net cash provided by (used in) investing   2,949,506       (49,316)
            activities

Cash flows from financing activities:
  Proceeds from issuance of stock                      2,977,382     1,603,328
  Proceeds from issuance of long-term debt               182,586             -
  Principal payments of long-term debt                  (771,506)       (7,051)
  Foreign currency transactions                          (49,889)            -
  Proceeds from exercise of warrants                      17,500             -
  Proceeds from issuance of convertible bonds          1,000,000             -
                                                       ---------    ----------
           Net cash provided by financing activities   3,356,073     1,596,277
                                                       ---------    ----------
Net increase in cash and cash equivalents              3,581,676       672,532

Cash and cash equivalents at beginning of              2,225,338     1,552,806
  period                                               ---------     ---------
Cash and cash equivalents at end of period            $5,807,014     2,225,338
                                                       =========     =========

                  SENTO TECHNICAL INNOVATIONS CORPORATION
                              AND SUBSIDIARIES

              Consolidated Statements of Cash Flows (continued)


                                                                    Eleven
                                                                    months
                                                      Year ended     ended
                                                        March 31,  March 31,
                                                         1998         1997
                                                      -----------  ----------
Supplemental Disclosures of Cash Flow Information
Cash paid for:
  Interest                                             $   86,518     21,878
  Income taxes                                            646,745          -

Supplemental Disclosures of Non-cash Investing and
Financing Activities
Options exchanged for common stock                     $   22,622          -
Deferred taxes related to assets acquired in              280,000          -
  business combinations
Assets acquired and liabilities assumed through                            -
  business acquisitions paid for with common stock:

Assets acquired:
  Accounts receivable                                  $  466,505          -
  Inventory                                               101,206          -
  Notes receivable                                         28,000          -
  Prepaid taxes                                           114,715          -
  Other assets                                          1,496,085          -
  Fixed assets                                            239,973          -
                                                        ---------      -----
    Assets acquired                                     2,446,484          -

Less liabilities assumed:
  Long-term debt                                         (309,040)         -
  Accounts payable                                       (650,290)         -
  Accrued liabilities                                    (343,012)         -
  Deferred revenue                                        (70,454)         -
                                                        ---------      -----
    Net assets acquired with common stock              $1,073,688          -
                                                       ==========     ======
See accompanying notes to the consolidated financial statements.

                  SENTO TECHNICAL INNOVATIONS CORPORATION
                              AND SUBSIDIARIES

               Notes to the Consolidated Financial Statements

                           March 31, 1998 and 1997


(1) Summary of Significant Accounting Policies

Description of Business

Sento Technical Innovations Corporation (Sento) provides integrated information technology (IT) solutions for Windows NT, UNIX, Open VMS, Internet/Intranet, and networked computing environments. Through its wholly-owned subsidiaries, Sento delivers outsourced training, consulting, technical support services, and software solutions.

Sento Training Corporation provides classroom training courses, seminar training workshops, customized corporate training programs, and multi-media presentations, all of which are designed to teach and reinforce skills required to make IT systems work effectively. Sento Consulting Corporation delivers customized IT consulting services intended to help Sento clients realize the benefits of advanced IT solutions in the areas of network, systems, and financial information consulting. Sento Technical Services Corporation offers a range of IT outsourcing services consisting of "call center," "helpdesk," and technical support services. DewPoint Distributed Solutions Incoporation provides distribution, reseller, and channel management for leading software manufacturers.

In addition, the Company conducts substantially all of its foreign operations through Sento Australia Pty. Limited, based near Sydney, Australia and Sento Limited, located near London, England. Revenues from foreign sales for the periods ended March 31, 1998 and 1997, were approximately nine percent and eight percent of total sales, respectively.

Historically, Sento operated as Value Added Reseller generating revenues from its sales and distribution of third party hardware and software products. As a reseller, the Company is dependent on third-party suppliers, with over forty-five percent of the Company's revenues derived from products it obtains from two suppliers. During the past year, the Company began a strategic transition using its technical core competencies to offer IT outsourcing services such as help desk, systems and network consulting, and IT training.


Basis of Presentation

The consolidated financial statements include the consolidated financial statements of Sento and its wholly-owned subsidiaries (collectively, the Company). All significant intercompany balances and transactions have been eliminated in consolidation.

During the first quarter of fiscal 1997, the Company changed its year-end from April 30 to March 31. Accordingly, the accompanying 1997 consolidated balance sheet is as of March 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows are for the eleven months then ended.


Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturates of three months or less to be cash equivalents. Cash equivalents at March 31, 1998 consist of a $300,000 certificate of deposit which is held as collateral for a $300,000 letter of credit in favor of one of the Company's vendors.


Inventories

Inventories consist primarily of computer software disks and supplies, and third party supplier products which are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.


Revenue Recognition

Revenue from the sale of software licenses and hardware sales is recognized at the time of delivery. Revenues from maintenance contracts and customer training and service are recognized as the service is performed. Deferred revenues consist of payments received on software maintenance contracts and recorded as revenue over the period of the contract, which is typically one year.


Property and Equipment

Property and equipment are stated at cost. Depreciation of fixed assets is computed on the straight-line method over the estimated useful lives of individual classes of assets. The estimated useful lives of the individual classes of assets are as follows:

     Buildings                     40 years
     Furniture and equipment       3-10 years
     Transportation equipment      5 years


Research and Development

Research and development costs are expensed as incurred.


Software Development Costs

Certain software development costs are capitalized once technological feasibility is established, which is defined by the Company as the completion of a working model of the software. To date, no costs have been capitalized as the impact on the financial statements for all periods presented is not material.


Income Taxes

Income taxes are accounted for under the asset and liability method.
Deferred tax assets and deferred tax liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and deferred tax liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and deferred tax liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.


Foreign Currency Translation

The local foreign currency is the functional currency for the Company's foreign subsidiaries. Assets and liabilities of foreign operations are translated to U.S. dollars at the current exchange rates as of the applicable balance sheet date. Revenues and expenses are translated at the average exchange rates prevailing during the period. Adjustments resulting from translation are reported as a separate component of stockholders' equity. Certain transactions of the foreign subsidiaries are denominated in currencies other than the functional currency, including transactions with the parent company. Transaction gains and losses are included in other income (expense) for the period in which the transaction occurs.


Intangible Assets

Intangible assets include goodwill and noncompete agreements. Goodwill is amortized over five years and noncompete agreements are amortized over the life of the agreements, generally two years. Amortization expense for 1998 was $214,584.

On an ongoing basis, management reviews the valuation of intangible assets to determine possible impairment by comparing the carrying value to the undiscounted estimated future cash flows of the related business.


Net Income Per Common Share

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS
128). SFAS 128 became effective for financial statements with interim and annual periods ending after December 15, 1997. Accordingly, the Company has adopted SFAS 128. SFAS 128 establishes a different method of computing earnings per common share than was previously required under the provisions of Accounting Principles Board Opinion No. 15. SFAS 128 requires the presentation of basic and diluted earnings per common share. Basic earnings per common share is the amount of earnings for the period available to each share of common stock outstanding during the reporting period. Diluted earnings per common share is the amount of earnings for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period. Prior periods have been restated for presentation in accordance with SFAS 128.


Net Income Per Common Share (continued)

A reconciliation between net income for calculation of basic net income per common share and net income for calculation of diluted net income per common share is as follows:

                                                          1998         1997
                                                         ------       ------
Net income available to common stockholders         $    62,975       22,416
Interest expense, net of tax, related convertible
bonds                                                    29,323            -
                                                         ------       ------
Net income available to common stockholders after
assumed conversions                                 $    92,298       22,416
                                                         ======       ======

A reconciliation between the basic and diluted weighted average number of common shares for 1998 and 1997, is as follows:

                                                         1998         1997
                                                        ------       ------
Basic weighted average number of common shares
  outstanding during the year                         5,017,203    4,256,686
Weighted average number of common stock options
  and warrants outstanding during the year              238,517      224,814
Common shares issuable on conversion of
  convertible bonds                                     209,689            -
                                                      ---------    ---------
Diluted weighted average number of common shares
  outstanding during the year                         5,465,409    4,481,500
                                                      =========    =========

Stock-Based Compensation

Effective May 1, 1996, the Company adopted the footnote disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS 123). SFAS 123 encourages entities to adopt a fair value based method of accounting for stock options or similar equity instruments. However, it also allows an entity to continue measuring compensation cost for stock based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company has elected to continue to apply the provisions of APB 25 and provide pro forma footnote disclosures required by SFAS 123.


Concentration of Credit Risk

In the normal course of business, the Company provides unsecured credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectations. No one customer accounted for more than ten percent of total revenues.


Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.


Reclassifications

Certain items in the 1997 consolidated financial statements have been reclassified to conform with the 1998 presentation.


(2) Business Acquisitions and Asset Dispositions

Effective July 1, 1996, the Company entered into an Exclusive License and Technical Assistance Agreement (the ASI License Agreement) with Australian Software Innovations (Services) Pty. Ltd. (ASI), a reseller and developer of computer software. ASI is a limited company organized under the laws of the Commonwealth of Australia. Under the terms of the ASI License Agreement, the Company acquired an exclusive license (the License) in North and South America during a five-year term to use, market, modify, manufacture, assemble, test, and modify ASI's SYSMON software program. In consideration of the grant of the License, the Company paid to ASI a nonrefundable license fee in the amount of $550,000 and agreed to pay royalties to ASI during the term of the ASI License Agreement.

On September 10, 1996, the Company entered into an option agreement (ASI Option) with ASI. Under the terms of the ASI Option, ASI granted the Company a one year option to acquire all or any portion of the tangible and intangible assets of ASI. As consideration for the ASI Option, the Company paid ASI $130,000.

On July 9, 1997, the Company exercised its option under the ASI Option Agreement. The Company paid a total of $2,329,093 including the $130,000 paid for the ASI Option. Upon exercise of the ASI option, the Company acquired certain tangible and intangible assets, including, ASI's intellectual properties, and assumed certain liabilities. The following summarizes assets acquired and liabilities assumed with the ASI acquisition:


Accounts receivable                                           $      302,251
Inventory                                                              4,214
Net property and equipment                                           206,609
Intangible assets                                                  2,617,214
                                                                   ---------
                                                                   3,130,288
Less liabilities assumed                                            (931,195)
                                                                   ---------
Cash paid for ASI (exclusive of the $130,000 option)          $    2,199,093
                                                                   =========

On July 10, 1997, the Company entered into an asset purchase and services agreement (Purchase Agreement) with BMC Software, Inc. (BMC) pursuant to which the Company sold substantially all of the intangible assets and license rights it had acquired from ASI for $7,000,000. Of the $7,000,000 purchase price, $1,400,000 was placed in escrow pending the Company's fulfillment of certain representations and warranties. One-half of the escrowed amount will be released in July 1998, with the remaining balance to be released in July of 1999. The entire escrowed amounts receivable are included as other assets in the accompanying financial statements. A portion of the gain equal to the escrowed amount of $1,400,000 was recorded as deferred revenue at the time of the sale and is being amortized using the straight-line method over a 24-month period. As of March 31, 1998, $3,214,107 has been recognized as a gain on the sale of assets and is included in other income in the accompanying statement of operations and $875,000 is recorded as deferred revenue in the accompanying balance sheet.

Effective July 1, 1997, the Company entered into an agreement with CDG Technologies, Inc. (CDG), a reseller of computer software and a technical services provider. The Company exchanged 60,000 shares of voting common stock for all of the outstanding common stock of CDG. The purchase was accounted for under the pooling method of accounting. The summary of assets acquired and liabilities assumed is as follows:


Account receivable                                             $     130,483
Property and equipment                                                22,351
Other assets                                                           8,241
Less liabilities assumed                                            (161,075)
Accumulated deficit of CDG                                            16,200
                                                                   ---------
Value of common stock issued                                   $      16,200
                                                                   =========

The Company's 1997 financial statements have not been restated to include the operations of CDG due to immaterial of the restatement.

The Company also acquired three additional companies during 1998: P.C. Business Solutions, Inc. (PCB), a reseller of computer software and a technical services provider located in Upland, California; Software Innovations Ltd. (SIL), a reseller of computer software and a technical services provider located in Hertz, England; and Astron Incorporated (Astron), a provider of education and training to the information technology industry located in Orem, Utah. All three of the acquisitions were made through the exchange of common stock and have been accounted for under the purchase method of accounting. Accordingly, the results of operations of these companies have been included in the Company's consolidated financial statements since date of acquisition. A summary of assets acquired, liabilities assumed, and consideration given for these acquisitions is as follows:

                                           PCB           SIL         Astron
                                         --------      --------     --------
Accounts receivable                     $  72,122       185,139       78,761
Inventory                                  89,206             -       12,000
Property and equipment                     50,815        14,886      151,921
Goodwill                                  359,429        37,022      327,919
Noncompete agreements                     359,429        37,022      327,919
Other assets                                  988             -       66,115
                                          -------       -------      -------
                                          931,989       274,069      964,635
Less liabilities assumed                 (274,489)     (196,281)    (626,235)
                                          -------       -------      -------
                                        $ 657,500        77,788      338,400
                                          =======       =======      =======
Consideration:
Shares of common stock issued             250,000        31,750      144,000
                                          =======       =======      =======
Value of common stock                   $ 657,500        77,788      338,400
                                          =======       =======      =======

The following unaudited pro forma summary presents consolidated results of operations of the Company as if the entities acquired under the purchase method had been acquired as of the beginnings of the periods presented:

                                                      1998           1997
                                                 ------------     ----------
Total revenues                                  $  25,418,781     22,622,216
Net loss                                        $    (591,513)      (986,041)

The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.


(3) Notes Receivable

     At March 31, 1998, the Company has notes receivable from two employees. One has a balance of $28,000, is due in monthly installments of $1,000 and accrues interest at nine percent. The note is secured by 50,000 shares of the Company's common stock. The second note receivable has a balance of $110,000 and accrues interest at a rate of nine percent. The Company will recognize compensation expense and a related reduction of the note in equal installments over a four-year period beginning in fiscal 1999 provided continued employment of the note holder. All unpaid principal and interest will become due at the time of voluntary termination.


(4)  Property and Equipment

     Property and equipment consist of the following as of March 31,:

                                                        1998           1997
                                                    ----------     ----------
Land                                              $     36,021         36,021
Buildings and improvements                             254,327        250,489
Leasehold improvements                                  94,010              -
Furniture fixtures and equipment                     1,413,438        783,837
                                                    ----------     ----------
                                                     1,797,796      1,070,347
Less accumulated depreciation                         (522,894)      (359,268)
                                                    ----------     ----------
                                                  $  1,274,902        711,079
                                                    ==========     ==========


(5) Note Payable to Bank and Long-term Debt

Long-term debt at March 31, 1998 and  1997, consisted of the following:

                                                              1998     1997
                                                          ---------- --------
10% note payable in monthly installments of $4,871,
including interest, due August 2000, secured by
equipment                                                $  146,218       -

9% note payable in monthly installments of $1,196,
including interest, due January 2002, secured by
equipment                                                   59,546        -

9% - 12% notes payable in monthly installments totaling
$4,368, including interest, secured by equipment            80,912        -

                                                           1998       1997
                                                         ---------  --------
8.25% first mortgage payable in monthly installments
of $1,173, including interest, with final payment of
$107,417 due July 15, 1999, secured by the Company's
land and building                                      $  113,634    118,095

8.70% SBA loan payable in monthly installments of
$1,078, including interest, due February 2011, secured
by the Company's land and building                         94,423     98,266
                                                          -------    -------
Total long-term debt                                      494,733    216,361

Less current portion                                      131,774      8,286
                                                          -------    -------
Long-term debt, excluding current portion              $  362,959    208,075

Aggregate maturities of long-term debt are as follows: 1999, $131,774; 2000, $205,114; 2001, $48,402; 2002, $15,571; 2003, $24,498; and thereafter
$69,374.


(6) Convertible Bonds

     In July 1997, the Company sold to Canadian Imperial Holdings, Inc. $1,000,000 of 6 percent Series A Convertible Bonds with attached warrants to purchase 42,500 shares of common stock from $4.00 to $5.50 per share. The bonds are convertible into shares of Sento common stock beginning October 6, 1997, at a conversion price equal to the lesser of 85 percent of the average closing bid price of the Sento common stock for the five trading days preceding Canadian Imperial's notice of conversion or $5.22. In the event the bonds have not been converted previously, the aggregate principal amount of the bonds, together with accrued interest, will be converted into shares of Sento common stock on July 7, 1999. The bonds are redeemable by Sento, at its discretion, at any time after September 5, 1997, at a price equal to 115 percent of the unpaid principal amount of the bonds to be redeemed, plus accrued interest. The warrants are exercisable until May 31, 1999. Sento has also granted to Canadian Imperial certain rights to register shares of Sento common stock issuable upon the conversion of the bonds. Of the total proceeds, $55,465 has been allocated to the value of the warrants and is recorded as an addition to paid-in capital.

(7)  Income Taxes

Income tax expense consists of:
                                           Current      Deferred      Total
  Year ended March 31, 1998:
    Federal                             $   316,720      (99,539)    217,181
    State                                   118,786      (33,877)     84,909
                                            -------     ---------    -------
                                        $   435,506     (133,416)    302,090

  Eleven months ended March 31, 1997:
    Federal                             $    66,187      (54,438)     11,749
    State                                    12,395       (8,005)      4,390
                                            -------      --------    -------
                                        $    78,582      (62,443)     16,139
                                            =======      ========    =======

Actual income tax expense differs from the "expected" tax expense (computed by applying the U.S. federal corporate income tax rate of 34 percent to income before income taxes) as follows:
                                                       1998          1997
                                                     ---------     ---------
Computed "expected" tax expense                     $  124,122        13,108
Increase (decrease) in income taxes resulting
from:
    State income taxes, net of federal tax benefit      56,040         2,897
    Foreign losses                                      48,074             -
    Nondeductible goodwill                              36,143           134
    Nondeductible interest                              15,300             -
    Nondeductible acquisition costs                      8,500             -
    Other                                               23,911             -
                                                     ---------     ---------
      Income tax expense                            $  302,090        16,139
                                                     =========     =========
     The tax effects of temporary differences that give rise to current deferred tax assets and noncurrent deferred tax liabilities at March 31, 1998 and 1997, are presented below:
                                                       1998          1997
                                                    ---------     ----------
Current deferred tax assets:
  Other accrued expense                             $   149,199        28,125
  Allowance for doubtful accounts                        69,341        70,792
                                                      ---------      --------
    Current deferred tax assets                     $   218,540        98,917

Noncurrent deferred tax assets:
  Investment tax credit carryforwards               $         -        10,095
  Net operating loss carryforward                        19,451        60,624
                                                      ---------      --------
    Total gross noncurrent deferred assets               19,451        70,719

  Less valuation allowance                               19,451        20,181
                                                      ---------      --------
    Net noncurrent deferred tax assets                        -        50,538
                                                      ---------      --------
  Deferred tax liability  -  tax depreciation
    in excess of book depreciation                       13,558        55,871
  Noncompete agreements                                 257,981             -
                                                      ---------      --------
                                                        271,539        55,871
                                                      ---------      --------
    Net noncurrent deferred tax liabilities         $   271,539         5,333
                                                      =========      ========

The valuation allowance for deferred tax assets as of April 1, 1996 was $-0-. The net change in the total valuation allowance for the periods ended
March 31, 1998 and 1997, was a decrease of $730 and an increase of $20,181, respectively.

Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of March 31, 1998, will be allocated as an income tax benefit to be reported in the consolidated statement of operations.

At March 31, 1998, the Company has net operating loss carryforwards for federal income tax purposes of $57,210 which expire in 2012.


(8)  Leases

     The Company has operating leases for office space and equipment. The Company incurred rent expense of $241,245 and $115,276 for the periods ended March 31, 1998 and 1997, respectively. Future minimum rent payments under existing operating leases are $172,207 in fiscal 1999, $119,005 in fiscal 2000, $98,858 in fiscal 2001, and $38,250 in fiscal 2002.


(9)  Retirement Plan

     The Company has a qualified defined contribution retirement plan under
Section 401(k) of the Internal Revenue Code. The plan covers all employees who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. In addition, employer contributions are made at the discretion of the Board of Directors. Participants are fully vested at all times in employee contributions. Employer contributions vest over a six-year period. Employer contributions of $19,058 and $11,438 were made for the periods ended March 31, 1998 and 1997, respectively.


(10) Common Stock

     Stock Options

     The Company has adopted a stock option plan (the Plan) pursuant to which the Company's Board of Directors may grant stock options to officers and key employees. The Plan authorizes grants of options to purchase up to 1,500,000 shares of authorized but unissued common stock. Stock options are granted with an exercise price not less than the stock's fair market value at the date of grant. All stock options have ten-year terms. The number of shares granted, vesting period and price per share is determined by the Board of Directors. At March 31, 1998, there were 427,399 additional shares available for grant under the Plan.

     Stock option activity, relating to qualified options during the periods indicated is as follows:

                                         Period ended March 31,
                            -------------------------------------------------
                                     1998                     1997
                            ------------------------ ------------------------
                                         Weighted-                 Weighted-
                                          average                   average
                             Number of    exercise    Number of     exercise
                              shares       price        shares       price
                            -----------  ----------  ------------  ----------
Balance outstanding at
beginning of year               843,185      $ 3.05       516,685     $  2.28

Granted                         516,000        4.35       366,500        4.19
Exercised                      (127,262)       1.24             -           -
Forfeited                      (159,322)       3.78       (40,000)       3.50

Balance outstanding at
end of year                   1,072,601        3.78       843,185        3.05

Options exercisable at
end of year                     134,361        2.96       115,502        1.35

Weighted-average fair
value of options granted
during the year                 $  2.05                   $  2.39

The following table summarizes information about stock options outstanding at March 31, 1998:


               Number     Weighted-                   Number
                out-       average      Weighted-    exercis-      Weighted-
              standing    remaining      average      able at       average
 Exercise     at March     contrac-     exercise     March 31,     exercise
  price       31, 1998    tual life       price        1998          price
---------    ----------   ----------   ----------   ----------    -----------
$    1.24       146,101          7.8      $  1.24       52,136        $  1.24
     3.50       108,000          8.0         3.50       27,833           3.50
4.00-4.50       812,500          9.3         4.27       48,392           4.28
     4.88         6,000          9.4         4.88        6,000           4.88
             ----------   ----------   ----------   ----------    -----------
              1,072,601          8.9         3.78      134,311           2.96
             ==========                             ==========

     In addition to options granted under the Plan, the Company also granted 900,000 options in connection with the hiring of a new CEO in the current year. 500,000 of these options were issued at prices below fair market value and a total of $240,000 in compensation expense related to these options will be recognized ratably over one to four years. In 1998, total compensation expense for these options was $41,425.

     The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1997 - expected dividend yield zero percent, risk-free interest rate of 6.75 percent, expected life of 5 years, and expected stock-price volatility of 62.9 percent; 1998 - expected dividend yield zero percent, risk-free interest rate of 5.34 percent, expected stock-price volatility of 45.14 percent, and expected life of five years.

     The Company applies APB 25 in accounting for both its Plan and nonqualified options. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                        1998         1997
                                                    ------------ -----------
Net income (loss)                       As reported $     62,975      22,416
                                          Pro forma     (506,344)   (110,965)

Basic earnings (loss) per share         As reported         0.01        0.01
                                          Pro forma        (0.10)      (0.03)

Diluted earings (loss) per share        As reported         0.01        0.00
                                          Pro forma        (0.09)      (0.03)

     The full impact of calculating compensation cost for stock options under SFAS No. 123 may not be representative of the effects on reported net income for future years.

     Stock Warrants

Outstanding warrants to purchase shares of the Company's common stock are as follows:

 Number of warrants       Exercise price              Expiration date
 ------------------       ---------------             ---------------
       223,024               $  3.50                      May 1998
        70,000                  3.75                   January 1999
       320,000                  5.50                     July 1999
       279,330                  3.58                     July 1999
        42,500              4.00 - 5.50                   May 1999
        70,000              4.50 - 4.75         March through September 1999
        57,500              4.13 - 4.25           February through May 2001
    ----------
     1,062,354
    ==========

     Private Placement

     In August of 1997, the Company completed a private offering of unregistered shares of its common stock to certain accredited investors. The shares were sold in units at $12.50 per unit, with each unit consisting of three shares of common stock plus a warrant to purchase one share of common stock for $5.50 before May 31, 1999. In the offering, the Company sold 240,000 units consisting of 720,000 shares of common stock and warrants to purchase 240,000 shares of common stock from which $2,937,380 in net cash proceeds were received.

     In June 1996, the Company completed a private offering of unregistered shares of its common stock to certain accredited investors. The shares were offered in units, at $7.00 per unit, with each unit consisting of two shares of common stock plus a warrant to buy one share of common stock for $3.50 before April 30, 1998. In the offering, the Company sold 223,024 units consisting of 446,048 shares of common stock and warrants to purchase 223,024 shares of common stock from which $1,561,168 of net cash proceeds were received.

     Employee Stock Purchase Plan

     The Company has adopted a stock purchase plan under which 200,000 shares of common stock are reserved for future issuance to employees of the Company. The purpose of the stock purchase plan is to provide a method whereby certain employees of the Company may acquire a proprietary interest in the Company through the purchase of shares of common stock. The stock purchase plan is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code. As of March 31, 1998, the Company had sold 24,678 shares to employees of the Company.


(11) Recent Accounting Pronouncements

     In June 1997, the FASB issued Statement of Financial Accounting Standards No., 130, Reporting Comprehensive Income and Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an enterprise and Related Information. These statements, which are effective for periods beginning after December 15, 1997 expand or modify disclosures and, accordingly, will have no impact on the Company's reported financial position, results of operation, or cash flows. The Company will adopt these statements for the year ended March 31, 1999.

                        Independent Auditors' Consent






 The Board of Directors
 Sento Technical Innovations Corporation


 We consent to incorporation by reference in the registration statement No 333-12917 on Form 2-8 of Sento Technical Innovations Corporation of our report dated June 16, 1998, relating to the consolidated balance sheets of Sento Technical Innovations Corporation and subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended March 31, 1998 and the eleven months ended March 31, 1997, which report appears in the March 31, 1998 annual report on Form 10-K of Sento Technical Innovations Company.



                                    /s/ KPMG Peat Marwick LLP
                                    KPMG Peat Marwick LLP


 Salt Lake City, Utah
 June 29, 1998

                   Sento Technical Innovations Corporation


Name of Subsidiary                      State of Incorporation
------------------                      ----------------------
Sento Ltd.                                   England

Sento Australia Pty. Ltd.                    Australia

Dewpoint Distributed Solutions, Inc.         Utah

Sento Consulting Corporation                 Utah

Sento Technical Services Corporation         Utah

Sento Training Corporation                   Utah

                            EMPLOYMENT AGREEMENT

     THIS EMPLOYMENT AGREEMENT (the "Agreement") is entered into effective as of the first day of December, 1997 by and between Sento Technical Innovations Corporation, a Utah corporation (the "Company"), and Kieth E. Sorenson (the "Executive").

     WHEREAS, the Company desires to retain and employ the Executive, and the Executive desires to accept such employment, on the terms and subject to the conditions set forth in this Agreement.

     Accordingly, the parties agree as follows:

1.   Employment, Duties and Acceptance.

          1.1 Employment by the Company. The Company hereby agrees to employ the Executive as a full-time executive employee of the Company in the position of Chief Executive Officer of the Company for the Term (as hereinafter defined) to render such services and to perform such duties as shall be required by the Bylaws of the Company (the "Bylaws") and as the Board of Directors of the Company (the "Board of Directors") shall reasonably request.

          1.2 Acceptance of Employment by the Executive. The Executive hereby accepts the employment described in the preceding paragraph and shall render the services described therein. If appointed by the Board of Directors, the Executive also shall serve during all or any part of the Term as any other officer (so long as the Executive remains employed in the position of Chief Executive Officer) and/or (so long as the Executive is elected by the shareholders of the Company) as a director of the Company without any compensation therefor other than as specified in this Agreement.

          1.3 Chairman of the Board. In addition to the services described above, during the period of the Executive's service as a director of the Company, as elected by the Company's shareholders, the Board of Directors may, from time to time, elect the Executive to serve in various capacities on the Board of Directors, including as Chairman of the Board of Directors.
Upon any such election during the Term, the Executive agrees to serve in the capacities designated by the Board of Directors from time to time.

          1.4 Termination of Existing Contracts. The Executive hereby agrees that all agreements, arrangements and contracts, whether written or oral (including all existing agreements, arrangements and contracts relating to remuneration of the Executive in exchange for his service as a director of the Company), relating to the Executive's current employment or service on behalf of or for the benefit of the Company, or any of its subsidiaries and affiliates, shall be terminated as of the Commencement Date (as defined in Section 2 below); provided, however, that (a) upon election by the Company's shareholders, the Executive shall continue to serve as a director of the Company, without additional compensation therefor, from time to time in accordance with the Articles of Incorporation of the Company (the "Articles") and the Bylaws and (b) the Executive shall continue to serve without salary as an officer and/or director of any such subsidiary or affiliate if the Executive was an officer and/or director of any such entity immediately prior to the Commencement Date. The Executive covenants and agrees that he will not enter into any agreement, arrangement or contract inconsistent with this Agreement.

     2. Term of Employment. The term of the Executive's employment under this Agreement (the "Term") shall commence on the first day of December, 1997 (the "Commencement Date") and shall continue through and expire on the second anniversary thereof, unless earlier terminated as herein provided. The Term shall be automatically renewed for successive periods of one (1) year on each anniversary of the Commencement Date, beginning with the second anniversary thereof, unless earlier terminated as herein provided.

     3.   Compensation and Other Benefits.

          3.1 Compensation. As compensation for services to be rendered by the Executive pursuant to this Agreement:

               3.1.1 The Company shall pay to the Executive, during the Term, a salary equal to One Hundred Eighty Thousand Dollars ($180,000) per annum (the "Annual Salary") in the form of (I) One Hundred Twenty Thousand Dollars ($120,000) in cash and (ii) Fourteen Thousand (14,000) shares (the "Shares") of the Company's common stock, $0.25 par value (the "Common Stock"), such component of the Annual Salary consisting of shares of the Common Stock to be issued in four equal installments, each in the amount of Three Thousand Five Hundred (3,500) shares, upon the first day of each calendar quarter during the Term. The Annual Salary shall be subject to such increases as the Compensation Committee of the Board of Directors may recommend and the Board of Directors may, in its discretion, approve.

               3.1.2 The Company shall pay to the Executive, within forty five (45) days of the execution hereof, One Hundred Thousand and No/100 Dollars ($100,000) in cash (the "Signing Bonus"); provided, however, that if the Executive resigns or is terminated for Cause (as defined below) prior to the first anniversary of the Commencement Date, then the Executive shall refund to the Company the full amount of the Signing Bonus; and, further provided, that if the Executive resigns or is terminated for Cause on or after the first anniversary of the Commencement Date but prior to the second anniversary of the Commencement Date, then the Executive shall refund to the Company the full amount of the Signing Bonus less Eight Thousand Three Hundred Thirty-Three and 33/100 Dollars ($8,333.33) for each full calendar month after the first anniversary after the Commencement Date during which the Executive remained in the employ of the Company.

               3.1.3 The Company does hereby grant to the Executive, subject to the provisions of Section 3.2 below, non-qualified options representing the right to purchase shares of the Common Stock as follows:

                    (a) Options to purchase One Hundred Thousand (100,000) shares of Common Stock at an exercise price equal to Three and 50/100 Dollars ($3.50) per share, which shall vest and become exercisable upon the first anniversary of the Commencement Date (the "$3.50 Options");

                    (b) Options to purchase Four Hundred Thousand (400,000) shares of Common Stock at an exercise price equal to Four and 50/100 Dollars ($4.50) per share, which shall vest and become exercisable in accordance with Section 3.2 (the "$4.50 Options"); and

                    (c) Options to purchase Four Hundred Thousand (400,000) shares of Common Stock at an exercise price equal to Five and 50/100 Dollars ($5.50) per share, which shall vest and become exercisable in accordance with Section 3.2 (the "$5.50 Options" and, together with the $3.50 Options and the $4.50 Options, the "Options").

               3.1.4 Commencing with the Company's fiscal year ending March 31, 1999, the Company shall pay to the Executive, subject to the terms and conditions of Section 3.3 hereof, an amount equal to the Annual Bonus (as defined in Section 3.3 below) within forty-five days of the end of each full fiscal year of the Company ending during the Term. The Company shall not pay the Annual Bonus or any portion thereof with respect to the Company's fiscal year ending March 31, 1998.

The Executive shall also be eligible, during the Term, to receive cash bonuses and such other compensation, whether in the form of stock options, stock appreciation rights, restricted stock awards or otherwise (collectively, with, the Options and the Annual Bonus, the "Additional Compensation"), as the Board of Directors (or Compensation Committee thereof) may, at its discretion, approve. The Annual Salary and the Additional Compensation shall be payable and issued, as the case may be, in accordance with the applicable payroll option and/or other compensation policies and plans of the Company as from time to time in effect, less such deductions as shall be required to be withheld by applicable law and regulations. The Executive shall bear all of his own tax liabilities arising out of or in connection with the Annual Salary and the Additional Compensation.

          3.2  The Options.

               3.2.1     Term, Vesting and Exercise.

                    (a) All of the Options shall have a term of ten (10) years and shall expire on the tenth anniversary of the Commencement Date, unless earlier canceled pursuant to this Agreement.

                    (b) The Executive's right to exercise the $4.50 Options and the $5.50 Options with respect to Eight Thousand Three Hundred Thirty-Four (8,334) shares of the Common Stock, respectively, shall vest upon execution of this Agreement. For each of the forty-six (46) months immediately following the month of the Commencement Date, the Executive's right to exercise the $4.50 Options and the $5.50 Options with respect to Eight Thousand Three Hundred Thirty-Four (8,334) shares of the Common Stock, respectively, shall vest on a monthly basis on the first day of each such month. The Executive's right to exercise the $4.50 Options and the $5.50 Options with respect to the remaining Eight Thousand Three Hundred and Two (8,302) shares of the Common Stock subject to the $4.50 Options and the $5.50 Options, respectively, shall vest on the first day of the forty-seventh
(47th) month following the month of the Commencement Date.

                    (c) Except as set forth in Section 6.3, the Executive shall not have any right, title or interest in or to any Options with respect to which the Executive's rights have not vested prior to the termination or expiration of this Agreement.

               3.2.3 Registration Rights. On the terms and subject to the conditions set forth in Appendix I hereto, the provisions of which are incorporated by reference, the Company agrees to register under the Securities Act of 1933, as amended (the "Securities Act"), the Common Stock issuable and/or transferable upon the exercise of the Options (the "Option Shares").

               3.2.4 Restrictions on Transfer. The Executive shall not assign, sell, hypothecate, pledge, encumber or otherwise transfer any interest in the Options without the express written consent of the Company. The certificates, if any, evidencing the Options and the certificates evidencing the Option Shares (with the exception of any Option Shares registered under the Securities Act pursuant to this Section 3.2) shall be stamped or otherwise imprinted with a legend substantially in the following form:

          THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND ARE "RESTRICTED SECURITIES" WITHIN THE MEANING OF RULE 144 PROMULGATED UNDER THE SECURITIES ACT ("RULE 144"). THESE SECURITIES HAVE BEEN ACQUIRED FOR INVESTMENT AND MAY NOT BE SOLD OR TRANSFERRED WITHOUT COMPLYING WITH RULE 144 IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT OR OTHER COMPLIANCE UNDER THE SECURITIES ACT. THE SECURITIES ARE SUBJECT TO ADDITIONAL RESTRICTIONS AS SET FORTH IN THAT CERTAIN EMPLOYMENT AGREEMENT, DATED AS OF DECEMBER 1, 1997, BETWEEN SENTO TECHNICAL INNOVATIONS CORPORATION, A UTAH CORPORATION AND KIETH E. SORENSON.

          3.3  The Annual Bonus.

               3.3.1 The "Annual Bonus" for a given year (the "Bonus Year") shall be equal to the result obtained by multiplying the Average Percentage Increase (as defined below) by the amount of the Annual Salary for the year. The "Average Percentage Increase" shall be equal to the weighted average of (i) the quotient obtained by dividing (a) the difference between the diluted earnings per share of the Company for the Bonus Year (the "Bonus Year Earnings") and the diluted earnings per share of the Company for the year immediately preceding the Bonus Year (the "Preceding Year Earnings") by (b) the Preceding Year Earnings and
     (ii) the quotient obtained by dividing (a) the difference between the gross revenues of the Company for the Bonus Year (the "Bonus Year Revenues") and the gross revenues of the Company for the year immediately preceding the Bonus Year (the "Preceding Year Revenues") by
     (b) the Preceding Year Revenues. For purposes of this Section 3.3 the diluted earnings per share of the Company shall be determined according to the Company's financial statements, in accordance with generally accepted accounting principles. No portion of the Annual Bonus shall be deemed to have been earned prior to the last day of the related Bonus Year and prior to such last day the Executive shall not be entitled to any such portion.

               3.3.2 Solely for purposes of clarifying the intent of the parties with respect to the calculation of the Annual Bonus, the following hypothetical example illustrates the manner in which the parties intend to calculate the amount of the Annual Bonus. The following example is presented solely for purposes of illustration and does not represent or estimate the expectation of the parties with respect to the actual amounts to be included therein. Assuming that the Annual Salary is $180,000, the Bonus Year Earnings and Bonus Year Revenues are $.10 and $20,000,000, respectively, and the Preceding Year Earnings and Preceding Year Revenues are $.05 and $15,000,000, respectively, then the Average Percentage Increase would be equal to 66.7% (e.g. [(($.10-.$.05)/$.05) + (($20,000,000-
     $15,000,000)/$15,000,000))]/2) and the Annual Bonus would be equal to $120,000 (e.g. 67.5% * $180,000).

          3.4 Participation in Employee Benefit Plans. The Executive shall be permitted, during the Term, if and to the extent eligible, to participate in any group life, hospitalization or disability insurance plan, health program, pension plan, similar benefit plan or other so-called "fringe benefits" of the Company, which may be available to all other executives of the Company generally on the same terms as such other executives.

          3.5 Reimbursement of Business Expenses. The Executive may incur reasonable, ordinary and necessary business expenses in the course of his performance of his obligations under this Agreement, including expenses for travel, food, entertainment and premiums attributable to any insurance policy maintained for the benefit of the Company and authorized by the Board of Directors. The Company shall reimburse the Executive for all such business expenses if (I) such expenses are incurred by the Executive in accordance with the Company's business expense reimbursement policy, if any, as may be established and modified by the Company from time to time and (ii) the Executive provides to the Company a record of (a) the amount of the expense,
(b) the date, place and nature of the expense, c the business reason for the expense and (d) all supporting documentation as may be required from time to time by the relevant tax laws or regulations. The Company shall have no obligation to reimburse the Executive for expenses that are not incurred and substantiated as required pursuant to this Section 3.5.

     4.   Non-Competition.

          4.1 Covenants Against Competition. The Executive acknowledges that (I) the Company, which for purposes of this Article 4 includes Sento Technical Innovations Corporation and all of its subsidiaries and affiliates, including such subsidiaries and affiliates as may be formed, incorporated or acquired during the Restricted Period (as defined in Section 4.1.1), is engaged in the business of developing, configuring, marketing and distributing computer hardware and software in the areas of system management, office automation and value-added reselling and servicing of third party software and providing related consulting, training and support services (including telephone support services) (as such business is conducted by the Company at any time during the Term, the "Business"); (ii) he is one of a limited number of persons who has performed or will perform a significant role in developing the Business; (iii) the Business is conducted throughout the United States and in a number of countries outside of the United States; (iv) his work for the Company has given him, and will continue to give him, trade secrets of and confidential information concerning the Company; (v) the agreements and covenants contained in this Article 4 are essential to protect the Business and goodwill of the Company; (vi) he has means to support himself and his dependents other than by engaging in the Business and the provisions of this Article 4 will not impair such ability. Accordingly, the Executive covenants and agrees as follows:

               4.1.1 Non-Compete. During the Restricted Period, the Executive shall not, within the Territory (as defined below), directly or indirectly, (I) engage in the Business or any aspect of the Business for the Executive's own account in competition with the Company; (ii) enter the employ of, or render any services to, any person which competes with the Company in the Business; or (iii) become interested in any such person in any capacity, including as an individual, partner, shareholder, officer, director, principal, member, manager, agent or trustee; provided, however, the Executive may own, directly or indirectly, securities of any person, whether or not such securities are traded on a national securities exchange or over-the-counter market, so long as the Executive does not own five percent (5%) or more of any class of securities of such person. For purposes of this Agreement, the term "Restricted Period" shall mean the Term (including any renewals thereof), unless the Executive is terminated without Cause (as defined below) or the Company elects not to renew this Agreement, in which event the Restricted Period (as defined below) shall continue until the end of the Severance Payment Period (as defined below). For purposes of this Agreement, the term "Territory" shall mean and include (a) all of the United States of America, whether or not the Company or any of its subsidiaries or affiliates have conducted the Business (or any development or expansion thereof (in all such states) and (b) all foreign countries in which the Company or any of its subsidiaries or affiliates has conducted the Business (or any development or expansion thereof) on or before the termination of this Agreement.

               4.1.2 Confidential Information; Personal Relationships. During the Restricted Period and for a period of two (2) years thereafter, the Executive shall keep secret and retain in strict confidence, and shall not use for the benefit of himself or others, all confidential matters of the Company, including, without limitation, "know-how," trade secrets, customer lists, details of client or consultant contracts, pricing policies, operational methods, marketing plans or strategies, product development techniques or plans, business acquisition plans, new personnel acquisition plans, methods of production and distribution, technical processes, designs and design projects, inventions and research projects of the Company learned by the Executive heretofore or during the Restricted Period.

               4.1.3 Property of the Company. All memoranda, notes, lists, records and other documents or papers (and all copies thereof), including such items stored in computer memories, on microfiche or by any other means, made or compiled by or on behalf of the Executive, or made available to the Executive relating to the Company, other than purely personal matters, are and shall be the Company's property and shall be delivered to the Company promptly upon the termination of the Executive's employment (whether such termination is for Cause or otherwise) or at any other time on request of the Company.

               4.1.4 Employees of the Company. During the Restricted Period and thereafter for as long as the Executive shall remain an employee, officer or director of or consultant to the Company, the Executive shall not, directly or indirectly, hire or solicit any employee of the Company away from the Company or encourage any such employee to leave such employment.

               4.1.5 Consultants of the Company. During the Restricted Period and thereafter for as long as the Executive shall remain an employee, officer or director of or consultant to the Company, the Executive shall not, directly or indirectly, hire or solicit any consultant then under contract with the Company or encourage such consultant to terminate such relationship.

               4.1.6 Customers and Suppliers of the Company. During the Restricted Period and thereafter for as long as the Executive shall remain an employee, officer or director of or consultant to the Company, the Executive shall not, directly or indirectly, solicit any customer or supplier of the Company or encourage such customer or supplier to terminate its relationship with the Company.

          4.2 Rights and Remedies upon Breach. If the Executive breaches, or threatens to commit a breach of, any of the provisions of Section 4.1 (the "Restrictive Covenants"), the Company shall have the following rights and remedies, each of which rights and remedies shall be independent of the others and severally enforceable, and each of which is in addition to, and not in lieu of, any other rights and remedies available to the Company under law or in equity:

               4.2.1 Specific Performance. The right and remedy to have the Restrictive Covenants specifically enforced by any court of competent jurisdiction, it being agreed that any breach or threatened breach of the Restrictive Covenants would cause irreparable injury to the Company and that money damages would not provide an adequate remedy to the Company.

               4.2.2 Accounting. The right and remedy to require the Executive to account for and pay over to the Company all compensation, profits, monies, accruals, increments or other benefits derived or received by the Executive as the result of any transactions constituting a breach of the Restrictive Covenants.

          4.3 Severability of Covenants. The Executive acknowledges and agrees that the Restrictive Covenants are reasonable and valid in geographical and temporal scope and in all other respects. If any court determines that any of the Restrictive Covenants, or any part thereof, is invalid or unenforceable, the remainder of the Restrictive Covenants shall not thereby be affected and shall be given full effect, without regard to the invalid portions.

          4.4 Blue-Penciling. If any court determines that any of the Restrictive Covenants, or any part thereof, is unenforceable because of the duration or geographic scope of such provision, such court shall have the power to reduce the duration or scope of such provision, as the case may be, and, in its reduced form, such provision shall then be enforceable.

          4.5 Enforceability in Jurisdictions. The Company and the Executive intend to and hereby confer jurisdiction to enforce the Restrictive Covenants upon the courts of any jurisdiction within the geographical scope of the Restrictive Covenants. If the courts of any one or more of such jurisdictions hold the Restrictive Covenants unenforceable by reason of the breadth of such scope or otherwise, it is the intention of the Company and the Executive that such determination not bar or in any way affect the Company's right to the relief provided above in the courts of any other jurisdiction within the geographical scope of the Restrictive Covenants, as to breaches of such covenants in such other respective jurisdictions, such covenants as they relate to each jurisdiction being, for this purpose, severable into diverse and independent covenants.

     5. Representations and Warranties. In order to induce the Company to enter into this Agreement, the Executive hereby acknowledges, represents, warrants and agrees that:

          5.1 The Company has previously made available for inspection by the Executive financial statements and other financial, corporate and business information and records with respect to the Company.

          5.2 The Executive may have to bear the economic risk of any investment related to the Shares, the Option Shares and the Options (the "Securities") for an indefinite period of time.

          5.3 No representations, promises or agreements have been made concerning the marketability or value of the Securities or (except as expressly set forth in Section 3.2 and Appendix I) that any of the Securities will be registered under the Securities Act or any state securities or blue sky laws at any time in the future or will otherwise be qualified for sale under the applicable securities laws.

          5.4 No representations, warranties, promises or agreements have been made to the Executive with respect to any of the following:

               5.4.1 The approximate or exact length of time the Executive will be required to remain an owner of the Securities;

               5.4.2 The percentage of profit and/or the amount or type of consideration (including dividends), profit or loss (including tax write-offs and/or tax benefits) to be realized, if any, as a result of an investment in the Securities; and/or

               5.4.3 That the past performance or experience of the Company will in any way indicate the results of future operations of the Company, the results of the ownership of the Securities, or the likelihood of achievement of the overall objectives of the Company.

          5.5 The Executive is able to bear the substantial economic risks of an investment in the Company, including but not limited to the possibility of the complete loss of the Executive's investment in the Securities, the lack of a public market, and the limited transferability of the Securities which may make the liquidation of this investment impossible for the indefinite future. The Executive has no need for liquidity in such investment, and could afford a complete loss of such investment. The Executive has reached the age of majority and has adequate means of providing for the Executive's current needs and personal contingencies.

          5.6 The Executive is an "accredited investor" as that term is defined in Regulation D promulgated under the Securities Act of 1933, as amended. The Executive is familiar with such Regulation D and the terms and conditions thereof.

          5.7 The Executive has such knowledge and experience in financial and business matters that the Executive is capable of evaluating the merits and risks of the investment in the Company and of protecting his own interests.

          5.8 The Securities will be acquired for the Executive's own account for investment and not with a view toward resale or distribution thereof, and the Executive does not now have any reason to anticipate any change in the Executive's circumstances or other particular occasion or event which would cause the Executive to sell any of the Securities or any interest therein.

          5.9 The Executive has received and reviewed all business, corporate and financial documents and records concerning the Company that the Executive wishes to receive and review.

          5.10 The Executive has been given an opportunity to discuss the history, business, corporate matters and prospects of the Company and the management thereof with the officers and directors of the Company. The Executive is fully informed with respect to the merits and risks associated with the Securities and with the history, management business, prospects and corporate matters of the Company.

          5.11 Neither the Executive's execution and delivery of this Agreement nor the performance of his obligations hereunder will (I) violate any restriction of any government, governmental agency or court to which the Executive is subject, (ii) conflict with, result in a breach of, constitute a default under or require any notice under any agreement, arrangement or contract to which Executive is a party or by which the Executive is bound or
(iii) be limited or restricted by any such agreement, arrangement or contract.

          5.12 All representations and warranties set forth above or in any other written statement or document delivered by the Executive in connection with the transactions contemplated hereby will be true and correct in all respects on and as of the date of the sale of any of the Securities and the exercise of any Options as if made on and as of such date and will survive such sale and/or exercise.

          5.13 The Executive understands the meaning and legal consequences of the representations and warranties contained in this Agreement and agrees to indemnify and hold harmless the Company and its directors, officers, agents and representatives from and against any and all loss, damage or liability due to or arising out of a breach of or the inaccuracy of any representation or warranty of the Executive in this Agreement. Notwithstanding any of the representations, warranties, acknowledgments or arrangements made herein by the Executive, the Executive does not hereby or in any manner waive any right granted to the Executive under federal or state securities laws.

     6.   Termination.

          6.1 Termination upon Death. If the Executive dies during the Term, this Agreement shall terminate, except that the Executive's legal representatives, successors, heirs or assigns shall be entitled to receive the Annual Salary, the Additional Compensation and other accrued benefits, if any, earned or vested up to the date of the Executive's death; provided, however, if any Additional Compensation or other benefits are governed by the provisions of any written employee benefit plan or policy of the Company, any written agreement contemplated thereunder or any other separate written agreement entered into between the Executive and the Company, the terms and conditions of such plan, policy or agreement shall control in the event of any discrepancy or conflict with the provisions of this Agreement regarding such Additional Compensation or other benefit due to the Executive upon the death, termination or disability of the Executive pursuant to Article 6 hereof.

          6.2 Termination for Cause. The Company has the right, at any time during the Term, subject to all of the provisions hereof, exercisable by serving notice, effective in accordance with its terms, to terminate the Executive's employment under this Agreement and discharge the Executive for Cause. If such right is exercised, the Company's obligation to the Executive shall be limited to the payment of any unpaid Annual Salary, Additional Compensation (other than the Options) and other benefits, if any, accrued up to the effective date (which shall not be retroactive) specified in the Company's notice of termination. If the Company terminates the Executive for Cause, all Options that have not been exercised by the Executive prior to the effective date of the Company's notice of termination, whether or not such options are vested or exercisable, shall be automatically canceled and shall be of no further force or effect. As used in this Section 6.2, the term "Cause" shall mean and include (I) a material breach by the Executive of the terms of this Agreement, not cured within twenty (20) days after such breach,
(ii) the wrongful misappropriation of any money, assets or other property of the Company or any subsidiary or affiliate of the Company, (iii) the conviction of the Executive for any felony or a crime involving moral turpitude, (iv) the Executive's chronic alcoholism or chronic drug addiction, or (v) subject to the provisions of Section 6.5 below, the Executive's unwillingness to carry out the material duties of his position as an officer of the Company.

          6.3 Termination for Reason Other than Cause. Notwithstanding any other provision of this Agreement, the Board of Directors, in its discretion, may elect to terminate this Agreement, and the Executive's employment hereunder, at any time prior to the expiration of the Term. In the event the Board of Directors elects to terminate this Agreement for any reason other than for Cause or elects not to renew the Term pursuant to Section 2, the Company shall pay to the Executive any unpaid Annual Salary, Additional Compensation and other benefits, if any, accrued up to the effective date (which shall not be retroactive) specified in the Company's notice of termination plus an amount equal in value to the Severance Payment (described in the following sentence). The "Severance Payment" shall be equal to (I) the Annual Salary that would otherwise be payable through the end of the Term, in the event such termination occurs prior to the first anniversary of the Commencement Date (a "First Year Termination") or (ii) the Annual Salary that would otherwise be payable during a one-year period, in the event such termination occurs on or after the first anniversary of the Commencement Date. The Severance Payment shall be payable by the Company in equal monthly installments on the first day of (I) in the case of a First Year Termination, each month that would otherwise occur during the remainder of the Term, or
(ii) in the case of any later termination of the Executive without Cause, each of the twelve months immediately following such termination (all such months during which an installment of the Severance Payment is due constituting the "Severance Payment Period"). In addition to the foregoing, in the event the Board of Directors elects to terminate this Agreement for any reason other than Cause or elects not to renew the Term pursuant to
Section 2, the Executive's rights in the $3.50 Options shall vest immediately and shall be exercisable for a period of thirty (30) days following such effective date (after which thirty (30) day period the $3.50 Options shall expire).

          6.4 Change in Control. In the event that prior to the termination of this Agreement a majority of the then outstanding shares of the Common Stock or all or substantially all of the assets of the Company are acquired by a person (whether an individual or an entity) not controlled by the Company (including the current shareholders of the Company), (I) the Company shall pay to the Executive an amount (in cash or shares of the Common Stock or a combination thereof, as determined by the Board of Directors) equal to the value of two (2) times the Annual Salary and (ii) each of the Options shall vest and become exercisable in full on the day immediately preceding the closing of such acquisition.

          6.5 Suspension upon Disability. If during the Term the Executive becomes physically or mentally disabled, whether totally or partially, as evidenced by the written statement of a competent physician licensed to practice medicine in the United States, so that the Executive is unable to substantially perform his services hereunder for (I) a period of six consecutive months, or (ii) for shorter periods aggregating six months during any twelve-month period, the Company may at any time after the last day of the six consecutive months of disability or the day on which the shorter periods of disability equal an aggregate of six months, by written notice to the Executive, suspend the Term of the Executive's employment hereunder and discontinue payments of the Annual Salary, Additional Compensation (other than the Options) and other benefits. In the event the Company suspends the Term pursuant to the preceding sentence, all Options which are, as of the date of the Company's notice to the Employee, vested and exercisable in accordance with Section 3.2 above shall continue to be exercisable for a period of one hundred eighty (180) days from the date of the Company's notice, after which time all of the Options, whether or not such Options are vested or exercisable, shall be automatically canceled and shall be of no further force or effect. If at any time the Executive shall no longer be disabled, as evidenced by the written statement of a competent physician licensed to practice medicine in the United Sates, the Company may at its election fully reinstate, and if such disability was for a period of not more than twelve consecutive months the Company shall fully reinstate the employment of the Executive pursuant to this Agreement and shall commence payment of the Annual Salary and all of the terms of this Agreement shall resume in full force for the balance of the Term. Nothing in this Section
6.5 shall be deemed to extend the Term.

     7. Insurance. The Company may, from time to time, apply for and take out, in its own name and at its own expense, naming itself or others as the designated beneficiary (which it may change from time to time), policies for health, accident, disability or other insurance upon the Executive in any amount or amounts that it may deem necessary or appropriate to protect its interest. The Executive agrees to aid the Company in procuring such insurance by submitting to reasonable medical examinations and by filling out, executing and delivering such applications and other instruments in writing as may reasonably be required by an insurance company or companies to which any application or applications for insurance may be made by or for the Company.

     8. Golden Parachute Excise Tax Gross-Up. In the event that, upon the termination of this Agreement, the Severance Payment or other amount or benefit payable to the Executive pursuant to the terms of this Agreement constitute "excess parachute payments," as defined in Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"), and would be subject to the excise tax imposed by Section 4999 of the Code (the "Excise Tax"), then the Company shall pay to the Executive an amount equal to the amount of the Excise Tax payable by the Executive and attributable to the Severance Payment and other amounts payable under the terms of this Agreement, as determined by the mutual agreement of the Company and the Executive. If the Company and the Executive are unable to determine the amount of the payment required pursuant to this Section 8, the determination of the Executive's Excise Tax liability shall be made in writing by the Company's independent public accounting firm (the "Accountants"). In the event the actual amount of the Excise Tax incurred by the Executive is determined by the Internal Revenue Service to be greater or lesser than the amount determined by the Company and the Executive or the Accountants, as applicable, the Company and the Executive agree to promptly make such additional payments to the other party as the Accountants reasonably determine are appropriate to ensure that the net economic effect to the Executive under this Section 8, on an after tax basis, is as if the Excise Tax did not apply to the Executive. For purposes of making the calculations required by this Section 8, the Accountants may make reasonable assumptions and approximations concerning applicable taxes and may rely on interpretations of the Code for which there is a "more likely than not correct" tax reporting position. The Company and the Executive shall furnish to the Accountants such information and documents as the Accountants may reasonably require in order to make a determination under this Section 8. Each of the Company and the Executive shall pay one-half of the costs and expenses of the Accountants attributable to performing the duties required by this Section 8. The amounts payable by the Company to the Executive pursuant to this Section 8 shall be paid in cash not later than fifteen (15) days following the determination of the amount of such payments.

     9.   Other Provisions.

          9.1 Notices. Any notice or other communication required or permitted hereunder shall be in writing and shall be delivered personally, telegraphed, telexed, sent by facsimile transmission or sent by certified, registered or express mail, postage prepaid. Any such notice shall be deemed given when so delivered personally, telegraphed, telexed or sent by facsimile transmission or, if mailed, five days after the date of deposit in the United States mail, as follows:

               (i)  if to the Company, to:

                    Sento Technical Innovations Corporation
                    Attn:  Robert K. Bench
                    311 North State Street
                    P.O. Box 1970
                    Orem, Utah 84059

               (ii) if to the Executive, to him care of the Company at the above address.

          Any party may change its address for notice hereunder by notice to the other parties hereto.

          9.2 Entire Agreement. This Agreement contains the entire agreement and understanding between the parties with respect to the subject matter hereof and supersedes all prior agreements, written or oral, with respect thereto; provided, however, that nothing herein shall in any way limit the obligation, rights or liabilities of the parties under any existing written stock option agreement separately entered into by the parties.

          9.3 Waivers and Amendments. This Agreement may be amended, modified, superseded, canceled, renewed or extended, and the terms and conditions hereof may be waived, only by a written instrument signed by the parties or, in the case of a waiver, by the party waiving compliance. No delay on the part of any party in exercising any right, power or privilege hereunder shall operate as a waiver thereof, nor shall any waiver on the part of any party of any right, power or privilege hereunder, nor any single or partial exercise of any right, power or privilege hereunder preclude any other or further exercise thereof or the exercise of any other right, power or privilege hereunder.

          9.4 Governing Law; Venue. This Agreement shall be governed and construed in accordance with the laws of the State of Utah applicable to agreements made and to be performed entirely within such State. The parties submit themselves to the jurisdiction of the Federal and state courts located in Utah and agree to commence any lawsuit arising under or relating to this Agreement in such courts.

          9.5 Assignment. This Agreement, and any rights and obligations hereunder, may not be assigned by any party hereto without the prior written consent of the other party, except that the Company may assign this Agreement to any of its subsidiaries or affiliates without the Executive's consent provided such assignment does not diminish any of the Executive's duties, positions, benefits, rights or obligations hereunder.

          9.6 Counterparts. This Agreement may be executed in two or more counterparts, each of which shall be deemed an original but all of which together shall constitute one and the same instrument.

          9.7 Headings; Interpretation. The headings in this Agreement are for reference purposes only and shall not in any way affect the meaning or interpretation of this Agreement. The use of the word "including" in this Agreement shall be construed to mean "including without limitation".

          IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

                         SENTO TECHNICAL INNOVATIONS CORPORATION



                         By: ______________________________________
                         Name: ____________________________________
                         Title: ___________________________________


                         __________________________________________
                         Kieth E. Sorenson, an individual


                                 APPENDIX I


                       REGISTRATION RIGHTS PROVISIONS


     1. Certain Definitions. Capitalized terms used in this Appendix I that are not otherwise defined herein shall have the respective meanings assigned to them in that certain Employment Agreement, dated as of December 1, 1997 (the "Agreement"), to which this Appendix I is attached, if therein defined. For the purposes of this Appendix I, the following terms shall have the following meanings:

          (a) "Registrable Securities" shall mean the Option Shares transferrable upon exercise of the Options (when and if transferred in accordance therewith).

          (b) "1934 Act" shall mean the Securities Exchange Act of 1934, as amended.

     2.   Registration Rights.

          (a) Required Registration. At any time during the term of the Options, the Executive may request the Company to register under the Securities Act all or any portion of the shares of Registrable Securities held by the Executive for sale in the manner and number specified in such notice and the Company shall use its best efforts to cause to be registered all of the Registrable Securities in the manner and number specified in such notice; provided, however, that the exercise of such registration rights shall be subject to the following limitations:

               (I) the registration rights granted in this Section 2(a) may be exercised on four (4) occasions (with expenses to be allocated pursuant to Section 5 hereof) and on each such occasion with respect to no fewer than 100,000 shares of Common Stock;

               (ii) the Company shall have no obligation to register any of the Registrable Securities unless the Registrable Securities are eligible for registration on Form S-3; and

               (iii) the Company shall have no obligation to take any action to register or qualify any of the Registrable Securities in any jurisdiction in which the Company would be required to execute a general consent to service of process in effecting such registration or qualification unless the Company is already subject to service in such jurisdiction and except as may be required by the Securities Act.

          (b) Incidental Registration. Whenever the Company proposes to register any shares of the Common Stock under the Securities Act for a public offering for cash (other than a registration relating to employee benefit plans or to a transaction under Rule 145 of the Securities Act), the Executive may request, within ten (10) days of his receipt of notice that the Company is contemplating such offering, that the Company include in such registration all or any portion of the Registrable Securities and the Company shall use its best efforts to cause to be included in such registration all of the Registrable Securities which the Executive requests to be registered. The Executive agrees to sell such Registrable Securities in the same manner and on the same terms and conditions as the other holders of Common Stock which the Company proposes to register. The Executive's election to exercise his registration rights in connection with any registration described in this
Section 2(b) shall be deemed an exercise of the Executive's rights pursuant to Section 2(a)(I) and shall reduce accordingly the number of occasions under which the Executive may exercise such rights.

          (c) Shelf Registration. The Company may, in its discretion, or, upon the request of the Executive, the Company shall, undertake any registration contemplated by this Section 2 in accordance with the requirements of Rule 415 promulgated under the Securities Act in order to permit the offering of the Registrable Securities to be sold by the Executive on a continuous basis in accordance with requirements of such Rule 415.

          (d) Underwriting. In the event the Executive exercises the registration rights set forth in Section 2(b) in connection with a registered public offering involving an underwriting, the right of the Executive to registration shall be conditioned upon the participation by the Executive in such underwriting and the inclusion of the Registrable Securities of the Executive in the underwriting to the extent provided herein. The Executive shall (together with the Company and the other holders distributing their securities through such underwriting) enter into an underwriting agreement in customary form with the managing underwriter selected for such underwriting by the Company. Notwithstanding any other provision of this subsection, if the managing underwriter determines that marketing factors require a limitation of the number of shares to be underwritten, the managing underwriter may limit the Registrable Securities to be included in such registration. The Company shall so advise the Executive and the other holders distributing their securities through such underwriting, and the number of shares of Registrable Securities and other securities that may be included in the registration and underwriting shall be allocated among the Executive and other holders thereof in proportion, as nearly as practicable, to the respective number of Registrable Securities or other securities entitled to inclusion in such registration held by the Executive and other selling Shareholders participating in such underwriting. If the Executive or any other holder disapproves of the terms of any such underwriting, he may elect to withdraw therefrom by written notice to the Company and the managing underwriter.

     3. Obligations of the Company. Whenever required under Section 2 of this Appendix I to use its best efforts to effect the registration of any of the Registrable Securities, the Company shall, as expeditiously as possible:

          (a) Prepare and file with the Securities and Exchange Commission a registration statement with respect to such Registrable Securities and use its best efforts to cause such registration statement to become and remain effective;

          (b) Prepare and file with the Securities and Exchange Commission such amendments and supplements to such registration statement and the prospectus used in connection therewith as may be necessary to comply with the provisions of the Securities Act with respect to the disposition of all securities covered by such registration statement;

          (c) Furnish to the Executive such number of copies of a prospectus, including a preliminary prospectus and all amendments and supplements thereto, in conformity with the requirements of the Securities Act, and such other documents as the Executive may reasonably request in order to facilitate the disposition of Registrable Securities owned by him; and

          (d) Use its best efforts to register and qualify the securities covered by such registration statement under such other securities or Blue Sky laws of such jurisdictions as shall be reasonably appropriate, as determined by the Company and its counsel, for the distribution of the securities covered by the registration statement, provided that the Company shall not be required in connection therewith or as a condition thereto to qualify to do business or to file a general consent to service of process in any such states or jurisdictions.

     4. Furnish Information. It shall be a condition precedent to the obligations of the Company to take any action pursuant to this Appendix I that the Executive shall furnish to the Company such information regarding him, the Registrable Securities held by him and the intended method of disposition thereof as the Company shall request and as shall be required in connection with the action to be taken by the Company.

     5. Expenses of Registration. All expenses incurred in connection with the first two (2) registrations of the Registrable Securities pursuant to
Section 2 above (excluding underwriting commissions and discounts, all of which shall be paid by the Executive), including, without limitation, all registration and qualification fees, printing and accounting fees and reasonable fees and disbursements of counsel for the Company and of counsel to the Executive shall be borne by the Company. All expenses incurred in connection with any other registration of the Registrable Securities (including, without limitation, underwriting commissions and discounts, registration and qualification fees, printing and accounting fees, fees and disbursements of counsel to the Executive and reasonable fees and disbursements of counsel for the Company) shall be borne by the Executive.

     6. Delay of Registration. The Executive shall not have any right to take any action to restrain, enjoin or otherwise delay any registration as the result of any controversy which might arise with respect to the interpretation or implementation of this Appendix I; but nothing in this
Section 6 shall be construed as limiting the Executive's right to damages for breach of this Appendix I.

     7. Indemnification. In the event any of the Registrable Securities are included in a registration statement under this Appendix I:

          (a) The Company will indemnify and hold harmless the Executive against any losses, claims, damages or liabilities, joint or several, to which he may become subject under the Securities Act, or otherwise, insofar as such losses, claims, damages or liabilities (or actions in respect thereof) arise out of or are based upon (i) any untrue or alleged untrue statement of any material fact contained in such registration statement, including any preliminary prospectus or final prospectus contained therein or any amendments or supplements thereto, or (ii) any violation of the Securities Act, including any rule or regulation promulgated thereunder applicable to the Company in connection with any such registration, or (iii) the omission or alleged omission to state therein a material fact required to be stated therein, or necessary to make the statements therein not misleading; and will reimburse the Executive for any legal or other expenses reasonably incurred by him in connection with investigating or defending any such loss, claim, damage, liability or action; provided, however, that the indemnity agreement contained in this Section 7 shall not apply to amounts paid in settlement of any such loss, claim, damage, liability or action if such settlement is effected without the consent of the Company (which consent shall not be unreasonably withheld) nor shall the Company be liable in any such case for any such loss, claim, damage liability or action to the extent that it arises out of or is based upon an untrue statement or alleged untrue statement or omission or alleged omission made in connection with such registration statement, preliminary prospectus, final prospectus, or amendments or supplements thereto, in reliance upon and in conformity with any information furnished to the Company by the Executive or any of his affiliates or counsel expressly for use in connection with such registration.

          (b) The Executive will indemnify and hold harmless the Company, each of its directors, each of its officers who have signed such registration statement, each person, if any, who controls the Company within the meaning of the Securities Act and any counsel or underwriter for the Company (within the meaning of the Securities Act) against any losses, claims, damages or liabilities to which the Company or any such director, officer, controlling person, counsel or underwriter may become subject, under the Securities Act or otherwise, insofar as such losses, claims, damages or liabilities (or actions in respect thereto) arise out of or are based upon (i) any untrue or alleged untrue statement of any material fact contained in such registration statement, including any preliminary prospectus or final prospectus contained therein or any amendments or supplements thereto, (ii) any violation of the Securities Act, or (iii) the omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, in each case to the extent, but only to the extent, that such untrue statement or alleged untrue statement or omission or alleged omission was made in such registration statement, preliminary prospectus, final prospectus, or amendments or supplements thereto, in reliance upon and in conformity with any information furnished to the Company by the Executive or any of his affiliates or counsel expressly for use in connection with such registration; and the Executive will reimburse any legal or other expenses reasonably incurred by the Company or any such director, officer, controlling person, counsel or underwriter in connection with investigating or defending any such loss, claim, damage, liability or action; provided, however, that the liability of the Executive under this Section 7 shall be limited to the amount of proceeds received by the Executive from the sale of the Registrable Securities (or any of the Options with respect thereto). It is agreed that the indemnity agreement contained in this Section 7 shall not apply to amounts paid in settlement of any such loss, claim, damage, liability or action if such settlement is effected without the consent of the Executive (which consent shall not be unreasonably withheld).

          (c)  Promptly after receipt by a party indemnified under this
Section 7 of notice of commencement of any action for which indemnification is required pursuant to this Section 7, such indemnified party will, if a claim in respect thereof is to be made against any indemnifying party under this Section 7, notify the indemnifying party in writing of the commencement thereof and the indemnifying party shall have the right to participate in, and to the extent the indemnifying party desires, jointly with any other indemnifying party similarly noticed, to assume the defense thereof with counsel mutually satisfactory to the parties. The failure of any indemnified party to give notice required by this Section 7 shall not release the indemnifying party from its obligations hereunder, unless such failure results in prejudice to the indemnifying party; but the omission to so notify the indemnifying party will not relieve him of any liability which he may have to any indemnified party other than under this Section 7.

     8. Transfer of Registration Rights. No portion of the registration rights of the Executive under this Appendix I shall be transferred by the Executive without prior written consent of the Company, which consent shall not be unreasonably withheld.

     9. Reporting Requirements. With a view toward making available the benefits of certain rules and regulations of the Securities and Exchange Commission that may at any time permit the sale of the Registrable Securities with or without registration, from and after the effective date of the Company's initial registration statement under the Securities Act, the Company agrees to:

          (a) Timely file and keep available such information, documents and reports as may be required or prescribed by the Securities and Exchange Commission under Section 13 or 15(d) (whichever is applicable) of the 1934 Act as well as any other information, reports and documents required of the Company under the Securities Act or 1934 Act;

          (b) Use its best efforts to qualify for the use of Form S-3 to register the Registrable Securities in a secondary offering; and

          (c) Furnish to the Executive or any of his transferees, forthwith upon request, a written statement by the Company as to its compliance with the reporting requirements of Rule 144, the Securities Act and the 1934 Act, as well as a copy of the most recent annual or quarterly report of the Company and such other reports and documents of the Company as the Executive or any of his transferees may reasonably request in availing himself of any rule or regulation of the Securities and Exchange Commission allowing the Holder or any of his transferees to sell such securities with or without registration.