Form 10QSB
period 1998-06-30
SENTO TECHNICAL INNOVATIONS CORP
filed 1998-08-14
CIK 4317

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           Form 10-QSB
(Mark one)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended: June 30, 1998

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 06425

                              SENTO CORPORATION
                            -----------------
      (Exact name of small business issuer as specified in its charter)

            Utah                                       87-0284979
-------------------------------                   -------------------
(State or other jurisdiction of                   (I.R.S. Employer
 Incorporation or organization)                   Identification No.)

                         808 East Utah Valley Drive
                         American Fork, Utah 84003
                         --------------------------
                  (Address of Principal Executive Offices)

Registrant's telephone number, including area code: (801)492-2900

                  Sento Technical Innovations Corporation
                     311 North State, Orem Utah  84057
                   ---------------------------------
              (Former name, former address and former fiscal year,
                       if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X      No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                 Class                  Outstanding at June 30, 1998
          ---------------------         ----------------------------
          Common capital stock,                  5,825,664
                $.25 par value

Transitional Small Business Disclosure Format (check one):
Yes           No   X

                          Sento Corporation
                   Quarterly Report on Form 10-QSB
                  for the Quarter ended June 30, 1998

                                      INDEX


  Part I - Financial Information

     ITEM 1.  Financial Statements

     Condensed Consolidated Balance Sheets -
     June 30, 1998 and March 31, 1998

     Condensed Consolidated Statements of Operations -
     Three Months Ended June 30, 1998 and 1997

     Condensed Consolidated Statements of Cash Flows -
     Three Months Ended June 30, 1998 and 1997

     Notes To Financial Statements

     ITEM 2.

     Management's Discussion and Analysis or Plan of Operation



  Part II - OTHER INFORMATION

     ITEM 2

     Changes in Securities

     ITEM 5

     Other Information

     ITEM 6

     Exhibits and Reports on Form 8-K

     Signatures

  PART I.  FINANCIAL INFORMATION
  ITEM I. FINANCIAL STATEMENTS

                                SENTO CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Condensed Balance Sheet





                                                    June 30,       March 31,
                                                      1998           1998
                      Assets                       (Unaudited)

                     -------                       ------------   ------------
  Current assets:

  Cash                                               $5,209,826     $5,807,014


  Accounts receivable (net)                           3,030,308      4,076,715

  Inventories                                           303,909        302,172
  Other current assets                                1,634,689      2,015,059

                                                    -----------    -----------

  Total current assets                               10,178,732     12,200,960

  Property and equipment (net)                        1,304,815      1,274,902
  Intangible assets (net)                             1,386,992      1,513,758


  Other assets                                        1,065,724        871,032

                                                   ------------    -----------

  Total Assets                                       13,936,263    $15,860,652
                                                   ============    ===========

       Liabilities and Stockholders' Equity

  Current liabilities:

  Current portion of long-term debt                    $199,260       $131,774
  Accounts payable                                    1,684,482      2,720,562

  Accrued liabilities                                 1,200,360      1,399,197

  Deferred revenue                                    2,236,704      2,280,510

                                                     ----------    -----------
  Total current liabilities                           5,320,806      6,532,043

  Long-term liabilities:

  Deferred revenue                                            0        175,000

  Convertible bonds                                     944,533        944,533
  Long-term debt, excluding current portion             414,622        362,959

  Deferred tax liability                                271,539        271,539





                                                     ----------    -----------

  Total long-term liabilities                         1,630,694      1,754,031
  Stockholders' equity :

  Common stock                                        1,453,742      1,435,268

  Additional paid-in capital                          6,190,445      5,950,290

  Cumulative effect of foreign currency                (52,956)       (49,889)
  translation
  Deferred compensation                               (306,012)      (338,357)

  Retained earnings (deficit)                         (300,456)        577,266

                                                     ----------    -----------

  Total stockholders' equity                          6,984,763      7,574,578
                                                    -----------    -----------

                                                    $13,936,263    $15,860,652

                                                    ===========    ===========

                                SENTO CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                  Three months   Three months
                                                     ended          ended
                                                  June 30, 1998  June 30, 1997
                                                   ------------   ------------

  Revenues:

  Product sales and maintenance                      $3,346,934     $2,753,315

  Training                                              766,223              0
  Consulting                                            849,165        615,600

  Technical services                                    694,644        615,599

                                                    -----------    -----------

  Total revenues                                      5,656,966      3,984,514
  Cost of sales                                       3,808,827      2,651,706

                                                    -----------    -----------





  Gross profit                                        1,848,139      1,332,808

  Costs and expenses:
  Selling and marketing                               2,238,223      1,000,927

  General and administrative                            777,613        753,486

  Amortization                                          126,766              0

                                                   ------------   ------------
  Total costs and expenses                            3,142,602      1,754,413

  Operating income (loss)                           (1,294,463)      (421,605)

  Other income (expense)                                466,653         26,274

                                                   ------------   ------------
  Income (loss) before taxes                          (827,810)      (395,331)

  Income tax expense                                     49,912            250

                                                   ------------   ------------

  Net loss                                           $(877,722)     $(395,581)
  Basic net loss per share                               $(.15)          (.09)

  Diluted net loss per share                                N/A            N/A

  Shares used in per share calculation:

    Basic                                             5,790,109      4,351,247
    Diluted                                           6,290,536      4,704,367

                                SENTO CORPORATION
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                  Three months   Three months
                                                     ended          ended
                                                  June 30, 1998  June 30, 1997

                                                   ------------    -----------

  OPERATING ACTIVITIES
  Cash flows from operating activities:

  Net loss                                           $(877,722)     $(395,581)





  Adjustments to reconcile net income (loss) to net cash provided by operating activities:

  Depreciation & amortization                           231,802         47,409
  Decrease (increase) in assets:

  Accounts receivable                                 1,046,407      (590,983)

  Other assets                                          183,942      (199,136)

  Increase (decrease) in liabilities:
  Accounts payable                                  (1,036,080)        264,013

  Accrued liabilities                                 (198,837)        268,323

  Other deferred revenue                              (218,806)        147,603

                                                   ------------    -----------
  Net cash provided by (used in) operating            (869,294)      (458,352)
  activities:

  INVESTING ACTIVITIES

  Cash flows from investing activities:

  Proceeds from the sale of an asset                          0          1,400
  Purchase of furniture and equipment                 (102,605)       (24,131)

                                                   ------------   ------------

  Net cash proved by (used in) investing              (102,605)       (22,731)
  activities

  FINANCING ACTIVITIES
  Cash flows from financing activities:

  Proceeds from issuance of stock                       258,629          2,236

  Subscriptions                                               0        762,500

  Issuance of long-term debt                            146,219              0
  Foreign currency translation                          (3,067)              0

  Principal payments of long-term debt                 (27,070)        (2,010)

                                                   ------------   ------------

  Net cash provided by (used in) financing              374,711        762,726
  activities
  Net decrease in cash                                (597,188)        281,643

  Cash at beginning of period                         5,807,014      2,225,338





  Cash at end of period                               5,209,826     $2,506,981

  SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
  Cash paid for interest                                $25,720         $4,722

  Cash paid for income taxes                             $3,615         $  250

                                SENTO CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)


  A.   BASIS OF PRESENTATION

       The balance sheet as of June 30, 1998, the statements of operations for the three month periods ended June 30, 1998 and June 30, 1997, and the statements of cash flows for the three month periods ended June 30, 1998 and June 30, 1997 have been prepared by the Company without audit. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

       Operating results for the three months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the Company's fiscal year ending March 31, 1999. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended March 31, 1998.


  B.   INVENTORIES

       Inventories at June 30, 1998 and March 31, 1998 consist primarily of computer hardware and software available for resale.


  C.   COMPREHENSIVE LOSS

       The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," effective April 1, 1998. SFAS 130 establishes standards for reporting and displaying comprehensive earnings
  (loss) and its components in financial statements. The components of the Company's comprehensive earnings (loss) are as follows:


                                              Three months      Three months
                                                 ended             ended
                                             June 30, 1998     June 30, 1997





                                            ----------------    --------------

  Net loss                                         (877,722)         (395,581)
  Foreign currency translation                       (3,067)                 0
  adjustment, net of income taxes

  Comprehensive loss                               (880,789)         (395,581)




  D.   COMMON STOCK

       In June, 1996 the Company completed a private offering to sell unregistered shares of its common stock to certain accredited investors. The shares were offered in units, at $7.00 per unit, with each unit consisting of two shares of common stock plus one warrant to buy one share of common stock for $3.50 before April 30, 1998. In the first quarter of 1998, 73,894 warrants were exercised for proceeds of $258,629.


  E.   LOSS PER COMMON SHARE

       Earnings (loss) per common share is computed based on the weighted-average number of common shares and, as appropriate, dilutive common stock equivalents outstanding during the period. Stock options are considered to be common stock equivalents.

       Basic earnings (loss) per common share is the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period. Diluted earnings (loss) per share is the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period.

       In calculating earnings (loss) per common share, the earnings (loss) were the same for both the basic and diluted calculation. For the three months ended June 30, 1998, there were outstanding common stock equivalents to purchase 4,021,191 shares of common stock that were not included in the computation of the net loss per common share as the effect would have been anti-dilutive, thereby decreasing the net loss per common share.


  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  GENERAL

  Sento Corporation ("Sento") provides integrated information technology ("IT") solutions for Windows NT, UNIX, Open VMS, Internet/Intranet, and networked computing environments. Through its wholly-owned subsidiaries, Sento





  delivers outsourced training, consulting, technical support services, hardware and software solutions.

  Sento Training Corporation ("Sento Training") provides classroom training courses, seminar training workshops, customized corporate training programs, and multi-media presentations, all of which are designed to teach and reinforce skills required to make IT systems work effectively. Sento Consulting Corporation delivers customized IT consulting services intended to help Sento clients realize the benefits of advanced IT solutions in the areas of network, systems, and financial information consulting. Sento Technical Services Corporation offers a range of IT outsourcing services consisting of "call center,""helpdesk," and technical support services. DewPoint Distributed Solutions Corporation provides distribution, reseller, and channel management for leading software and hardware manufacturers.

  In addition, the Company conducts substantially all of its foreign operations through Sento Australia Pty. Ltd. based in Sydney, Australia and Sento Limited, located near London, England.

  Historically, Sento operated as a Value Added Reseller generating revenues from its sales and distribution of third party hardware and software products. As a reseller, the Company is dependent on third-party suppliers, with over forty-five percent of the Company's revenues derived from products it obtained from two suppliers. During the past year, the Company began a strategic transition using its technical core competencies to offer IT outsourcing services such as help desk, systems and network consulting, and IT training.


  THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO
  THREE MONTHS ENDED June 30, 1998.


  Total Revenue

  Total revenue increased $1,672,452 to $5,656,966 for the quarter ended June 30, 1998 from $3,984,514 for the quarter ended June 30, 1997, representing a 42% increase. Revenues reflected represent the Company's four lines of business:

  Products and maintenance revenues, which include both computer hardware and software, increased 21% or $593,618 from $2,753,316 for the quarter ended June 30, 1997 to $3,346,934 for the quarter ended June 30, 1998. Approximately $1,246,323 of the revenues generated for the quarter ended June 30, 1998 were generated from the following acquisitions completed during the Company's fiscal year ended March 31, 1998: Australian Software Innovations Pty. Ltd., acquired in July 1997, CDG Technologies, acquired in July 1997, PC Business Solutions, acquired in August 1997, and Software Innovations Ltd., acquired in October 1997.

  Training, which represents revenues generated by Sento Training through its acquisition, on December 31, 1997, of Astron Incorporated. Revenues were $766,223 for the quarter ended June 30, 1998 compared to no revenues for the quarter ended June 30, 1997.






  Consulting revenues, increased 38% or $233,565 from $615,600 for the quarter ended June 30, 1997 to $849,165 for the quarter ended June 30, 1998.

  Technical Services revenues increased 13% or $79,045 from $615,599 for the quarter ended June 30, 1997 to $694,644 for the quarter ended June 30, 1998.


  Cost of Sales

  Cost of sales consists primarily of salaries and employee benefits for the Company's full and part-time consultants, engineers, agents, and instructors; travel expenses relating to consulting and training activities; the costs to third party manufacturers for software and hardware products, and depreciation of office equipment used in the technical support services.

  Cost of sales increased $1,157,121 to $3,808,827 for the quarter ended June 30, 1998 from $2,651,706 for the quarter ended June 30, 1997. The increase in cost of sales is a reflection of both the increase in sales and an increase in the cost of third party hardware and software. Cost of sales as a percentage of sales increased from 66% for the quarter ended June 30, 1997 to 67% for the quarter ended June 30, 1998. This reflects the continuing deterioration of profit margins associated with reselling third party manufacturer's hardware and software products. This continuing decrease in profit margins was one of the factors that prompted the Company's initiative to expand its product offerings to include additional IT services such as training and technical support services.


  Selling and Marketing Expenses

  Selling and marketing expenses consist of salaries, commissions, and employee benefits for sales executives, managers, and sales personnel associated with the Company's direct sales force which operates from four geographical locations in the United States, two locations in Australia, and one location in England; it also includes marketing, travel and business development costs directly associated to the sales function.

  Sales and marketing costs increased $1,364,062 to $2,364,989 for the quarter ended June 30, 1998, compared to $1,000,927 for the quarter ended June 30, 1997. This represents an increase of 136% . Sales and marketing expenses as a percent of total revenues increased from 25% for the period ended June 30, 1997 to 41% for the period ended June 30, 1998. These increases relate to increased sales activities in the Company's legacy product lines and also the expansion of the Company's sales and marketing activities to launch its two new lines of IT training and IT technical support services.


  General and Administrative Expenses

  General and administrative expenses increased $24,127 to $777,613 for the quarter ended June 30, 1998, compared to $753,486 for the quarter ended June 30, 1997.





  Operating loss increased $872,858 to $1,294,463 for the quarter ended June 30, 1998, compared to a loss of $421,605 for the quarter ended June 30, 1997. This increased loss resulting principally from decreased gross margins for the Company's legacy business as a reseller of third party hardware and software products and the Company's increased activities relating to its launch of its two new service lines, IT training and technical services.

  Other income for the quarter ending June 30, 1998 consisted of interest income, amortization of deferred revenue relating to the Company's sale of its Open Aviator product to BMC in July of 1997, and a gain on sale of assets during the quarter.


  LIQUIDITY AND CAPITAL RESOURCES

  At June 30, 1998 the Company had approximately $5,209,826 of cash and cash equivalents, compared to $5,807,014 at March 31, 1998. The Company's primary sources of liquidity have been cash from operations, cash received from sale of assets and cash provided through equity offerings. In addition the company has financed most of the equipment utilized in its business through long term leasing arrangements.

  Operating activities used net cash of $869,294 for the quarter ended June 30, 1998 and $458,352 for the quarter ended June 30, 1997. The Company used $102,605 and $24,131 for the purchase of furniture and equipment for the quarters ended June 30, 1998 and 1997 respectively. The Company received $258,629 and $2,236 from proceeds of stock issued pursuant to the exercise of stock options and warrants during the quarters ending June 30, 1998 and 1997 respectively. The Company anticipates its existing sources of liquidity, expected lease lines, and funds generated from operations, will provide adequate cash to fund its operations through the third quarter of fiscal 1999. As part of its growth strategy, the Company is actively looking for acquisition opportunities. Acquisitions will require the Company to find alternate sources of funding.


  Year 2000

  The Company believes that the effect of the Year 2000 on its internal information systems will have an immaterial impact on the Company. Year 2000 compliance is creating significant demand for IT products and services such as those provided by the Company. There can be no assurance that the passage of the Year 2000 will not have a material adverse effect on the demand for the Company's services. In addition, while the Company is not aware of any existing or potential claims, the occurrence of Year 2000 related system failures in the information systems of clients of the Company could have a material adverse effect on the Company's business, financial condition and results of operation, whether or not the Company bears any responsibility, legal or otherwise, for the occurrence of those problems.


  Recently Issued Financial Accounting Standards





  In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 establishes new standards for reporting information about operating segments in interim and annual financial statements. This statement is effective for fiscal years beginning after December 15, 1997. The Company does not believe that SFAS No. 131 will have a significant impact on its financial statements.


  Safe Harbor Provision

  This Form 10-QSB contains certain forward-looking statements (as defined in Section 21E of the Securities Exchange Act of 1934, as amended) that involve substantial risks and uncertainties. When used in this Form 10-QSB, the words "anticipate" and "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results, performance or achievements expressed in, or implied by, these forward-looking statements. Risks and uncertainties and other factors that could cause or contribute to such differences include, but are not limited to, difficulties in attracting and retaining highly skilled employees; the Company's ability to manage rapid growth and expansion into new geographic areas and service lines; the Company's ability to manage the risks associated with client projects and risks related to recently completed and potential future acquisitions; The Company's ability to develop IT solutions that keep pace with continuing changes in technology, evolving industry standards and changing client preferences; and risks related to Year 2000 failures in client's information systems. These and other risks, uncertainties and other factors are more fully described in the Company's 10-KSB.


  PART II:  OTHER INFORMATION

  Item 2.   Changes in Securities
       a. In June 1996 the Company completed a private offering to sell unregistered shares of its common stock to certain accredited investors. The shares were offered in units, at $7.00 per unit, with each unit consisting of two shares of common stock plus one warrant to buy one share of common stock for $3.50 before April 30, 1998. In the first quarter of 1998, 73,894 warrants were exercised for proceeds of $258,629.

            The sale of the units was effected in reliance upon exemptions for sales of securities not involving any public offering, as set forth in Section 4(2) of the Securities Act. The Company's reliance upon such exemptions was based upon representations and warranties of the purchasers contained in subscription documents submitted to the Company by each purchaser, as well as the Company's review of purchaser questionnaires submitted by each purchaser.

  Item 3.   Defaults on Senior Securities
       a.   None

  Item 4.   Submission of Matters to Vote of Security Holders





       a.   None

  Item 5.   Other Information
       a. In connection with recent revisions to Rule 14a-8 and related rules promulgated under the Securities Exchange Act of 1934, as amended, the Company has elected to provide the following information regarding discretionary proxy voting at the Company's 1999 annual meeting of shareholders (the "1999 Meeting"). If a shareholder desiring to advance a proposal for consideration at the Company's 1999 Meeting fails to notify the Company of the proposal at least 45 days prior to the month and day of mailing the Company's proxy statement relating to the 1998 annual meeting of shareholders (July
            7), then management proxies will be allowed to use their discretionary voting authority when the proposal is raised at the 1999 meeting, without any discussion of the matter in the Company's proxy statement.

  Item 6.   Exhibits and Reports on Form 8K
       a.   Exhibits - Exhibit No. 27 Financial Data Schedule (EDGAR)



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              SENTO CORPORATION
                              (Registrant)


                                   /s/ Kieth E. Sorenson
                              By:  ---------------------
                                   Kieth E. Sorenson
                                   President and Chief Executive Officer



                                   /s/ Robert K. Bench
                              By:  -------------------
                                   Robert K. Bench
                                   Executive Vice President and
                                   Chief Financial Officer