Form 10QSB
period 1998-09-30
SENTO CORP
filed 1998-11-16
CIK 4317

================================================================================
                                  UNITED STATES
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the Quarter Ended September 30, 1998


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                          COMMISSION FILE NUMBER 06425

            UTAH                           SENTO CORPORATION                       87-0284979
                                  Exact Name of Small Business Issuer
(State or other Jurisdiction of        as Specified in its Charter              (I.R.S. Employer
Incorporation or Organization)   (Address of Principal Executive Offices)       Identification No.)
                                       808 East Utah Valley Drive
                                       American Fork, Utah 84003

          Issuers telephone number, including area code: (801) 492-2900


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes [X] No[ ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      Class                                                  Outstanding at
                                                            September 30, 1998
--------------------                                        --------------------
Common capital stock                                           5,812,512
  $.25 par value


Transitional Small Business Disclosure Format (check one):

                                 Yes [ ] No [X]


================================================================================

                                SENTO CORPORATION
                         Quarterly Report on Form 10-QSB
                        Quarter ended September 30, 1998


                                      INDEX


PART I.    FINANCIAL INFORMATION                                               Page

           Item 1.   Financial Statements

                     Condensed Consolidated Balance Sheets
                     September 30, 1998 and March 31, 1998                      3

                     Condensed Consolidated Statements of
                     Operations Three Months and Six Months
                     ended September 30, 1998 and 1997                          4

                     Condensed Consolidated Statements of
                     Cash Flows Six Months ended September 30,
                     1998 and 1997                                              5

                     Notes to Condensed Consolidated Financial
                     Statements                                                 6

           Item 2.   Management's Discussion and Analysis
                     Financial conditions and results of Operation              8



PART II.   OTHER INFORMATION

           Item 2.   Changes in Securities                                      14

           Item 5.   Other Information                                          16

           Item 6.   Exhibits and Reports on Form 8-K                           16


           Signatures


PART I     FINANCIAL INFORMATION
Item 1.    Financial Statements

                                SENTO CORPORATION
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                            SEPT. 30, 1998     MARCH 31, 1998
                                                            --------------     --------------
                                                              (UNAUDITED)
Current assets:
        Cash                                                  $  3,989,371       $  5,807,014
        Accounts receivable (net)                                2,994,174          4,076,715
        Inventories                                                229,564            302,172
        Other current assets                                     1,886,813          2,015,059
                                                              ------------       ------------
                Total current assets                             9,099,922         12,200,960

Property and equipment (net)                                     2,931,480          1,274,902
Intangible assets (net)                                          1,830,311          1,513,758
Other assets                                                       268,195            871,032
                                                              ------------       ------------
                Total Assets                                  $ 14,129,908       $ 15,860,652
                                                              ============       ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Current portion of long-term debt                      $    505,961      $    131,774
        Accounts payable                                          2,474,393         2,720,562
        Accrued liabilities                                       1,705,340         1,399,197
        Deferred revenue                                          1,519,238         2,280,510
                                                               ------------      ------------
                Total current liabilities                         6,204,932         6,532,043
Long-term liabilities:
        Deferred revenue                                                 --           175,000
        Convertible bonds                                           827,517           944,533
        Long-term debt, excluding current portion                 1,187,193           362,959
        Deferred tax liability                                      271,539           271,539
                                                               ------------      ------------
                Total long-term liabilities                       2,286,249         1,754,031
Minority interest                                                    31,919                --
Stockholders' equity:
        Common stock                                              1,467,631         1,435,268
        Additional paid-in capital                                6,367,010         5,950,290
        Treasury stock                                             (174,000)               --
        Cumulative effect of foreign currency translation           (61,811)          (49,889)
        Deferred compensation                                      (273,667)         (338,357)
        Retained earnings (deficit)                              (1,718,355)          577,266
                                                               ------------      ------------
                Total stockholders' equity                        5,606,808         7,574,578
                                                               ------------      ------------

                Total liabilities and stockholders' equity     $ 14,129,908      $ 15,860,652
                                                               ============      ============

                                SENTO CORPORATION
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              THREE MONTHS      THREE MONTHS     SIX MONTHS         SIX MONTHS
                                                  ENDED            ENDED            ENDED             ENDED
                                             SEPT. 30, 1998    SEPT. 30 1997    SEPT. 30, 1998    SEPT. 30, 1997
                                             --------------    -------------    --------------    --------------
Revenues:
        Product sales and maintenance         $  2,303,562      $  3,576,117      $  5,521,197      $  6,329,425
        Training                                   791,483                --         1,579,552                --
        Consulting                               1,204,025           640,370         2,182,007         1,255,970
        Technical services                         803,435           465,886         1,468,372         1,081,485
                                              ------------      ------------      ------------      ------------
                Total revenues                   5,102,505         4,682,373        10,751,128         8,666,880

Cost of sales                                    3,503,918         3,205,617         7,312,695         5,857,317
                                              ------------      ------------      ------------      ------------

        Gross profit                             1,598,587         1,476,756         3,438,433         2,809,563
                                              ------------      ------------      ------------      ------------

Costs and expenses:
        Selling and marketing                    2,148,277           895,423         3,881,870         1,525,003
        General and administrative               1,220,875         1,215,710         2,555,189         2,261,793
        Research and development                        --                78                --            78,828
        Depreciation and amortization              308,388            47,409           504,221            57,505
                                              ------------      ------------      ------------      ------------

                Total costs and expenses         3,677,540         2,158,620         6,941,280         3,923,129
                                              ------------      ------------      ------------      ------------
        Operating loss                          (2,078,953)         (681,864)       (3,502,847)       (1,113,566)

Other income (net)                                 331,411         2,611,940           907,226         2,648,311
                                              ------------      ------------      ------------      ------------
Income (loss) before taxes                      (1,747,542)        1,930,076        (2,595,621)        1,534,745
Income tax (expense) benefit                       349,912          (800,000)          300,000          (800,250)
                                              ------------      ------------      ------------      ------------

Net income (loss)                             $ (1,397,630)     $  1,130,076      $ (2,295,621)     $    734,495
                                              ============      ============      ============      ============

Basic net income (loss) per share             $      (0.24)     $       0.24      $      (0.40)     $       0.16

Diluted net loss per share                    $      (0.24)     $       0.23      $      (0.40)     $       0.15

Weighted average number of common
and common equivalent shares outstanding:

Basic                                            5,737,233         4,658,285         5,716,783         4,505,605
Diluted                                          5,737,233         4,942,167         5,716,783         4,789,000


                                SENTO CORPORATION
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                SIX MONTHS       SIX MONTHS
                                                                 ENDED              ENDED
                                                              SEPT. 30, 1998   SEPT. 30, 1997
                                                              --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss)                                       $(2,295,621)     $   734,495
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
        Gain on sale of assets                                     (127,640)      (2,655,110)
        Minority interest                                             9,366               --
        Depreciation & amortization                                 568,911           82,505
Decrease (increase) in assets:
        Accounts receivable                                       1,082,541           29,089
        Other assets                                                784,959       (1,551,711)
Increase (decrease) in liabilities:
        Accounts payable                                           (246,169)         452,367
        Accrued liabilities                                         341,892        1,287,127
        Other deferred revenue                                     (936,272)       1,524,659
                                                                -----------      -----------
Net cash used in operating activities                              (818,033)         (96,579)
                                                                -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Business acquisitions, net of cash                         (100,000)      (2,311,168)
        Proceeds from sale of assets                                     --        5,601,400
        Purchase of furniture and equipment                      (1,228,349)         (74,366)
                                                                -----------      -----------
        Net cash provided by (used in) investing activities      (1,328,349)       3,215,866
                                                                -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from issuance of stock                             296,318        2,926,743
        Issuance of long-term debt                                  146,219          164,589
        Principal payments of long-term debt                       (101,876)        (138,193)
        Proceeds from issuance of convertible bonds                      --        1,000,000
                                                                -----------      -----------
        Net cash provided by financing activities                   340,661        3,953,139
                                                                -----------      -----------
Effect of foreign exchange rates on cash                            (11,922)              --
                                                                -----------      -----------
        Net increase (decrease) in cash                          (1,817,643)       7,072,426
        Cash at beginning of period                               5,807,014        2,225,338
                                                                -----------      -----------
        Cash at end of period                                   $ 3,989,371      $ 9,297,764
                                                                ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
        Cash paid for interest                                  $    45,496      $    14,461
        Cash paid for income taxes                              $     3,615      $       250


                                SENTO CORPORATION
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)


A.          BASIS OF PRESENTATION

           Accompanying unaudited condensed consolidated financial statements are stated in accordance with the instructions to Form 10QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

           Operating results for the three and six months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1998.

B.          INVENTORIES

           Inventories at September 30, 1998 and March 31, 1998 consist primarily of computer hardware and software available for sale.

C.          COMPREHENSIVE LOSS

           The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," effective April 1, 1998. SFAS 130 establishes standards for reporting and displaying comprehensive earnings (loss) and its components in financial statements. The components of the Company's comprehensive earnings
           (loss) are as follows:

                                       SIX MONTHS ENDED        SIX MONTHS ENDED
                                       SEPT. 30, 1998           SEPT. 30, 1997
                                      ------------------      ------------------
Net income (loss)                         ($2,295,621)           $   734,495
Foreign currency translation
  adjustment, net of income taxes             (11,922)                     0
                                          -----------            -----------
Comprehensive income (loss)               ($2,307,543)           $   734,495
                                          ===========            ===========

                                      THREE MONTHS ENDED      THREE MONTHS ENDED
                                        SEPT. 30, 1998          SEPT. 30, 1997
                                      ------------------      ------------------
Net income (loss)                         ($1,397,630)           $ 1,139,076
Foreign currency translation
  adjustment, net of income taxes              (8,855)                     0
                                          -----------            -----------
Comprehensive income (loss)               ($1,406,485)           $ 1,139,076
                                          ===========            ===========

      D.   COMMON STOCK

           In the quarter ending June 30, 1998, 73,894 warrants issued in June of 1996, were exercised for proceeds of $258,629.

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

           In calculating loss per common share for the three and six months ended September 30, 1998, the loss was the same for both the basic and diluted calculation. For the three and six months ended September 30, 1998, there were outstanding common stock equivalents to purchase 768,365 and 751,522 shares of common stock respectively, that were not included in the computation of the net loss per common share as the effect would have been anti-dilutive, thereby decreasing the net loss per common share. For the three and six months ended September 30, 1997, there were outstanding common stock equivalents to purchase 283,882 and 274,395 shares of common stock, respectively.

           A reconciliation between the basic and diluted weighted-average number of common shares for the three months and nine months ended September 31, 1998 and September 30, 1997, is summarized as follows:

                                                               Three Months Ended                    Three Months Ended
                                                          -----------------------------           -----------------------------
                                                          Sept. 30            Sept. 30            Sept. 30           Sept. 30
                                                            1998                 1997               1998                1997
                                                          ---------           ---------           ---------           ---------
Basic weighted-average number of common shares
  outstanding during the period                           5,737,233           4,658,285           5,716,783           4,505,605

Weighted-average number of common stock options
  outstanding during the period                                   0             283,882                   0             274,395
                                                          ---------           ---------           ---------           ---------

Diluted weighted-average number of common
  shares outstanding during the period                    5,737,233           4,942,167           5,716,783           4,780,000
                                                          =========           =========           =========           =========

F.          BUSINESS ACQUISITION

           In August of 1998 the Company acquired all marketing rights to certain IT training courses from Educational Systems, Inc. for $100,000 cash and $500,000 in future royalties to be paid out over a 33 month period. The acquisition has been accounted for by the purchase method and, accordingly, the results of operations of Educational Systems, Inc. have been included in the Company's consolidated financial statements from August of 1998. The intellectual property and marketing rights are being amortized on a straight-line basis over 33 months. The purchase agreement also provides for additional payments over the next four years contingent on future sales of certain IT training courses. The additional payments, if any, will be accounted for as goodwill.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

Sento Corporation ("Sento" or the "Company") provides integrated information technology ("IT") solutions for Windows NT, UNIX, Open VMS, Internet/Intranet, and networked computing environments. Through its wholly owned subsidiaries, Sento delivers outsourced training, consulting, technical support services, hardware and software solutions.

Sento Training Corporation ("Sento Training") provides classroom training courses, seminar training workshops, customized corporate training programs and multi-media presentations, all of which are designed to teach and reinforce skills required to make IT systems work effectively. Sento Consulting Corporation ("Sento Consulting") delivers customized IT consulting services intended to help Sento customers realize the benefits of advanced IT solutions in the areas of network, systems and financial information. Sento Technical Services Corporation ("Sento Technical Services") offers a range of IT outsourcing services consisting of "call center", "helpdesk", and technical support services. The Company conducts substantially all of its foreign operations through Sento Australia Pty. Ltd. based in Sydney, Australia and Sento Limited, located near London, England. DewPoint Distributed Solutions Corporation, a majority owned (67%) subsidiary, provides distribution, reseller, and channel management for leading software and hardware manufacturers.

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997.

Revenues

Revenues increased 9% or $420,132; from $4,682,373 for the three months ended September 30, 1997 to $5,102,505 for the three months ended September 30, 1998. These revenues were generated from the following four areas:

Product sales and maintenance, which include both computer hardware and software. Revenues from this product line decreased 36% or $1,272,555; from $3,576,117 for the three months ended September 30, 1997 to $2,303,562 for the same period in 1998. This decrease is representative of the company's strategic transition from reselling third party products to marketing the Company's own product line of IT outsourced services. In addition, two of the Company's major suppliers experienced significant market share deterioration during the quarter ended September 30, 1998. The Company expects that revenues from product sales and maintenance ill represent a smaller percentage of the Company's revenues in the future as the Company continues to focus on its other sources of revenue.

Training revenues of $791,483 were generated through Sento Training, which was acquired in January 1998. The Company had no training revenues for the quarter ended September 30, 1997.

Consulting revenues increased 88% or $563,655; from $640,370 for the three months ended September 30, 1997 to $1,204,025 for the same period in 1998. This increase reflects of the company's strategic focus on providing IT services.

Technical services increased 72% or $337,549; from $465,886 for the three months ended September 30, 1997 to $803,435 for the same period in 1998. This increase reflects of the company's strategic focus on providing IT services. During the three months ended September 30, 1998 the company completed and moved into a new technical support call center.

Cost of Sales

Costs of Sales consists primarily of salaries and employee benefits for the Company's full and part-time consultants, engineers, agents, and instructors; travel expenses relating to consulting and training activities; the costs to third party manufacturers for software and hardware products, and depreciation of office equipment used in providing technical support services.

Cost of sales increased by $298,301 from $3,205,617 for the three months ended September 30, 1997 to $3,503,918 for the same period in 1998. This increase related primarily to the increase in corresponding revenues. Cost of sales, as a percent of revenues, remained constant at 69% for both periods.

Selling and Marketing Expenses

Selling and marketing expenses consist of salaries, commissions, and employee benefits for sales executives, managers, and sales personnel associated with the Company's direct sales force which operates from four geographical locations in the United States, two locations in Australia, and one location in England; it also includes marketing, travel and business development costs directly associated with the sales function.

Sales and marketing costs increased 140% or $1,252,854; from $895,423 for the three months ended September 30, 1997 to $2,148,277 for the three months ended September 30, 1998. This large increase relates primarily to the "start-up" activities associated with the company's two new services divisions, Sento Training and Sento Technical Services. In addition, during the three months ended September 1998, Sento acquired Educational Systems Inc., a third party marketing company which had exclusive marketing rights relating to the Company's training operations acquired in January of 1998. The Company recognized additional sales and marketing expenses associated with its integration of the marketing and sales functions of Educational Systems, Inc. during the three-month transition.

General and Administrative Expenses

General and administrative expenses remained relatively constant at $1,215,710 and $1,220,875 for the two periods ended September 30, 1997 and 1998, respectively.

Other income decreased $2,280,529, from $2,611,940 to $331,411 for the three-month periods ended September 30, 1997 and 1998 respectively. Other income for the three months ended September 30, 1997 related to a one-time sale of the company's Open Aviator software product to BMC Software, Inc. in July 1997. Other income during the quarter ended September 30, 1998 consisted primarily of amortization of deferred revenue related to that sale, gain on sale of assets and interest income.

Six Months Ended September 30, 1997 Compared to Six Months Ended September 30, 1998.

Revenue

Revenue increased 24% or $2,084,248; from $8,666,880 for the six months ended September 30, 1997 to $10,751,128 for the six months ended September 30, 1998. These revenues were generated from the following four areas:

Product sales and maintenance, which include both computer hardware and software. Revenues from this product line decreased 13% or $808,228; from $6,329,425 in 1997 to $5,521,197 for the same six-month period in 1998. This decrease is representative of the Company's strategic transition from reselling third party products to the Company's own product line of IT outsourced services. In addition two of the Company's major suppliers experienced significant market share deterioration during the six months ended September 30, 1998. Sento's management intends to continue to focus on providing IT outsourcing activities.

Training revenues of $1,579,552 were generated during the six months ended September 30, 1998, primarily through Sento Training, which was acquired in January 1998. The Company had no training revenues for the six months ended September 30, 1997.

Consulting revenues increased 74% or $926,037; from $1,255,970 for the six months ended September 30, 1997 to $2,182,007 for the same six-month period in 1998. This increase is reflects of the Company's strategic focus on providing IT services.

Technical services revenues increased 36% or $386,887; from $1,081,485 for the six months ended September 30, 1997 to $1,468,372 for the same six-month period in 1998. This increase is reflects of the Company's strategic focus on providing IT services. In August 1998 the Company completed and moved into a new technical support call center.

Cost of Sales

Cost of sales increased by $1,455,378 from $5,857,317 for the six months ended September 30, 1997 to $7,312,695 for the corresponding six-month period in 1998. This increase related primarily to the increase in revenues. Cost of sales, as a percentage of revenues, remained constant at 68% for both periods.

Selling and Marketing Expenses

Sales and marketing expenses increased 155% or $2,356,867; from $1,525,003 for the six month period ended September 30, 1997 to $3,881,870 for the six months ended September 30, 1998. This large increase related primarily to the "start-up" activities associated with the company's two new services divisions, Sento Training and Sento Technical Services. In addition, in August 1998, Sento acquired Educational Systems Inc., a third party marketing company which had exclusive marketing rights relating to the Company's training operations acquired in January of 1998. The Company recognized additional sales and marketing expenses associated with its integration of the marketing and sales functions of Educational Systems, Inc., during the three-month transition.

General and Administrative Expenses

General and administrative expenses increased $239,396, from $2,261,793 for the six months ended September 30, 1997 to $2,555,189 for the corresponding six-month period in 1998. This increase was primarily due to the associated costs of hiring several additional managers and additional start-up costs of two newly formed operating divisions during the six months ended September 30, 1998.

Other income decreased $1,741,085; from $2,648,311 to $907,226 for the six-month periods ended September 30, 1997 and 1998 respectively. Other income for the six-month period ended September 30, 1997 related to a one-time sale of the Company's Open Aviator software product to BMC Software, Inc. in July of 1997. Other income during the six-month period ended September 30, 1998 consisted primarily of amortization of deferred revenue related to that sale, gain on the sale of assets, and interest income.

Liquidity and Capital Resources

At September 30, 1998, the Company had $3,989,371 of cash compared to $5,807,814 at March 31, 1998. The Company's primary sources of liquidity have been cash received from sales of assets and cash provided through private sales of equity
 . In addition, the Company has financed some of its equipment utilized in its business through long-term leasing arrangements.

Operating activities used net cash of $818,033 for the six months ended September 30, 1998 and $96,579 for the six months ended September 30, 1997. The Company used $1,228,349 for the purchase of furniture and equipment during the six months ended

September 30, 1998. The Company's aggressive expansion and anticipated continued acquisition strategy will require the Company to find alternate sources of funding in addition to cash provided from operations during future periods. In the event the Company is not able to find such alternate sources of funding, its ability to pursue its business and acquisition strategy may be limited. There can be no assurance that the Company will be able to obtain necessary capital funding or terms favorable to the Company, if at all.

Year 2000

Sento Corporation has organized a Year 2000 oversight committee that is conducting an analysis of the Company's internal compliance and implementing necessary changes to ensure compliance. An overall five-phase plan has been implemented to coordinate the efforts of all offices worldwide.

The five-phase plan is outlined below:

        - Discovery: Creation of Year 2000 Project Plan, Organization of Oversight Committee consisting of Site Coordinators for each of the Sento Sites, Members of IT Management and Sr. Management, and Project Manager. Communication with Board of Directors.

        - Risk Assessment: Identify and document critical path items for all departments throughout Sento worldwide. Assess risk on each item. Determine current Year 2000 Compliance Status for each at risk item.

        - Equipment & Products: Inventory of internal systems and software and embedded logic equipment. Contacting all suppliers and manufacturers of equipment and products for Year 2000 status on products as well as their internal company Year 2000 readiness.

        - Testing: Conduct internal testing on all mission critical systems to assure no disruption of service or date-logic concerns.

        - Reporting & Contingency Plans: Reporting of results of above phases and proposed contingency plans for all high risk items.

To date, the Company has completed the Discovery Phase and is conducting the Risk Assessment and the Equipment and Products phases. Sento Corporation's mission critical systems primarily consist of newly purchased computers with Intel processors running Microsoft NT/Windows software. The Company's primary mission critical applications have been purchased with documented Year 2000 compliance. The phone system and security system for the Corporate office are newly purchased and Year 2000 certification verification is underway.

While the costs to address the Company's Year 2000 issues cannot readily be determined until the above five phases have been completed the nature of the systems and software that are implemented in the Company's critical path processes, the Company does not anticipate the costs associated with any corrective procedures will be material. The preceding statements regarding the Company's anticipated costs are forward-looking. Actual results could differ materially from those identified in the forward-looking statements. Factors affecting these results include the timing and cost of completing the Company's year 2000 assessment, the costs of any required remedial measures, the costs of failing to anticipate year 2000 issues that arise and the existence of any liability to third parties for failure by the Company to have adequately addressed its year 2000 issues.

In the near term, Year 2000 compliance is creating significant demand for IT products and services such as those provided by the Company. There can be no assurance that the passage of the Year 2000 will not have a material adverse effect on the demand for the Company's services. In addition, while the Company is not aware of any existing potential claims, the occurrence of Year 2000 related system failures in the information systems of clients of the Company could have a material adverse effect on the Company's business, financial condition and results of operation, whether or not the Company bears any responsibility, legal or otherwise, for the occurrence of those problems.

Recently issued Financial Accounting Standards

In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 establishes new standards for reporting information about operating segments in interim and annual financial statements. This statement is effective for fiscal years beginning after December 15, 1997. This statement expands disclosure requirements and, accordingly, will have no impact on the Company's reported financial condition, results of operations, or cash flows.

Safe Harbor Provision

This Form 10-QSB contains certain forward-looking statements (as defined in Section 21E of the Securities Exchange Act of 1934, as amended) that involve substantial risks and uncertainties. When used in this Form 10-QSB, the words "anticipate" and "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results, performance or achievements expressed in, or implied by, these forward-looking statements. Risks and uncertainties and other factors that could cause or contribute to such differences include, but are not limited to, the Company's ability to obtain capital funding necessary to pursue its business and acquisition strategy; difficulties in attracting and retaining highly skilled employees; the Company's ability to manage rapid growth and expansion into new geographic areas and service lines; the Company's ability to manage the risks associated with client projects and risks related to recently completed and potential future acquisitions; the Company's ability to develop IT solutions that keep pace with continuing changes in technology, evolving industry standards and changing client preferences; and risks related to Year 2000 failures in client's information systems. These and other risks, uncertainties and other factors are more fully described in the Company's Annual Report on Form 10-KSB.

PART II.   OTHER INFORMATION
Item 2.    Changes in Securities


        a. Pursuant to a Convertible Bond and Warrant Purchase Agreement dated as of July 8, 1997, between Canadian Imperial Holdings, Inc. ("CIHI") and the Company, the Company sold to CIHI a Convertible Bond with an "issue price" of $1,000,000 and bearing interest at the rate of six percent (the "Convertible Bond"). The Convertible Bond, including interest on the principal thereof, is convertible by CIHI into shares of the Company's Common Stock (the "Common Stock") in accordance with the conversion rate set forth in the Convertible Bond upon the earlier of (a) at any time after October 6, 1997 in the discretion of CIHI or (b) automatically on July 8, 1999.

                On September 16, 1998, CIHI elected to convert $100,000 principal value of the Convertible Bond, together with accrued interest thereon, into shares of Common Stock. In exchange for the cancellation of the converted portion of the Convertible Bond, on the Company issued to CIHI 33,393 shares of Common Stock.

                The sale of the convertible bonds and the issuance of the shares of common stock upon the conversion thereof, were effected in reliance upon an exemption for sales of securities not involving any public offering, as set forth in Section 4(2) of the Securities Act of 1993, as amended (the "Securities Act"). The Company's reliance upon such exemption was based upon representations and warranties of CIHI contained in transaction documents submitted to the Company by CIHI.

                On July 10, 1998, 10,707 shares of Common Stocks were issued upon the satisfaction of performance criteria outlined in employment agreements between the Company and two of its employees, Jim Rogers and Saiid Ghobadian. The value of the shares of Common Stock ($35,750 in the aggregate) issued pursuant to the employment agreements was recorded, for financial accounting purposes, as of March 31, 1998 and, prior to the issuance of such shares of Common Stock, was reflected as an accrual liability on the Company's financial statements.

                The issuance of shares of Common Stock contemplated by the foregoing employment agreements was effected in reliance upon an exemption for sales of securities not involving any public offering, as set forth in Section 4(2) of the Securities Act. The Company's reliance upon such exemption was based, in part, upon the employment relationship between the Company and its employees, the access of such employees to material information regarding the Company and its business and financial condition and certain representations and warranties delivered to the Company by such employees.

Item 3.    Defaults on Senior Securities

        a.      None


Item 4.    Submission of Matters to Vote of Security Holders

        a. On August 11, 1998, the Company held its Annual Meeting of Shareholders (the "Annual Meeting"). At the Annual Meeting, four matters were submitted to the Company's shareholders for consideration and approval. Those matters, together with the voting results for each matter, are described in the following paragraphs.

                        (a) Five directors of the Company were elected to serve
                until the 1999 Annual Meeting of Shareholders of the Company. The directors, together with votes received are: Kieth E. Sorenson 3,709,879 votes; Gary B. Godfrey 2,093,652 votes; Walter W. Bregman 3,709,879 votes; Gary B. Filler 3,709,879 votes; and Craig Thomas 3,709,879 votes.

                        (b) The Company's shareholders approved a series of
                proposals to amend and restate the Company's Articles of Incorporation. The specific proposals and the voting results with respect to each proposal were: (i) a proposal to change the name of the Company to "Sento Corporation;" 3,678,927 votes cast in favor of the proposal, no votes cast against the proposal, and 48,357 votes abstained; (ii) a proposal to increase the number of shares of Common Stock that the Company is authorized to issue from 15,000,000 shares to 50,000,000 shares; 3,641,460 votes cast in favor of the proposal, 43,352 votes cast against the proposal and 42,472 votes abstained; (iii) a proposal to adopt limitations on the personal liability of directors; 3,597,358 votes cast in favor of the proposal, 61,040 votes cast against the proposal, and 68,886 votes abstained; (iv) a proposal to require the Company to indemnify directors, officers, employees and agents of the Company to the fullest extent permitted by Utah corporation law; 3,587,033 votes cast in favor of the proposal, 59,291 votes cast against the proposal, and 80,960 votes abstained; (v) a proposal to eliminate an outdated requirement that the Company maintain its principal place of business in Salt Lake County, Utah; 3,654,065 votes cast in favor of the proposal, 569 votes cast against the proposal, and 72,650 votes abstained; and (vi) a proposal to make certain ministerial and conforming revisions to the Company's Articles of Incorporation in connection with the preparation of the Company's Amended and Restated Articles of Incorporation; 3,637,704 votes cast in favor of the proposal, 25,878 votes cast against the proposal, and 63,702 votes abstained.

                        (c) The Company's shareholders approved a proposal to
                amend the Sento Technical Innovations Corporation Stock Incentive Plan to increase the number of shares of Common Stock available for issuance thereunder from 1, 500,000 shares to 2,500,000 shares and to change the name of such plan to the "Sento Corporation Stock Incentive Plan." With respect to such proposal, there were 3,629,640 votes cast in favor of the proposal, 32,747 votes cast against the proposal, and 64,897 votes abstained.

                        (d) The Company's shareholders approved a proposal to
                ratify the appointment of KPMG Peat Marwick LLP as independent auditor of the Company for the fiscal year ending March 31, 1999. With respect to such proposal, there were 3,673,999 votes cast in favor of the proposal, no votes cast against the proposal, and 53,285 votes abstained.

Item 5.    Other Information

        a. In connection with recent revisions to Rule 14a-8 and related rules promulgated under the Securities Exchange Act of 1934, as amended, the company has elected to provide the following information regarding discretionary proxy voting at the Company's 1999 annual meeting of shareholders (the "1999 Meeting"). If a shareholder desiring to advance a proposal for consideration at the Company's 1999 Meeting fails to notify the company of the proposal at least 45 days prior to the month and day of mailing the Company's proxy statement relating to the 1998 annual meeting of shareholders (July 7), then management proxies will be allowed to use their discretionary voting authority when the proposal is raised at the 1999 Meeting, without any discussion of the matter in the Company's proxy statement

Item 6.    Exhibits and Reports on Form 8-K

        a.      See Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               SENTO CORPORATION
                               (Registrant)



                               By: /s/ KIETH E. SORENSON
                                   -----------------------------------------
                                   Kieth E. Sorenson
                                   President and Chief Executive Officer



                               By: /s/ ROBERT K. BENCH
                                   -----------------------------------------
                                   Robert K. Bench
                                   Executive Vice President and
                                   Chief Financial Officer

                                  EXHIBIT INDEX



       Reg. S-K Item                           Exhibit                           Exhibit No.
       -------------        ----------------------------------------------       -----------
            3.1             Amended and Restated Articles of Incorporation            1

            27              Financial Data Schedule                                   3
