Form 10QSB
period 1998-12-31
SENTO CORP
filed 1999-02-05
CIK 4317

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the Quarter Ended December 31, 1998


|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                          Commission File Number 06425

             Utah                                             87-0284979
 (State or other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                          Identification No.)

                                SENTO CORPORATION
                     Exact Name of Small Business Issuer as
                            Specified in its Charter
                    (Address of Principal Executive Offices)
                           808 East Utah Valley Drive
                            American Fork, Utah 84003

          Issuers telephone number, including area code: (801) 492-2000


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                                 Outstanding at
     ------------------------                       December 31, 1998
       Common capital stock                        ------------------
     $.25 par value per share                           5,968,439

Transitional Small Business Disclosure Format (check one):

                                             Yes |_| No |X|

                                SENTO CORPORATION
                         Quarterly Report on Form 10-QSB
                         Quarter ended December 31, 1998


                                      INDEX


PART I.  FINANCIAL INFORMATION                                              Page

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets
                  December 31, 1998 and March 31, 1998                      3

                  Condensed Consolidated Statements of
                  Operations Three Months and nine Months
                  ended December 31, 1998 and 1997                          4

                  Condensed Consolidated Statements of
                  Cash Flows nine Months ended December 31,
                  1998 and 1997                                             5

                  Notes to Condensed Consolidated Financial
                  Statements                                                6

         Item 2.  Management's Discussion and Analysis of
                  Financial condition and results of Operations             9



PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                         13

         Item 2.  Changes in Securities                                     14

         Item 3.  Defaults of Senior Securities                             14

         Item 4.  Submission of Matters to Vote of Security Holders         14

         Item 5.  Other Information                                         14

         Item 6.  Exhibits and Reports on Form 8-K                          15

         Signatures                                                         15

PART I   FINANCIAL INFORMATION
Item 1.  Financial Statements

                                SENTO CORPORATION
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                                     ASSETS

                                                             Dec. 31, 1998    March 31, 1998
                                                              (Unaudited)     --------------
                                                             -------------
Current assets:
        Cash                                                 $    830,494    $  5,807,014
        Accounts receivable (net)                               3,424,135       4,076,715
        Inventories                                               218,118         302,172
        Income taxes receivable                                   327,170         322,112
        Deferred income taxes                                      63,231         218,540
        Other current assets                                    1,266,849       1,474,407
                                                             ------------    ------------
                Total current assets                            6,129,997      12,200,960

Property and equipment (net)                                    3,025,687       1,274,902
Intangible assets (net)                                         1,712,762       1,513,758
Other assets                                                      111,028         871,032
                                                             ------------    ------------
                Total Assets                                 $ 10,979,474    $ 15,860,652
                                                             ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Current portion of long-term debt                    $    388,102    $    131,774
        Accounts payable                                        3,493,658       2,720,562
        Accrued liabilities                                     1,848,689       1,399,197
        Deferred revenue                                        1,306,967       2,280,510
                                                             ------------    ------------
                Total current liabilities                       7,037,416       6,532,043
                                                             ------------    ------------
Long-term liabilities:
        Deferred revenue                                             --           175,000
        Convertible bonds                                         844,533         944,533
        Long-term debt, excluding current portion                 464,653         362,959
        Deferred tax liability                                     63,231         271,539
                                                             ------------    ------------
                Total long-term liabilities                     1,372,417       1,754,031
                                                             ------------    ------------
Minority interest                                                  10,149            --
                                                             ------------    ------------
Stockholders' equity:
        Common stock                                            1,506,344       1,435,268
        Additional paid-in capital                              6,715,483       5,950,290
        Treasury stock                                           (174,000)           --
        Accumulated other comprehensive loss - foreign
           currency translation                                   (65,074)        (49,889)
        Deferred compensation                                    (249,656)       (338,357)
        Retained earnings (deficit)                            (5,173,605)        577,266
                                                             ------------    ------------
                Total stockholders' equity                      2,559,492       7,574,578
                                                             ------------    ------------

                Total liabilities and stockholders' equity   $ 10,979,474    $ 15,860,652
                                                             ============    ============

                                SENTO CORPORATION
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                               Three months     Three months    Nine months     Nine months
                                                   ended           ended           Ended           Ended
                                               Dec. 31, 1998    Dec. 31 1997   Dec. 31, 1998   Dec. 31, 1997
                                              -----------------------------------------------------------------
Revenues:
        Product sales and maintenance          $  3,008,649    $  5,657,199    $ 10,652,426    $ 14,324,079
        Training                                    850,590            --         2,430,141            --
        Consulting                                  686,795         212,174       1,632,672         212,174
        Technical services                          685,881            --         1,267,803            --
                                               -------------   -------------   -------------   -------------
            Total revenues                        5,231,915       5,869,373      15,983,042      14,536,253

Cost of sales                                     4,048,522       4,360,183      11,497,176      10,217,500
                                               -------------   -------------   -------------   -------------

        Gross profit                              1,183,393       1,509,190       4,485,866       4,318,753
                                               -------------   -------------   -------------   -------------

Costs and expenses:
        Selling general and administrative        3,988,421       2,580,179      10,413,540       6,366,974
        Amortization of intangible assets           270,956            --           595,688            --
        Restructuring charges                       229,829            --           229,829            --
        Asset impairment                            426,296            --           426,296            --
        Write off of in-process research and
         development costs                           92,095            --            92,095            --
        Research and development                     49,748            --           146,336          78,875
                                               -------------   -------------   -------------   -------------

                Total costs and expenses          5,057,345       2,580,179      11,903,784       6,445,849
                                               -------------   -------------   -------------   -------------
        Operating loss                           (3,873,952)     (1,070,989)     (7,417,918)     (2,127,096)

Other income (net)                                  263,826         322,380       1,212,173       2,913,185
                                               -------------   -------------   -------------   -------------
Income (loss) before taxes                       (3,610,126)       (748,609)     (6,205,745)        786,089

Income tax (expense) benefit                        154,874         676,452         454,874        (276,702)
                                               -------------   -------------   -------------   -------------

Net income (loss)                              $ (3,455,252)   $    (72,157)   $ (5,750,871)   $    509,387
                                               =============   =============   =============   =============

Basic net income (loss) per share              $      (0.58)   $      (0.01)   $      (0.98)   $       0.11

Diluted net income (loss) per share            $      (0.58)   $      (0.01)   $      (0.98)   $       0.09

Weighted average number of common and
Common equivalent shares outstanding:

Basic                                             5,955,871       5,417,386       5,839,236       4,813,452
Diluted                                           5,955,871       5,417,386       5,839,236       5,760,659

                                SENTO CORPORATION
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                Nine months      Nine months
                                                                   Ended            Ended
                                                               Dec. 31, 1998    Dec. 31, 1997
                                                           -------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                           $(5,750,871)   $   509,387
Adjustments  to  reconcile  net  income  (loss)  to net cash
Used by operating activities:
   Gain on sale of assets                                         (127,640)    (2,655,110)
   Minority interest                                               (31,136)          --
   Stock issued for compensation and/or services                     7,854        233,000
   Amortization of prepaid and deferred compensation               140,659         37,500
   Restructuring charges and asset impairment                      633,894           --
   Write-off of in-process research and development costs           92,095           --
   Deferred income taxes                                           (52,999)          --
   Depreciation & amortization                                   1,063,504         99,729
Decrease (increase) in assets:
   Accounts receivable                                             652,580       (381,365)
   Inventory                                                        84,054       (196,384)
   Other assets                                                    987,778       (781,868)
Increase (decrease) in liabilities:
   Accounts payable                                                773,096        630,840
   Accrued liabilities                                             432,033        238,293
   Deferred revenue                                             (1,148,543)      (205,702)
                                                               -----------    -----------
Net cash used in operating activities                           (2,243,642)    (2,471,680)
                                                               -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Business acquisitions                                          (693,529)    (1,374,440)
   Proceeds from sale of assets                                    200,781      5,600,000
   Purchase of furniture and equipment                          (2,388,942)      (162,232)
                                                               -----------    -----------
   Net cash provided by (used in) investing activities          (2,881,690)     4,063,328
                                                               -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of stock                                 305,975      2,973,915
   Issuance of long-term debt                                      146,219        281,648
   Principal payments of long-term debt                           (288,197)      (756,833)
   Proceeds from issuance of convertible bonds                        --        1,000,000
                                                               -----------    -----------
   Net cash provided by financing activities                       163,997      3,498,730
                                                               -----------    -----------
Effect of foreign exchange rates on cash                           (15,185)          --
                                                               -----------    -----------
   Net increase (decrease) in cash                              (4,976,520)     5,090,378
   Cash at beginning of period                                   5,807,014      2,225,338
                                                               -----------    -----------
   Cash at end of period                                       $   830,494    $ 7,315,716
                                                               ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid for interest                                      $    15,300    $    28,640
   Cash paid for income taxes                                  $    25,152    $   776,702

                                SENTO CORPORATION
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998
                                   (Unaudited)


A.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements are stated in accordance with the instructions to Form 10QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

         Operating results for the three and nine months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1998.

         Certain balances in the financial statements for the three and six month periods ended December 31, 1997 have been reclassified to conform with the current presentation.

B.       INVENTORIES

         Inventories at December 31, 1998 and March 31, 1998 consist primarily of computer hardware and software available for sale.

C.       COMPREHENSIVE LOSS

         The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," effective April 1, 1998. SFAS 130 establishes standards for reporting and displaying comprehensive earnings (loss) and its components in financial statements. The components of the Company's comprehensive earnings
         (loss) are as follows:

                                           Nine Months Ended   Nine Months Ended
                                             Dec. 31, 1998       Dec. 31, 1997
                                          --------------------------------------
         Net income (loss)                   $(5,750,871)            $509,387
         Foreign currency translation
         Adjustment                              (15,185)                --
                                             ------------          -----------
         Comprehensive income (loss)         $(5,766,056)          $  509,387
                                             ============          ===========


                                          Three Months Ended  Three Months Ended
                                            Dec. 31, 1998       Dec. 31, 1997
                                          --------------------------------------
         Net loss                            $(3,455,252)            $(72,157)
         Foreign currency translation
         adjustment                               (3,263)                --
                                             ------------          -----------
         Comprehensive loss                  ($3,458,515)          $  (72,157)
                                             ============          ===========

D.       COMMON STOCK

         During the nine months ended December 31, 1998, the Company issued 73,894 shares of its common stock upon the exercise of warrants. The warrants were issued in conjunction with a private offering of common stock during 1997. Proceeds received from the exercise of the above warrants totaled $258,630.

         During the nine months ended December 31, 1998, the Company received $37,688 from issuing 11,455 shares of common stock pursuant to the Company's employee stock purchase plan. In addition, $9,657 was received during the nine months ended December 31, 1998 for the issuance of 7,788 shares of common stock pursuant to the Company's qualified employee stock option plan.

E.       LOSS PER COMMON SHARE

         Basic earnings (loss) per share is computed in accordance with Financial Accounting Standards Board Standard No. 128, " Earnings Per Share". Basic earnings (loss) per share is computed as net income
         (loss) divided by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. Common stock equivalent shares are excluded from the computation of net loss per share, as their effect is antidilutive.

         A reconciliation between the basic and diluted weighted-average number of common shares for the three months and nine months ended December 31, 1998 and 1997 is summarized as follows:

                                                           Three Months Ended              Nine Months Ended
                                                        Dec. 31         Dec. 31         Dec. 31         Dec. 31
                                                         1998            1997            1998            1997
                                                    --------------- --------------- --------------- ---------------
         Basic weighted-average number of common
         shares outstanding during the period          5,955,871       5,417,386       5,839,236       4,813,452

         Weighted-average number of common stock
         options outstanding during the period             --              --              --            947,207
                                                       ---------       ---------       ---------       ---------
         Diluted weighted-average number of
         common shares outstanding during the
         period                                        5,955,871       5,417,386       5,839,236       5,760,659
                                                       =========       =========       =========       =========

F.       BUSINESS ACQUISITIONS

         In August 1998 the Company acquired all marketing rights to certain IT training courses from Educational Systems, Inc. for $100,000 cash and $500,000 in future royalties to be paid out over a 33 month period. The acquisition has been accounted for by the purchase method and, accordingly, the results of operations of Educational Systems, Inc. have been included in the Company's consolidated financial statements from August 1998. The intellectual property and marketing rights are being amortized on a straight-line basis over 33 months. The purchase agreement also provides for additional payments over the 33-month period contingent on future sales of certain IT training courses. The additional payments, if any, will be accounted for as goodwill and amortized over the life of the contract.

         In October 1998, the Company acquired equipment and intellectual property from Functional Software Pty., Ltd. ("Functional") for $450,000 in cash and 129,656 restricted shares of the Company's common stock. The Company also incurred acquisition costs of $98,878 and assumed approximately $50,000 of Functional's liabilities. The transaction was accounted for under the purchase method of accounting.

         Therefore, the amount of the purchase price in excess of the fair value of the assets acquired has been allocated to goodwill. The following is a summary of the acquisition:

         Consideration:
           Cash                                                        $450,000
           Value of common stock (129,656 shares at $2.71 per share)    351,692
           Acquisition costs incurred                                    98,878
                                                                       ---------
           Total  consideration                                         900,570
                                                                       ---------
         Assets acquired and liabilities assumed:
           Equipment                                                     76,800
           Intellectual property                                        571,421
           Accrued liabilities                                          (50,000)
                                                                       ---------
             Total assets acquired and liabilities assumed              598,221
             Purchase price in excess of fair value                     302,349
         In-process research and development costs                      (92,095)
                                                                       ---------
             Goodwill                                                  $210,254
                                                                       =========

G.       RESTRUCTURING CHARGES

         In an effort to improve productivity, the Company implemented a restructuring plan that included the closing of the Company's network consulting operations in Southern California. The Company recorded restructuring charges of $229,829 in December 1998 as a result of closing the above mentioned operations. Restructuring charges include severance costs of terminated employees, future minimum rent obligations for the vacated facilities and the write-off of the unamortized balance of intangible assets ($202,179) that were recorded with the purchase of these operations in 1997.

H.       ASSET IMPAIRMENT

         During December 1998, the Company recorded impairment of assets totaling $426,296. The impairment represents the write-down of unamortized goodwill and non-compete agreements purchased with it's acquisition of Astron, Inc., a provider of IT classroom based training, during the year ended March 31, 1998. The decision to write down the assets was based on incurred losses and projected negative cash flow from operations relating to classroom based training. The Company is focusing on seminar based and customized corporate training products for future revenue growth in its training division. There remains $509,000 of unamortized intangible marketing rights for classroom based training related to the acquisition of Educational Systems, Inc. The Company continues to evaluate this asset and may in the near future write it off if current and expected future cash flows are insufficient to assure its realizabilty.

Item 2. Management's Discussion and Analysis of Financial Condition and results of Operations.

General
-------

Sento Corporation ("Sento" or the "Company") provides integrated information technology ("IT") solutions for Windows NT, UNIX, Open VMS, Internet/Intranet, and networked computing environments. Through its wholly owned subsidiaries, Sento delivers outsourced training, consulting, technical support services and hardware and software solutions.

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


Three Months Ended December 31, 1998 Compared to Three Months Ended December 31, 1997.
--------------------------------------------------------------------------------

Revenues

Revenues decreased 11% or $637,458 from $5,869,373 for the three months ended December 31, 1997 to $5,231,915 for the three months ended December 31, 1998. These revenues were generated from the following four areas:

Product sales and maintenance include both computer hardware and software. Revenues from this product line decreased 47% or $2,648,550 from $5,657,199 for the three months ended December 31, 1997 to $3,008,649 for the same period in 1998. This decrease is representative of the Company's strategic transition from reselling third party products to marketing the Company's own product line of IT outsourced services. In addition, two of the Company's major suppliers experienced significant market share deterioration. The Company expects that revenues from product sales and maintenance will represent a smaller percentage of the Company's revenues in the future as the Company continues to focus on its other sources of revenue.

Training revenues of $850,590 were generated through Sento Training, which was acquired in January 1998. The Company had no training revenues for the quarter ended December 31, 1997.

Consulting revenues increased $474,621 from $212,174 for the three months ended December 31, 1997 to $686,795 for the same period in 1998. This increase reflects the Company's strategic focus on providing IT services.

Technical services revenues of $685,881 were generated through Sento Technical Services, which was created in April of 1998. The Company had no comparative technical services revenues for the quarter ended December 31, 1997. This revenue reflects the Company's strategic focus on providing IT services.

Cost of Sales

Costs of Sales consists primarily of salaries and employee benefits for the Company's full and part-time consultants, engineers, agents, and instructors; travel expenses relating to consulting and training activities; the costs to third party manufacturers for software and hardware products; facilities costs; and depreciation on property and equipment used in providing technical support services.

Cost of sales decreased 7% or $311,661 from $4,360,183 for the three months ended December 31, 1997 to $4,048,522 for the same period in 1998. Gross profit as a percentage of revenues decreased by 3%, from 26% of revenues during the three months ended December 31, 1997 to 23% of revenue for the same three month period in 1998. There have been general decreases in the margins allowed from manufacturers to resellers in both hardware and software products. In August 1998, the Company completed and moved into a new technical support call center. Excess capacity in the Company's new call center also contributed to lower margins.

Selling General and Administrative Expenses

Selling general and administrative expenses increased 55% or $1,408,242 from $2,580,179 for the three months ended December 31, 1997 to $3,988,421 for same three month period in 1998. Marketing costs increased dramatically during the three months ended December 31, 1998 in an effort to increase classroom-based training enrollment. Based on the results achieved, the Company changed its focus of future revenue growth in its training division from classroom-based training to seminar-based training and customized corporate training, both of which require substantially less marketing expenditures. Start-up activities associated with the Company's training and technical services divisions also contributed to the large increase in general and administrative expenses during the three-month period ended December 31, 1998.

The Company recorded $270,956 of amortization expense relating to intangible assets during the three months ended December 31, 1998. The intangible assets being amortized are from business acquisitions completed during the current fiscal year and the latter portion of the Company's fiscal year ended March 31, 1998. Therefore, no amortization of intangible assets was recorded during the three-month period ended December 31, 1997.

The Company took measures to improve productivity in its consulting division during the three months ended December 31, 1998 when it implemented a restructuring plan that included the closing of the Company's network consulting operations in Southern California. The Company recorded a restructuring charge of $229,829 including the write-off of $202,179 of unamortized goodwill and non-compete agreements relating to the Company's network consulting operations.

During the three months ended December 31, 1998, the Company recorded impairment of assets totaling $426,296. The impairment represents a write-down of goodwill and non-compete agreements relating to the Company's acquisition of Astron, Inc. in January 1998. The decision to write down these assets was based on continued losses in the classroom-based training department of the Company's training division, which was acquired through the acquisition of Astron, Inc. In addition, the Company expects to incur continued losses in classroom-based training and, therefore, is focusing its continued efforts on seminar-based training and customized corporate training. There remains $509,000 of unamortized intangible marketing rights for classroom based training related to the acquisition of Educational Systems, Inc. The Company continues to evaluate this asset and may in the near future write it off if current and expected future cash flows are insufficient to assure its realizabilty.

Other income decreased 18% or $58,554, from $322,380 to $263,826 for the three-month periods ended December 31, 1997 and 1998 respectively. The primary cause of the decrease in other income during the three month period ended December 31, 1998 when compared to the same three month period in 1997 relates to a decrease in interest income caused by a substantial decrease in the Company's cash balances over the same periods.


Nine Months Ended December 31, 1997 Compared to Nine Months Ended December 31, 1998.
--------------------------------------------------------------------------------

Revenues

Revenues increased 10% or $1,446,789; from $14,536,253 for the nine months ended December 31, 1997 to $15,983,042 for the nine months ended December 31, 1998. These revenues were generated from the following four areas:

Product sales and maintenance include both computer hardware and software. Revenues from this product line decreased 26% or $3,671,653 from $14,324,079 in 1997 to $10,652,426 for the same nine-month period in 1998. This decrease is representative of the Company's strategic transition from reselling third party products to the Company's own product line of IT outsourced services. In addition two of the Company's major suppliers experienced significant market share deterioration. Sento's management intends to continue to focus on providing IT outsourcing activities.

Training revenues of $2,430,141 were generated during the nine months ended December 31, 1998, primarily through Sento Training, which was acquired in January 1998. The Company had no training revenues for the nine months ended December 31, 1997.

Consulting revenues increased $1,420,498 from $212,174 for the nine months ended December 31, 1997 to $1,632,672 for the same nine-month period in 1998. The Company began operations in this area during October 1997. The revenue growth in this area reflects the Company's strategic focus on providing IT services.

Technical services revenues of $1,267,803 were generated during the nine months ended December 31, 1998, primarily through Sento Technical Services, which began operations in April 1998. The Company had no technical services revenues comparable to revenues generated through Sento Technical Services during the nine-month period ended December 31, 1997.

Cost of Sales

Cost of sales increased 13% or $1,279,676 from $10,217,500 for the nine months ended December 31, 1997 to $11,497,176 for the same period in 1998. Gross profit as a percentage of revenues decreased by 2%, from 30% of revenues during the nine months ended December 31, 1997 to 28% of revenue for the same nine month period in 1998. There have been general decreases in the margins allowed from manufacturers to resellers in both hardware and software products. In August 1998, the Company completed and moved into a new technical support call center as part of its strategic focus on providing IT services. Excess capacity in the Company's new call center also contributed to lower margins.

Selling, General and Administrative Expenses

Selling general and administrative expenses increased 64% or $4,046,566 from $6,366,974 for the nine months ended December 31, 1997 to $10,413,540 for same nine month period in 1998. Marketing costs increased dramatically in an effort to increase classroom based training enrollment. Based on the results achieved, the Company changed its focus of future revenue growth in its training division from classroom based training to seminar based training and customized corporate training, both of which require substantially less marketing expenditures. Start-up activities associated with the Company's training and technical services divisions also contributed to the large increase in general and administrative expenses during the nine-month period ended December 31, 1998.

The Company recorded $595,688 of amortization expense relating to intangible assets during the nine months ended December 31, 1998. The intangible assets being amortized are from business acquisitions completed during the current fiscal year and the latter portion of the Company's fiscal year ended March 31, 1998. Therefore, no amortization of intangible assets was recorded during the nine-month period ended December 31, 1998.

The Company took measures to improve productivity in its consulting division during the nine-months ended December 31, 1998 when it implemented a restructuring plan that included the closing of the Company's network consulting operations in Southern California. The Company recorded a restructuring charge of $229,829 including the write-off of $202,179 of unamortized goodwill and non-compete agreements relating to the Company's network consulting operations.

During the nine months ended December 31, 1998, the Company recorded impairment of assets totaling $426,296. The impairment represents a write-down of goodwill and non-compete agreements relating to the Company's acquisition of Astron, Inc. in January 1998. The decision to write down these assets was based on continued losses in the classroom-based training department of the Company's training division, which was acquired through the acquisition of Astron, Inc. In addition, the Company expects to incur continued losses in classroom-based training and, therefore, is focusing its continued efforts on seminar-based training and customized corporate training. There remains $509,000 of unamortized intangible marketing rights for classroom based training related to the acquisition of Educational Systems, Inc. The Company continues to evaluate this asset and may in the near future write it off if current and expected future cash flows are insufficient to assure its realizabilty.

Other income decreased 58% or $1,701,012 from $2,913,185 to $1,212,173 for the nine-month periods ended December 31, 1997 and 1998 respectively. Other income for the nine-month period ended December 31, 1997 related to a one-time sale of the Company's Open Aviator software product to BMC Software, Inc. in July 1997. Other income during the nine-month period ended December 31, 1998 consisted primarily of amortization of deferred revenue related to that sale, gain on the sale of assets, and interest income.

Liquidity and Capital Resources

At December 1998, the Company had a $907,419 deficit in working capital and cash balances had decreased 86% or $4,976,520 from $5,807,014 at March 31, 1998 to $830,494 at December 31, 1998. The deterioration in liquidity is primarily due to $2,243,642 of net cash used by operating activities during the nine months ended December 31, 1998, and $2,388,942 of cash used to purchase furniture and equipment.

The Company's primary sources of liquidity have been cash received from sales of assets and cash provided through private sales of equity as well as being generated by its operations. In addition, the Company has financed some of its equipment utilized in its business through long-term leasing arrangements. The Company's expansion and continuing operating losses will require the Company to find additional sources of funding in future periods. In the event the Company is not able to find such alternate sources of funding, its ability to pursue its planned business strategy will be limited and it may be forced to reduce or suspend its operations. There can be no assurance that the Company will be able to obtain necessary capital funding on terms favorable to the Company, or at all.


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

         Equipment and Products: Inventory of internal systems and software and embedded logic equipment. Contacting all suppliers and manufacturers of equipment and products for Year 2000 status on products as well as their internal company Year 2000 readiness.

         Testing: Conduct internal testing on all mission critical systems to assure no disruption of service or date-logic concerns.

         Reporting and Contingency Plans: Reporting of results of above phases and proposed contingency plans for all high-risk items.

To date, the Company has completed the Discovery, Risk Assessment, Equipment and Products, and Testing phases. The Company is currently accumulating information for the Reporting and Contingency Plan phase. The Company's mission critical systems primarily consist of newly purchased computers with Intel processors running Microsoft NT/Windows software. The Company's primary mission critical applications have been purchased with documented Year 2000 compliance. The telephone system and security system for the corporate office are newly purchased and Year 2000 certification verification is underway.

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

In the near term, Year 2000 compliance is creating significant demand for IT products and services such as those provided by the Company. The passage of the Year 2000 may have a material adverse effect on the demand for these services. In addition, while the Company is not aware of any existing potential claims, the occurrence of Year 2000 related system failures in the information systems of clients of the Company could have a material adverse effect on the Company's business, financial condition and results of operation, whether or not the Company bears any responsibility, legal or otherwise, for the occurrence of those problems.

Recently issued Financial Accounting Standards

In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 establishes new standards for reporting information about operating segments in interim and annual financial statements. This statement is effective for annual financial statements with fiscal years beginning after December 15, 1997. This statement expands disclosure requirements and, accordingly, will have no impact on the Company's reported financial condition, results of operations, or cash flows.

Safe Harbor Provision

This Form 10-QSB contains certain forward-looking statements (as defined in Section 21E of the Securities Exchange Act of 1934, as amended) that involve substantial risks and uncertainties. When used in this Form 10-QSB, the words "anticipate" and "expect" and similar expressions as they relate to the Company or its management is intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results, performance or achievements expressed in, or implied by, these forward-looking statements. Risks and uncertainties and other factors that could cause or contribute to such differences include, but are not limited to, the Company's ability to obtain capital funding necessary to pursue its business strategy; difficulties in attracting and retaining highly skilled employees; the Company's ability to manage rapid growth and expansion into new geographic areas and service lines; the Company's ability to manage the risks associated with client projects and risks related to recently completed; the Company's ability to develop IT solutions that keep pace with continuing changes in technology, evolving industry standards and changing client preferences; and risks related to Year 2000 failures in client's information systems. These and other risks, uncertainties and other factors are more fully described in the Company's Annual Report on Form 10-KSB.


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


Item 3.  Defaults on Senior Securities

                  a.       None


Item 4.  Submission of Matters to Vote of Security Holders

                  a.       None

Item 5.  Other Information

                  a. In connection with recent revisions to Rule 14a-8 and related rules promulgated under the Securities Exchange Act of 1934, as amended, the company has elected to provide the following information regarding discretionary proxy voting at the Company's 1999 annual meeting of shareholders (the "1999 Meeting"). If a shareholder desiring to advance a proposal for consideration at the Company's 1999 Meeting fails to notify the company of the proposal at least 45 days prior to the month and day of mailing the Company's proxy statement relating to the 1999 annual meeting of shareholders, then management proxies will be allowed to use their discretionary voting authority when the proposal is raised at the 1999 Meeting, without any discussion of the matter in the Company's proxy statement

Item 6.  Exhibits and Reports on Form 8K

                  a.  See Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             SENTO CORPORATION
                             (Registrant)


                             By:      ______________________________
                                      Kieth E. Sorenson
                                      President and Chief Executive Officer



                             By:      ______________________________
                                      Robert K. Bench
                                      Executive Vice President and
                                      Chief Financial Officer

                                  EXHIBIT INDEX



     Reg. S-K Item                  Exhibit                    Exhibit No.
------------------------ ------------------------------ ------------------------

          10                    Building Lease                     1



          10                    Equipment Lease                    2