Form 10KSB
period 1999-03-31
SENTO CORP
filed 1999-06-29
CIK 4317

-------------------------------------------------------------------------------
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[x] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 1999 or

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

                                SENTO CORPORATION
                     ---------------------------------------
                 (Name of small business issuer in its charter)


          UTAH                      000-06425                87-0284979
  ---------------------      -----------------------     -------------------
     (State or other          (Commission File No.)         (IRS Employer
      jurisdiction                                       Identification No.)
    of incorporation)


                           808 EAST UTAH VALLEY DRIVE
                            AMERICAN FORK, UTAH 84003
                     ---------------------------------------

          (Address of principal executive offices, including zip code)

         Issuer's telephone number, including area code: (801) 492-2000

         Securities registered under Section 12(b) of the Exchange Act:

                                      NONE
                                      ----

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.25 par value

     Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year: $21,225,230

     The aggregate market value of the Common Stock held by non-affiliates of the issuer, based upon the closing sale price of the Common Stock reported by the NASDAQ SmallCap Market on June 11, 1999, was approximately $8,342,687.

     The number of shares of Common Stock outstanding as of June 11, 1999 was 7,078,546.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Issuer's definitive proxy statement relating to its Annual Meeting of Shareholders scheduled for September 23, 1999 are incorporated by reference in Part III of this report.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART I.........................................................................1

Item 1.     Business...........................................................1

Item 2.     Description of Property............................................7

Item 3.     Legal Proceedings..................................................7

Item 4.     Submission of Matters to a Vote of Security Holders................8

PART II........................................................................9
Item 5.     Market for Registrant's Common Equity
            and Related Shareholder Matters....................................9

Item 6.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations..........................................9

            Results of Operations.............................................10

            Liquidity and Capital Resources...................................12

            Year 2000.........................................................13

Certain Factors That May Affect Future Performance............................14

Item 7.     FINANCIAL STATEMENTS..............................................17

Item 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE............................17

PART III......................................................................18
Items 9, 10, 11 and 12........................................................18

Item 13.    Exhibits and Reports on Form 8-K..................................18

SIGNATURES....................................................................19

FINANCIAL STATEMENTS.........................................................F-1

THE STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-KSB THAT ARE NOT PURELY HISTORICAL ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL FORWARD-LOOKING STATEMENTS INVOLVE VARIOUS RISKS AND UNCERTAINTIES. FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT INCLUDE STATEMENTS REGARDING THE COMPANY'S PLANS TO DEVELOP AND DELIVER INTEGRATED INFORMATION TECHNOLOGY SERVICES, ACQUISITION PLANS, MARKET OPPORTUNITIES AND ACCEPTANCE, EXPECTATIONS, GOALS, REVENUES, FINANCIAL PERFORMANCE, STRATEGIES, MISSION AND INTENTIONS FOR THE FUTURE. SUCH FORWARD-LOOKING STATEMENTS ARE INCLUDED UNDER ITEM 1. "BUSINESS," ITEM 2. "PROPERTIES" AND ITEM 6. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE MADE AS OF THE DATE HEREOF, BASED ON INFORMATION AVAILABLE TO THE COMPANY AS OF SUCH DATE, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENT. IT IS IMPORTANT TO NOTE THAT SUCH STATEMENTS MAY NOT PROVE TO BE ACCURATE AND THAT THE COMPANY'S ACTUAL RESULTS AND FUTURE EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH STATEMENTS. AMONG THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S EXPECTATIONS ARE THOSE DESCRIBED UNDER ITEM 6. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CERTAIN FACTORS THAT MAY AFFECT FUTURE PERFORMANCE." ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THIS SECTION AND OTHER FACTORS INCLUDED ELSEWHERE IN THIS REPORT.

PART I

ITEM 1.   BUSINESS.

OVERVIEW

          Sento Corporation ("Sento" or the "Company") provides IT services to organizations of all sizes that use or develop applications for Windows NT, UNIX and Internet/Intranet-based client-server computing environments. Such services consist primarily of the following:

-    providing outsourced technical support and help-desk functions;
-    consulting in computer telephony integration (`CTI") technology; and
- assessing and training in-house IT staff both on-site and through distance learning, including computer based training methods ("CBT").

          The Company was formed in 1986 as Spire Technologies, Inc. and marketed high-end third party hardware and software products as a value added reseller ("VAR"). In 1996, the Company completed a share exchange with an existing public company. In November 1996, the Company's Common Stock, $.25 par value (the "Common Stock") was registered on the Nasdaq Stock Market (Small Cap Market) (Symbol: SNTO). In 1998, the Company changed its name to Sento Corporation.

          In 1997 and 1998, the Company undertook a strategic transition to focus its efforts on IT training, consulting and technical support. In 1998 the Company constructed a call center facility which facility is now operational and is anticipated to be fully staffed (300 personnel) during the 2000 fiscal year. The Company sold certain operations, comprising part of its VAR business, in March 1999 and may sell other parts of this business as discussed elsewhere herein.

BACKGROUND

          Historically, Sento operations consisted almost entirely of a VAR business oriented to purchasers of high-end third-party hardware and software products. The Company generated revenues almost exclusively from sales and distribution of third-party hardware and software products. In 1997, the Company began a strategic transition using its technical core competencies to offer IT outsourcing services such as help desk, systems and network consulting and IT training ("outsourcing" refers to the transfer of IT product and service responsibility from internal personnel to external providers). Management believes these new service offerings will contribute greater operating margins than distributing third-party products. The Company divested some of its VAR business in March 1999 and anticipates that it may divest itself of the remainder of its VAR business during the 2000 fiscal year. The Company has also refocused its training activities from classroom style to corporate custom and distance learning/CBT.

          The Company's marketing efforts focus on middle market companies ranging from $50 million to $500 million in annual revenues as well as divisions/departments of Fortune 500 companies. Sento sells and delivers its services through two IT service offices located in American Fork, Utah, and Sydney, Australia. Sento's call center is located in the American Fork, Utah facility.

          During the year ended March 31, 1998, Sento expanded its service offerings and geographic range through the acquisitions of Australian Software Innovations Pty. Ltd. ("ASI") in Sydney, Australia (now known as Sento Australia Pty. Ltd.), and Astron Incorporated in Orem, Utah.

THE INDUSTRY

          The IT industry encompasses a broad spectrum of technology and services used in the processing, distribution and management of information. This spectrum includes (i) a user's desktop information system, consisting principally of computer hardware, software and associated training, (ii) back office services, including existing and future IT systems infrastructure, and
(iii) organizational management of IT systems (including Internet and Intranet) and requirements.

          Sento believes most organizations face a rapidly changing, highly competitive environment where improved utilization of IT products and services can be a significant factor in improving products and services, lowering costs, increasing customer satisfaction and building competitive advantages. Many top executives and managers recognize the importance of information technology in their organizations and the potential benefits of improved IT utilization. At the same time, the rapid technological change and migration required to achieve those benefits create tremendous pressure on organizations and their management. As the pace of technological change accelerates, the organization's ability to evaluate, integrate, deploy and leverage IT systems is becoming a critical competitive issue. In particular, internal IT departments are frequently challenged to use limited time and resources (both financial and human) to stay abreast of rapid technological change while maintaining the operations of existing IT systems without incurring significant technological or operational risks.

          The challenge of maintaining an organization's focus on core business areas while attempting to monitor and benefit from rapid IT development has prompted many organizations to seek professional IT training, consulting and technical services from external providers. Growing product complexity, shorter product life cycles and an increasing number of products and multi-vendor computer and network configurations have increased the demand for technical support services. At the same time, software publishers, hardware manufacturers, online service providers and other organizations are finding it increasingly difficult and expensive to service all their needs in-house. Technical support is especially challenging to undertake as a non-core function because of the need for ongoing capital investment in specialized equipment, the technical workforce management challenge and the inherent need for scale. As a result, "outsourcing," or the transfer of IT product and service responsibility from internal personnel to external providers, is rapidly gaining favor among many organizations.

          The Company believes that the principal factors motivating organizations to pursue outsourced IT services are the desire to provide improved customer service, an effort to focus internal organizational resources on the organization's core competencies, the necessity of enhancing IT effectiveness and the benefit of supplementing internal IT resources. Sento believes most organizations that use information technology, whether in their core business or to facilitate non-IT business operations, are currently outsourcing or will, in the future, outsource some or all of their IT needs.

BUSINESS STRATEGY

          Sento's business strategy is to develop and provide integrated IT solutions that enable its customers to effectively use leading-edge technology to improve their business operations and results. The Company believes it can pursue its business strategy by implementing the following strategic initiatives:

          DEVELOP AND MARKET LEADING-EDGE INTEGRATED IT SOLUTIONS. The Company offers its clients broad IT solutions utilizing its consulting, training and technical support skills and experience. Through the various phases of customer IT needs, the Company provides:

-    capacity planning, design and implementation;
-    systems monitoring and tuning;
-    customized and general system and application training; and
-    ongoing comprehensive product support and help desk services.

The Company seeks to identify the IT requirements and objectives of its customers, then deliver an integrated package of leading edge technology and services that enables customers to improve business processes and operating results.

          INTERNAL GROWTH AND ACQUISITIONS. Sento intends to expand its operations by opening or acquiring additional call centers and consulting and training offices in strategic locations in the U.S. and foreign countries. Management believes that if the Company successfully identifies and consummates acquisitions of additional offices, then it will enhance its ability to offer its multinational clients a comprehensive package of integrated IT services. In addition to geographic expansion, the Company will seek to identify and acquire companies that provide complementary consulting and training services, and, as a result, extend the breadth of its service offerings.

          ATTRACT AND RETAIN HIGHLY SKILLED IT PROFESSIONALS. The Company's success depends on its ability to attract, train, motivate and retain highly skilled IT professionals. Management believes that the Company's three-pronged service approach (technical support, consulting and training) provides an excellent career path filled with significant opportunities across the spectrum of IT experience, from entry level positions through highly skilled IT consultants. Sento's help desk and technical support centers will offer both entry level employees and seasoned professionals the prospect of training to enhance their abilities while serving customers in a broad range of IT areas. The Company also offers its professionals the prospect for rapid advancement and expert personal training, as employees can move from one career step to another while remaining within the Company. Sento provides its employees the chance to work with leading-edge technologies in a stimulating, flexible, entrepreneurial environment with continuous technical training.

          CAPITALIZE ON EXISTING RESOURCES AND RELATIONSHIPS. Over the past ten years Sento has assisted its customers in the design and implementation of complex hardware and software solutions in heterogeneous operating systems environments. Sento's consultants and help desk professionals have been at the forefront of assisting clients to migrate from legacy (mainframe) systems to the more versatile server and Internet solutions offered by state-of-the-art manufacturers and software vendors. The Company's need for its consultants to have a knowledge base in both legacy operating systems and the heterogeneous operating systems of the client/server environment has created a large pool of experienced and well-trained consultants. The Company's active customer base includes over 2,500 customer sites around the world and includes many major multinational corporations. The Company will use its large and active customer base to expand sales of new training, consulting and technical support service offerings. The Company has completed its construction of a state-of-the-art technical support center in American Fork, Utah and will use that call center to augment its present help desk business.

SERVICES

          The Company's integrated IT solutions are designed to enable its customers to effectively use leading-edge technology to improve their business processes and operating results. Sento delivers IT services in three broad categories: training, consulting and technical support services.

          IT TECHNICAL SUPPORT. Sento offers a broad range of IT outsourcing services consisting principally of call center, helpdesk and product support services. Sento uses advanced systems, including client-server-based database and reporting systems, Internet, LAN and multi-user systems and Computer-

Telephony Integration ("CTI"), Integrated Voice Response ("IVR") and Integrated Fax Retrieval ("IFR") technologies, to provide timely technical support to its customers, enabling those customers to focus increased attention on their core business operations.

          HELPDESK. Helpdesk services are provided by vendor-certified professionals acting on behalf of a customer to provide end users and IT staffs with a knowledgeable resource to address questions and problems involving applications, integrated desktop, network support or customized areas of need. Helpdesk personnel provide flexible services of a moderately technical nature that can be easily scaled to meet a customer's changing technical support requirements. Utilizing Sento personnel, customers can develop a program that meets their requirements, then implement the program rapidly as a complete helpdesk solution or as a supplement to the customer's on-site facility. In addition, Sento can dispatch trained engineers to customer or end-user locations when necessary to provide on-site solutions.

          PRODUCT SUPPORT. Product support services are targeted towards original equipment manufacturers ("OEMs"), software publishers, hardware system manufacturers and other organizations requiring high-quality technical services. These services, which are more technical in nature than helpdesk or call center services, are designed to provide customers with immediate and efficient access to "best-of-class" product support. Sento delivers comprehensive first-level support to end users and manufacturers, combining hardware and network support with application support for proprietary and off-the-shelf programs.

          IT TRAINING. Sento provides instructor-led training in seminar, customized corporate and multimedia settings. Sento's objective is to provide high-quality IT training designed to incorporate leading delivery systems, measurement tools and training practices. Sento currently offers training and related certification services to IT professionals, including Microsoft Certified Systems Engineer ("MCSE"), Certified NetWare Engineer ("CNE"), Certified Winframe Administrator ("CWA"), Internet and networking technologies. Sento instructors combine their presentation skills with technical information and years of practical, real-world experience and examples. Instructors are certified in their area of instruction, with many having multiple certifications (such as MCSE, MCP, CNE, and/or CWA) to their credit. In addition, Sento offers training for QuickBooks customers. These courses provide tips, configurations, tweaks and solutions required to address obstacles faced by business and accounting professionals. Students are provided instruction in the use of solutions to maximize their productivity. Sento provides its training and applications through various settings including seminar, customized corporate and multimedia including video and computer based training via Internet and CD-ROM.

          VAR BUSINESS. Sento sells, designs, installs and integrates computer solutions comprised of hardware, software and technical services. These products and services include: mail and messaging solutions, systems design, Windows NT migration services, network design and implementation, data and systems management, Internet connectivity and security, remote network connections and virtual private networks ("VPN"), software solutions such as office automation and imaging to performance enhancement tools. Sento is a Channel Partner with Compaq Computer Corporation and an authorized reseller for companies including CISCO and Microsoft. In March 1999, the Company sold certain assets and operations, comprising a portion of its VAR business. The Company anticipates that it will divest itself of the remainder of its VAR business during the 2000 fiscal year.

          INTERNATIONAL OPERATIONS. In July 1997, the Company acquired substantially all of the assets of Australian Software Innovations (Services) Pty. Ltd. ("ASI"), including the OpenAviator suite of UNIX-based management and performance monitoring utilities. Shortly thereafter, Sento sold the OpenAviator product suite to BMC Software, Inc. ("BMC") and agreed to provide related product support services during a transition period which expired on December 31, 1998. Sento contributed the remainder of the ASI assets to Sento Australia, Pty. Ltd., a wholly-owned subsidiary of the Company ("Sento Australia"), which acts as a reseller for BMC's Patrol product line. These software sales are complemented by professional consultancy and integration, performance tuning education, and customized configuration and development services.

ACQUISITIONS AND DIVESTITURES

          In October 1998, the Company acquired equipment and intellectual property from Functional Software, Pty., Ltd. ("Functional Software") in exchange for $450,000 in cash and approximately 130,000 shares of Common Stock. Functional Software is the developer of COSMOS, a system management framework technology for UNIX and Windows NT computer systems. Subsequent to the acquisition, the Company determined that the level of revenues reasonably anticipated to be generated from the operation of the Functional Software assets would be substantially lower than anticipated at the time of the acquisition. The Company also determined that the anticipated expenses of the acquired business would be higher than anticipated at the time of acquisition. The Company has, as of March 31, 1999, entered into an agreement with the successor-in-interest to Functional Software, whereby the Company sold all of the equipment and intellectual property acquired from Functional Software in exchange for the return to the Company of 100,000 shares of Common Stock.

          In August 1998, Sento Training Corporation ("Sento Training") acquired the marketing rights to certain IT training courses from Educational Systems, Inc. ("ESI") for $100,000 cash and an agreement to pay future royalties of not less than $500,000 and not more than $1,400,000 (in cash and shares of Common Stock) over a 33-month period. Effective April 1, 1999, the Company began withholding royalty payments, based upon the Company's working capital position and disagreements with the principals of ESI regarding certain representations and obligations contained in the acquisition agreement. The Company believes that on June 9, 1999 ESI filed suit against Sento Training in the Fourth Judicial District Court of Utah County, State of Utah, requesting payment of amounts allegedly payable under the ESI acquisition agreement, an accounting and reconciliation of amounts payable under the agreement and damages based on alleged misrepresentations and interference with economic relations. As of the date of this Report, the Company has not been served with papers filed by ESI.

          During the year ended March 31, 1999, the Company also sold certain assets acquired in a series of transactions during the year ended March 31, 1998. These transactions consisted of (a) the sale of all of the stock of Sento UK Limited (acquired in October 1997 for 31,750 shares of Common Stock) in exchange for the return of 43,750 shares of Common Stock issued to the principal and certain employees of Sento UK Limited and an agreement to pay the Company a royalty equal to two percent of net revenues generated by Sento UK Limited during the five-year period commencing April 1, 1999; (b) the sale of all of the assets of Sento's east coast division (acquired in July 1997 from CDG Technologies, Inc. for 60,000 shares of Common Stock) in exchange for the payment of cash in an amount equal to $135,000 (paid over a three-year period) and a royalty based upon net revenues of the divested operations over the three-year period, provided that the entire purchase price will be reduced to $100,000 if paid in full prior to January 1, 2001; (c) the sale of 67% of the stock of Dewpoint Distributed Solutions, Inc. ("Dewpoint") (representing the Company's entire ownership of the stock of Dewpoint) in exchange for cash in the amount of $5,000 and the delivery of promissory notes in the original principal amount of $333,336, secured by a pledge of all of the Dewpoint shares transferred by the Company and bearing interest at the rate of six percent (6%) per annum; and (d) the sale of all of the assets of Sento's west coast division (acquired in October 1997 from PC Business Solutions, Inc. for 250,000 shares of Common Stock) in exchange for a promissory note in the original principal amount of $250,000, secured by a pledge of 100,000 shares of Common Stock and bearing interest at the rate of seven and one-half percent (7.5%) per annum.

COMPETITION

          The IT industry is highly competitive, global in scope and comprised of myriad enterprises and individuals. Methods of competition within the industry include, but are not limited to, marketing, product performance, price, product differentiation, service, technology and compliance with industry standards. The Company anticipates that present and potential competition in the various markets it serves will come from enterprises and individuals of various types, many of which are larger and have greater resources than those of the Company. Firms not now in direct competition with the Company may introduce competing products in the future. It is possible for companies to be at various times competitors, customers and collaborators in different markets. Management believes that its efforts to implement the Company's strategy of delivering integrated IT solutions, if successfully implemented, may constitute a competitive advantage.

          As the Company has completed its transition to the delivery of outsourced IT services, it has encountered a new range of competitors within each of the training, consulting and technical services industry segments. Each of the three industry segments exhibits unique characteristics and is rapidly growing and highly competitive. In the IT training industry, among other competitors, Sento faces competition from large hardware and software vendors, as well as many independent international, national, regional and local training companies. Sento's principal competitors in IT consulting include software vendors, consulting divisions of large international accounting and consulting firms and independent international, national, regional and local training companies. In the IT technical support industry, Sento also faces significant and diverse competition from a broad spectrum of international, national, regional and local enterprises.

          Sento's competitors include major sole source IT services companies such as Anderson Consulting, Computer Sciences Corp., Electronic Data Systems, and IBM which provide full "turnkey" solutions to their large customers, as well as the following national and worldwide services companies, among others, who compete in one or more of the three market segments in which Sento competes:


COMPANY                   SYMBOL     FY END     TTM REV ($MIL)  MARKET SEGMENT*
-------                   ------     ------     --------------  --------------
Keane Consulting          KEA        Dec        1,076            C, T, TS
Aris Corporation          ARSC       Dec        115              C, T
Sykes International       SYKE       Dec        469              C, TS
CBT                       CBTSY      Dec        162              T
Learning Tree Intnl       LTRE       Sep        187              T
A Consulting Team         TACX       Dec        49               C, T
Integrated Systems        INTS       Feb        74               C
Computer Learning         CLCX       Jan        145              T
National Tech Team        TEAM       Dec        117              TS
Teletech Holdings         TTEC       Dec        369              TS
Whittman-Hart, Inc.       WHIT       Dec        308              C
Stream                    DNY        Dec        200              TS

* C - Consulting, T - Training, TS, Technical Support

          Sento's ability to compete in its market segments will be driven by its niche approach, state-of-the-art call center technology, its core competencies in leading-edge technologies, and by servicing higher-end IT segments such as networks, TCP/IP, CTI, and systems rather than simpler products like desktop applications and games.

          Given the extensive market opportunity in the networking, Internet, and CTI systems operating environments, management believes that Sento's strategy of providing the "best of breed" services in the technically high end market niche will provide it with competitive positioning to achieve high growth and capture market share while reaching profitability objectives.

SIGNIFICANT CUSTOMERS

          No customer accounted for more than 10% of the Company's revenues for the fiscal year ended March 31, 1999. However, two customers accounted for approximately 83% of technical support revenues, and it is anticipated that less than five customers will account for more than 80% of the technical support revenues in the next fiscal year and perhaps longer. In addition, it is anticipated that technical support revenues will become the majority of the Company's revenues, and, therefore, it is anticipated that a small number of customers will account for the majority of the Company's revenues. Consistent with industry standards, the Company's contracts are generally cancelable by the customer on short-term notice. The loss of, or the failure to retain a significant amount of business with any key customer, could have a material adverse effect on the business, financial condition and results of operations of the Company.

PATENTS AND PROPRIETARY TECHNOLOGY

          The Company does not own any patents nor does it have any patent applications relating to its products. The Company has a limited number of copyrights and has obtained licenses to create derivative works relative to copyrights owned by third parties. The ownership of such derivative works vests in the licensor. The Company is also seeking tradename and trademark protection for certain of its names and marks. Accordingly, Company management does not believe that any particular patent or group of patents, copyrights, trademarks, or tradenames is of material importance to the business of the Company as a whole.

RESEARCH AND DEVELOPMENT

          The Company competes in an industry which is characterized by rapid technological change. Historically, the Company has not incurred significant expenses for research and development.

EMPLOYEES

          As of June 11, 1999, the Company had approximately 257 total employees, approximately 225 of which were full-time employees. Competition for qualified personnel in the IT industry is intense. The future success and growth of the Company will depend in large measure upon its ability to attract and retain qualified management and technical personnel. There can be no assurance that the Company will be able to attract and maintain all personnel necessary for the development and operation of its business nor that it will be able to train its current employees on new developments in technology. Failure of the Company to attract and retain key management and technical personnel and qualified personnel required to continue the Company's operations could have a material adverse impact on the Company. None of the Company's employees is represented by a labor organization with respect to their employment with the Company. The Company has never had a work stoppage, and the Company considers its employee relations satisfactory.

PROPRIETARY MARKS

          The Company utilizes many third-party products represented by registered or common law trademarks, including the following trademarks. DEC-Registered Trademark-,VMS-Registered Trademark-, OpenVMS-TM-, VAX-Registered Trademark- and Alpha-TM- are trademarks of Digital. Microsoft-Registered Trademark-, MS-DOS-Registered Trademark-, DOS-TM-, Windows-Registered Trademark-, Windows NT-Registered Trademark- and Windows 95-TM- are trademarks of Microsoft. OS/2-TM- is a trademark of IBM. Intel-Registered Trademark- is a registered trademark of Intel Corporation. This Form 10-KSB also contains trademarks of other companies.

ITEM 2.   DESCRIPTION OF PROPERTY.

          The headquarters and existing call center of the Company are located at 808 East Utah Valley Drive, American Fork, Utah. The Company leases approximately 40,000 square feet of space used for the Company's administrative, call center, technical support and training operations. The monthly base rent is $33,400, subject to adjustment during the renewal periods. Management anticipates that continued growth of the Company, if achieved, will necessitate acquisition of additional office space during fiscal year 2000. The Company also leases a 4,100 square foot facility in Sydney, Australia and a 2,600 square foot facility in Orem, Utah.

ITEM 3.   LEGAL PROCEEDINGS.

As of the date of this Report, the Company is not a party to any legal proceedings that are required to be reported under this Item. See Item 1. Business--Acquisitions and Divestitures.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

          The Company's Common Stock, par value $.25 (the "Common Stock"), is listed and traded under the symbol "SNTO" on the Nasdaq Small Cap Market maintained by the National Association of Securities Dealers (the "NASD"). The following table sets forth the range of high and low closing prices for the Common Stock in the over-the-counter market for the periods indicated, as reported by the NASD. The over-the-counter market quotations represent prices in the market between dealers in securities; they do not include retail markup, markdown or commissions, and do not necessarily represent actual transactions.


                                                  ------------------------------
          QUARTER ENDED                            HIGH         LOW
                                                  ----------   -----------------

            March 31, 1999 ................        $2.625       $1.375
            December 31, 1998 .............        $4.000       $2.250
            September 30, 1998 ............        $4.750       $3.500
            June 30, 1998 .................        $5.125       $3.750

            March 31, 1998 ................        $4.500       $3.875
            December 31, 1997 .............        $4.750       $4.063
            September 30, 1997 ............        $5.500       $4.250
            June 30, 1997 .................        $5.375       $3.875

     The Company did not pay or declare dividends on the Common Stock during the periods ended March 31, 1999 and 1998. The Company currently anticipates that it will retain all available funds to finance its future growth and business expansion. The Company does not presently intend to pay cash dividends in the foreseeable future.

          As of June 11, 1999, the Company had 7,078,546 shares of Common Stock outstanding, held by 440 shareholders of record, which does not include shareholders whose shares are held in securities position listings.

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

          Sento Training Corporation ("Sento Training") provides classroom training courses, seminar training workshops, customized corporate training programs, and multi-media presentations, all of which are designed to teach and reinforce skills required to make IT systems work effectively. Sento Consulting Corporation ("Sento Consulting") delivers customized IT consulting services intended to help Sento customers realize the benefits of advanced IT solutions in the areas of network, systems and financial information. Sento Technical Services Corporation ("Sento Technical Services") offers a range of IT outsourcing services consisting of "call center", "helpdesk", and technical support services. The Company conducts substantially all of its foreign operations through Sento Australia Pty. Ltd. based in Sydney, Australia and Sento Limited, located near London, England. DewPoint Distributed Solutions Corporation, a majority owned (67%) subsidiary (divested March 31, 1999), provided distribution, reseller, and channel management for leading software and hardware manufacturers. As discussed elsewhere in the Form 10-KSB, the Company has divested itself of some of these businesses.

RESULTS OF OPERATIONS

FISCAL 1999 COMPARED TO FISCAL 1998

          REVENUES. Revenues increased 3% or $585,385 from $20,639,845 for the fiscal year ended March 31, 1998 to $21,225,230 for the fiscal year ended March 31, 1999. These revenues were generated from the following three areas:

          Revenues from the Company's VAR business decreased 26% or $5,148,773 from $19,924,058 for fiscal year ended March 31, 1998 to $14,775,285 for the fiscal year ended March 31, 1999. This decrease is representative of the Company's strategic transition from reselling third party products to marketing the Company's own product line of IT outsourced services. In addition, two of the Company's major suppliers experienced significant market share deterioration. The Company expects that revenues from product sales and maintenance will represent a smaller percentage of the Company's revenues in the future as the Company continues to focus on its other sources of revenue. The Company divested some of this business in March 1999 and anticipates that it will divest itself of the remainder of this business during the 2000 fiscal year.

          Training revenues of $3,430,728 for the fiscal year ended March 31, 1999 were generated through Sento Training. The Company's training revenues for the fiscal year ended March 31, 1998 of $715,787, were all generated in the fourth quarter, which is when the Company entered into the training business with the acquisition of Astron Incorporated ("Astron").

          Technical Services revenues of $3,019,217 were generated through Sento Technical Services, which was created in April of 1998. The Company had no comparative technical services revenues for the year ended March 31, 1998. This revenue reflects the Company's strategic focus on providing IT services.

          COST OF SALES. Cost of sales consists primarily of salaries and employee benefits for the Company's full and part-time consultants, engineers, agents, and instructors; travel expenses relating to consulting and training activities; the costs to third party manufacturers for software and hardware products; facilities costs; and depreciation on property and equipment incurred in the production of revenues.

          Cost of sales increased 8% or $1,159,944 from $14,227,071 for the fiscal year ended March 31, 1998 to $15,387,015 for the same period in 1999. Gross profit as a percentage of revenues decreased by 3%, from 31% of revenues during the fiscal year ended March 31, 1998 to 28% of revenue for the same period in 1999. There have been general decreases in the margins allowed from manufacturers to resellers in both hardware and software products. In August 1998, the Company completed and moved into a new technical support call center. Excess capacity in the Company's new call center also contributed to lower margins.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling general and administrative expenses increased 42% or $3,853,081 from $9,186,053 for the fiscal year ended March 31, 1998 to $13,039,134 for the same period in 1999. During the first nine months of fiscal 1999 the Company spent substantial amounts on selling and marketing expenses in an effort to increase training revenues that resulted in no increase in revenues and a substantial loss to Sento Training. During the fourth quarter of fiscal 1999, the Company significantly changed its focus from providing classroom training to providing custom corporate IT training, video, and training in several vertical niche markets. This change of focus has resulted in increased revenues, lower selling and marketing spending, and a visible improvement in operating results for the training division. Management intends to continue this approach and believes Sento Training's financial results will continue to improve with this strategy in place. Start-up activities associated with

Sento Technical Services and Sento Training also contributed to the large increase in general and administrative expenses during fiscal 1999.

          RESEARCH AND DEVELOPMENT EXPENSES. The increase in research and development expenses of $98,134 or 124% from $78,875 during the year ended March 31, 1998 to $177,009 for the year ended March 31, 1999 was mainly due to software development activities by the Company's Australian operations.

          AMORTIZATION OF INTANGIBLE ASSETS. The Company recorded $791,456 of amortization expense relating to intangible assets during the fiscal year ended March 31, 1999. The intangible assets being amortized are from business acquisitions completed during the 1999 fiscal year and the latter portion of the Company's fiscal year ended March 31, 1998. Therefore, amortization of intangible assets, in the amount of $214,984 was much lower in fiscal 1998 because of the short time these assets were held during that year. In addition, as discussed elsewhere in this Form 10-KSB, the Company has divested itself of some of these business and has experienced an asset impairment on the remaining business, which has resulted in no remaining intangible assets as of March 31, 1999. In future years, there will be no amortization of intangible assets relating to the above mentioned acquisitions.

          RESTRUCTURING CHARGES. The Company took measures to improve productivity in its VAR business during the three months ended December 31, 1998 when it implemented a restructuring plan that included the closing of the Company's network consulting operations in Southern California. The Company recorded a restructuring charge of $229,829, including the write-off of $202,179 of unamortized goodwill and non-compete agreements relating to the Company's network consulting operations.

          IMPAIRMENT OF ASSETS. During the fiscal year ended March 31, 1999, the Company recorded impairment of assets totaling $880,842. The impairment consists of a write-down of goodwill and non-compete agreements totaling $426,296 relating to the Company's acquisition of Astron, Inc. in January 1998 and the write-off of $454,546 of unamortized intangible marketing rights for classroom based training related to the acquisition of Educational Systems Inc. The decision to write down these assets was based on continued losses in the classroom-based training department of the Company's training division, which was acquired through the acquisition of Astron. In addition, the Company expects to incur continued losses in classroom-based training and, therefore, is focusing its continued efforts on seminar-based training and customized corporate training.

          WRITE-OFF OF IN-PROCESS RESEARCH AND DEVELOPMENT COSTS. Included as part of the acquisition of Functional Software Pty, Inc. ("Functional"), was the purchase of in-process research and development costs totaling $92,095, which where expensed at the time of acquisition.

          OTHER INCOME, NET. Other income includes the following for the years ended March 31, 1999 and 1998:


                                                                     1999           1998
                                                                     ----           ----
          Interest income                                        $   111,601    $  358,466
          Interest expense                                          (101,871)      (86,518)
          Loss on disposal of businesses                            (337,402)            -
          Gain on sale of intangible assets                          875,000     3,214,107
          Gain (loss) on disposal of property and equipment          112,496       (53,852)
          Settlement with vendor                                     141,000             -
          Other                                                      314,055             -
                                                                 ------------   -----------
          Other Income, Net                                       $1,114,879    $3,432,203
                                                                 ============   ===========


It is not anticipated that other income will be significant in future periods.

          INTEREST INCOME. Interest income decreased by $246,865, or by 69%, from $358,466 during the year ended March 31, 1998 to $111,601 during the same period in 1999. The decrease in interest income is due primarily to the significant decrease in the Company's cash balances.

          INTEREST EXPENSE. Interest expense decreased by $134,647, or 57%, from $236,518 during the year ended March 31, 1998 to $101,871 during the same period in 1999. This decrease was due primarily to a charge to interest expense in 1998 for a 15% discount offered on $1,000,000 of convertible bonds issued in 1998. The total charge to interest expense for the above mentioned discount was $150,000 in 1998.

          LOSS ON DISPOSAL OF BUSINESSES. During the last quarter of fiscal 1999, the Company sold its VMS software sales and support business; all of the stock of Sento UK; all of the assets of Sento's east coast operations; its ownership in Dewpoint Distributed Solutions, Inc. ("Dewpoint"); all of the assets of Sento's west coast operations; and intellectual property and equipment acquired in October of 1998 from Functional. See Item 1. Business--Acquisitions and Divestitures. The net loss from the disposal of these businesses totaled $337,402.

          GAIN ON SALE OF INTANGIBLE ASSETS. During the year ended March 31, 1998, the Company sold intangible assets to BMC Software, Inc. (BMC). The total gain from the sale to BMC was $4,089,107, of which $3,214,107 was recognized in fiscal 1998 and the remaining $875,000 was recognized in fiscal 1999 as contractual representations and warranties were completed.

          GAIN (LOSS) ON DISPOSAL OF PROPERTY AND EQUIPMENT. Included in the gain on disposal of property and equipment during the year ended March 31, 1999 is a gain totaling $124,578 from the sale of a building. The Company also recognized losses from the disposal of equipment during the years ended March 31, 1999 and 1998 of $12,082 and $53,852 respectively.

          OTHER. Other includes royalty and investment income totaling $188,000, collected by the Company in 1999 from the sale of investments in a prior period and other miscellaneous items. No gain on the sale of these investments was originally recognized at the time of sale due to the uncertainty of future realization. Management does not expect other income to be significant in future periods.

LIQUIDITY AND CAPITAL RESOURCES

          At March 31, 1999, the Company had a $1,537,769 deficit in working capital and cash balances had decreased 95%, or $5,531,121, from $5,807,014 at March 31, 1998 to $275,893 at March 31, 1999. The deterioration in liquidity was primarily due to $3,462,744 of net cash used by operating activities and $2,717,848 of cash used for capital expenditures during the year ended March 31, 1999.

          The Company's primary sources of liquidity have been cash received from sales of assets and cash provided through private sales of equity as well as being generated by its operations. In addition, the Company has financed some of its equipment utilized in its business through long-term debt and has obtained an operating line of credit from a bank. The Company's expansion and continuing operating losses will require the Company to find additional sources of funding in future periods. In the event the Company is not able to find such alternate sources of funding, its ability to pursue its planned business strategy will be limited and it may be forced to reduce or suspend its operations. There can be no assurance that the Company will be able to obtain necessary capital funding on terms favorable to the Company, or at all.

          On June 9, 1999, the Company completed the initial closing of a private placement of common stock and warrants resulting in total consideration received to that date of approximately $1,600,000. The offering period of the private placement will continue through July 2, 1999, during which time Sento will seek to raise an additional amount to bring the private placement to its maximum amount of $1,920,000. This maximum amount of the private placement is in the form of 600,000 units consisting of two shares of common stock and a warrant to purchase one share of common stock. The units were and are being sold at a price of $3.20 per unit. The stock purchase warrants are exercisable for a three-year period at $2.50 per share. With this new financing, management believes the Company will be able to continue its operations and fund part of its expected growth.

          This new financing also made it possible for the Company to restructure its loan with its bank, which will provide up to $2,000,000 of bank financing including the $1,000,000 outstanding with the bank at March 31, 1999. The amount available under the bank loan is based on Sento's outstanding accounts receivable. The new financing also makes it possible for the Company to proceed with its plans to enter into agreements regarding sales and leaseback of equipment, which could provide up to an additional $1,500,000 in cash.

          As discussed above, management has implemented plans to raise debt and equity capital sufficient for continued operations. In the opinion of management, the continued implementation of these plans will permit the Company to meet its operating requirements, at least through the next fiscal year. However, the Company is subject to many uncertainties over which management has limited control, any one of which could adversely affect the Company's operating cash flows and thus create cash flow problems for the Company.

YEAR 2000

Sento Corporation has organized a Year 2000 oversight committee that is conducting an analysis of the Company's internal compliance and implementing necessary changes to ensure compliance. An overall five-phase plan has been implemented to coordinate the efforts of all offices worldwide.

The five-phase plan is outlined below:

- Discovery: Creation of Year 2000 Project Plan, Organization of Oversight Committee consisting of site coordinators for each of the Sento sites, members of the Company's IT management and senior management, and project manager. Communication with Board of Directors.

- Risk Assessment: Identify and document critical path items for all departments throughout Sento worldwide. Assess risk on each item. Determine current Year 2000 Compliance Status for each at risk item.

- Equipment and Products: Inventory of internal systems and software and embedded logic equipment. Contacting all suppliers and manufacturers of equipment and products for Year 2000 status on products as well as their internal company Year 2000 readiness.

- Testing: Conduct internal testing on all mission critical systems to assure no disruption of service or date-logic concerns.

- Reporting and Contingency Plans: Reporting of results of above phases and proposed contingency plans for all high-risk items.

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

While the costs to address the Company's Year 2000 issues cannot readily be determined until the above five phases have been completed, the nature of the systems and software that are implemented in the Company's critical path processes are such that the Company does not anticipate the costs associated with any corrective procedures will be material. The preceding statements regarding the Company's anticipated costs are forward-looking. Actual results could differ materially from those identified in the forward-looking statements. Factors affecting these results include the timing and cost of completing the Company's year 2000 assessment, the costs of any required remedial measures, the costs of failing to anticipate year 2000 issues that arise and the existence of any liability to third parties for failure by the Company to have adequately addressed its year 2000 issues.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

          In addition to other information in this Form 10-KSB, the following are important factors that should be considered carefully in evaluating the Company and its business.

Liquidity and Capital Resources

          At March 31, 1999, the Company had a $1,537,769 deficit in working capital and cash balances had decreased 95% or $5,531,121, from $5,807,014 at March 31, 1998 to $275,893 at March 31, 1999. The deterioration in liquidity was due primarily to $3,462,744 of net cash used by employee training and operating activities during the year ended March 31, 1999 and $2,717,848 of cash used to purchase furniture and equipment.

          The Company's primary sources of liquidity have been cash received from sales of assets and cash provided through private sales of equity, as well as borrowing under a bank line of credit. In addition, the Company has financed some of its equipment utilized in its business through long-term leasing arrangements. The Company's expansion and continuing operating losses require the Company to find additional sources of funding. In the event the Company is not able to find such alternate sources of funding, its ability to pursue its planned business strategy will be limited, and it may be forced to reduce or suspend its operations. There can be no assurance that the Company will be able to obtain necessary capital to fund its operations and purchase needed equipment to expand its operations on terms favorable to the Company, or at all.

Dependence on Customers

          No customer accounted for more than 10% of revenues for the fiscal year ended March 31, 1999. However, two customers accounted for approximately 83% of technical support revenues, and it is anticipated that less than five customers will account for more than 80% of the technical support revenues in the next fiscal year and perhaps longer. In addition, it is anticipated that technical support revenues will become the majority of the Company's revenues, and, therefore, it is anticipated that a small number of customers will account for the majority of the Company's revenues. Consistent with industry standards, the Company's contracts are generally cancelable by the customer on short-term notice. The loss of, or the failure to retain a significant amount of business with any key customer could have, and the cancellation or termination of the Company's contracts with either of its existing technical support customers would have, a material adverse effect on the business, financial condition and results of operations of the Company.

Competition

          The market for providing IT services is highly fragmented and very competitive. The IT services industry is comparatively young with many small regional service companies supplying some training and consulting, or systems integration services coupled with hardware and software sales. There are many small IT training companies specializing in various vertical market niches.

          The IT services industry, however, has begun to experience a degree of consolidation and the entry of major IT companies, which has resulted in an additional level of competition from service providers that have greater name recognition, larger installed customer bases, and significantly greater financial, technical and marketing resources than the Company. Over the past five years, a number of existing companies have enjoyed increasing success and rapid internal growth. Several of these companies have been active in acquiring the smaller regional training and consulting companies and are becoming major competitors with a measurable share of this rapidly expanding market. In addition, major sole source IT services companies such as Anderson Consulting, Computer Sciences Corp. ("CSC"), Electronic Data Systems ("EDS"), and IBM provide full "turnkey" solutions to their large customers.

          Also, major computer hardware and software companies generally provide their own technical support, consulting, and customer training. Therefore, such companies are not within the potential customer base for IT service providers and have the capability of providing services that compete with those provided by the Company.

          There can be no assurance that better and more efficient services will not be provided by new or existing IT service providers in competition with the Company or that existing service providers will not develop. The services provided by such competitors may be more effective or less expensive than those provided by the Company. Although the Company continues to improve, refine and enhance the services it provides, there can be no assurance that the Company will be able in the future to do so.

Changing Market

          The market for IT services is characterized by rapid technological advances, new product introductions and enhancements, and changes in customer requirements. The Company's future success will depend in large part on its ability to service new products, platforms and rapidly changing technology. These factors will require the Company to provide adequately trained personnel to address the increasingly sophisticated, complex and evolving needs of its customers.

          The complex nature of support services has resulted in the demand for technical support services to expand beyond the telephone and now includes e-mail, faxes and the Internet. Services include resolution of problems relating to the configuration and set-up, installation and interoperability of different products, and the level of support requests ranges from simple error messages to complex network configurations. These services cover a broad set of technologies, including operating environments, applications, databases, communication and network products, systems tools, development environments and Internet/intranet products. There can be no assurance that the Company will be able to provide such services profitably. The failure by the Company to adapt to the changing IT service industry would have an adverse impact on the Company's result of operations and financial condition.

          Sento's success will depend in part on its ability to develop solutions that keep pace with the continuing changes in information technology, evolving industry standards and changing client requirements. There can be no assurance that Sento will be successful in adequately addressing these developments on a timely basis or that, if these developments are addressed, Sento will be successful in the marketplace. In addition, there can be no assurance that products or technologies developed by others will not render Sento's services non-competitive or obsolete. Sento's failure to address these developments could have a material adverse effect on Sento's business and financial condition.

Attracting, Training and Retaining Quality Employees

          The IT services market suffers from a significant labor shortage. The success of the Company depends, in large part, on its ability to attract, retain and train highly-qualified scientific, technical, managerial and marketing personnel with IT expertise. The Company has not entered into employment agreements that require the services of any of its key technical personnel to remain with the Company for any specified period of time. Competition for such personnel is intense. There can be no assurance that the Company will be able to attract and maintain all personnel necessary for the development and operation of its business nor that it will be able to train its current employees on new developments in technology. The loss of the services of key personnel or an inability to attract, retain, train and motivate qualified personnel could have a material adverse effect on the business, financial condition and results of operations of the Company.

Dependence on Industry Trend to Outsource Services

          The Company's business depends in large part on the trend within the IT industry to outsource certain services. There can be no assurance that this trend will continue or if the trend continues that it will proceed at the same rate of growth. The failure of this trend to continue could have a material adverse effect on the business, financial condition and results of operations of the Company.

New Management

          The Company has recently effected significant changes in its management team and key employees. In particular, the Company's chief executive officer, Arthur Coombs, Gary B. Filler, in a consulting role as its Executive Vice President and Chief Financial Officer, and Keith Barr, Chief Information Officer, joined the Company in February 1998, March 1999 and April, 1998, respectively. A majority of the Company's Board of Directors were elected since July 1998. The Company's headcount has grown from 162 at June 12, 1998 to 257 at June 11, 1999. There can be no assurance that the Company's new management team and other new personnel can successfully manage the Company's rapidly evolving business, and failure to do so would have a material adverse effect upon the Company's operating results.

Potential Significant Fluctuations in Quarterly Results

          The value of individual transactions can constitute a substantial percentage of the Company's quarterly revenue, and particular transactions may generate a substantial portion of the operating profits for a quarter. Because the Company's staffing and other operating expenses are based on anticipated revenue levels, and a high percentage of its expenses are fixed, delays in the receipt of orders or payments can cause significant variations in operating results from quarter to quarter. In addition, the Company may expend significant resources pursuing potential sales that will not be consummated. The Company also may choose to reduce prices or to increase spending in response to competition or to pursue new market opportunities, which may adversely affect its operating results.

          In particular, the Company's revenues from call center operations are potentially volatile. Such revenues are a function of the number of support requests received by the Company and the time spent on such requests. Consequently, the Company's profitability may be adversely affected if the Company receives fewer support requests than anticipated or the time spent in resolving inquiries is greater than anticipated.

          For all of the reasons identified above, management believes that period-to-period comparisons of the Company's results of operations may not be meaningful and should not be relied upon as an indication of future performance. Furthermore, there can be no assurance that the Company will be able to achieve and sustain profitability on a quarterly basis.

Possible Volatility of Stock Price

          The trading price of the Common Stock has fluctuated widely in response to variations in quarterly operating results, announcements by the Company or its competitors, industry trends, general economic conditions or other events or factors. Such fluctuations may continue in the future. Among other factors, as described in the preceding paragraph, it is possible that in some future quarters the Company's operating results will be below the expectations of public market analysts and investors. Regardless of the general outlook for the Company's business, the announcement of quarterly operating results below analyst and investor expectations could have a material and adverse effect on the market price of the Common Stock.

Risk of Emergency Interruption of Call Center Operations

          The Company's business is highly dependent on its computer and telecommunications equipment and software systems. There can be no assurance, that natural disaster, human error, equipment malfunction or inadequacy, or other events would not result in a prolonged interruption in the Company's ability to provide support services to its clients. The temporary or permanent loss of the Company's computer or telephone equipment or systems, through casualty, operating malfunction or otherwise, could have a material adverse effect on the Company. The Company's property and business interruption insurance may not be adequate to compensate the Company for all losses that it may incur.

Collection of Accounts

          The Company's business of providing IT services involves certain account collection risks. These remedies may be time-consuming and there can be no assurance that the Company would be successful in its efforts or that the Company would be able to recover its costs of collection. With respect to software sales, a customer who has ordered and received software from the Company may fail to pay timely for the software, thus creating a collection problem for the Company. In the event a purchaser of services or software defaults on its payment obligation, the Company's sole remedy would be the pursuit of legal remedies.

ITEM 7.   FINANCIAL STATEMENTS.

The financial statement information required by Item 7 is included on pages F-1--F-20.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None

                                    PART III

                             ITEMS 9, 10, 11 AND 12.

          These items are incorporated by reference to the Company's definitive proxy statement relating to the Company's Annual Meeting of Shareholders scheduled for September 23, 1999. The definitive proxy statement will be filed with the Commission not later than 120 days after March 31, 1999, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

                   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

          (a)     EXHIBITS

                                                                                                  Incorporated     Filed
                        Description                                                               by Reference    Herewith
    Number
--------------    ----------------------------------------------------------------------          ------------    --------

     3.1          Articles of Incorporation, as amended                                                             (1)

     3.2          Bylaws                                                                             (2)

     10.1         Sento Technical Innovations Corporation Stock Incentive Plan                       (3)

     10.2         Astron Incorporated Acquisition Agreement, dated as of November 19,                (4)
                  1997

     10.3         Amendment No. 1 to Astron Incorporated Acquisition Agreement, dated as             (4)
                  of December 31, 1997

     10.4         Educational Systems, Inc. Asset Purchase Agreement, dated as of                                   (1)
                  June 24, 1998.

     10.5         Silicon Valley Bank Amended and Restated Loan and Security Agreement,                             (1)
                  dated as of June 23, 1999.

     21           Subsidiaries of the Registrant                                                                    (1)

     23           Consent of KPMG LLP                                                                               (1)

     27           Financial Data Schedule                                                                           (1)
--------------


(1) Filed herewith and attached to this Form 10-KSB following page 19 hereof.

(2) Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended April 30, 1996, filed with the Commission on July 29, 1996, as amended by Form 10-KSB/A filed with the Commission on August 1, 1996.

(3) Incorporated by reference to the Company's definitive proxy statement for the annual meeting of the Company's shareholders held on August 18, 1997.

(4) Incorporated by reference to a Current Report on Form 8-K filed with the Commission on January 15, 1997.

        (b)  REPORTS ON FORM 8-K

             None

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 25, 1999.

                               SENTO CORPORATION



                               By:        /s/ ARTHUR F. COOMBS, III
                                   --------------------------------
                                           Arthur F. Coombs, III
                                           President and Chief Executive Officer


          In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 25, 1999


            SIGNATURE                         CAPACITY IN WHICH SIGNED
---------------------------------     ------------------------------------------


     /s/ KIETH E. SORENSON            Chairman of the Board
-------------------------------
     Kieth E. Sorenson


     /s/ ARTHUR F. COOMBS, III        President, Chief Executive Officer and
-------------------------------       Director (Principal executive officer)
     Arthur F. Coombs, III


     /s/ GARY B. FILLER               Chief Financial Officer and Director
-------------------------------       (Principal financial and accounting
     Gary B. Filler                   officer)


     /s/ ROBERT K. BENCH              Director
-------------------------------
    Robert K. Bench


     /s/ WALTER W. BREGMAN            Director
-------------------------------
     Walter W. Bregman

                         INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders of
Sento Corporation:


We have audited the accompanying consolidated balance sheets of Sento Corporation and subsidiaries as of March 31, 1999 and 1998 (as restated), and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Software Innovations Limited or Sento Australia Pty Limited, wholly-owned subsidiaries, which financial statements reflect total assets constituting 7.5 percent and total revenues constituting 5.7 percent as of March 31, 1998 of the related consolidated totals. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these companies, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sento Corporation and subsidiaries as of March 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended.


                                                 KPMG LLP


Salt Lake City, Utah
  May 21, 1999, except as to
  the first paragraph of note 6
  which is as of June 8, 1999,
  and the second paragraph
  of note 16 which is as
  of June 9, 1999

                      SENTO CORPORATION AND SUBSIDIARIES

                          Consolidated Balance Sheets

                            March 31, 1999 and 1998

                                                                                                                           1998
                                                                                                  1999                   (NOTE 7)
                                                                                              ------------              ---------
                            ASSETS

Current assets:
     Cash and cash equivalents                                                                $    275,893              5,807,014
     Accounts receivable, less allowance for doubtful
        accounts of $208,678 in 1999 and $397,842  in 1998                                       3,075,460              4,076,715
     Inventories                                                                                    10,010                302,172
     Income taxes receivable                                                                       375,148                322,112
     Notes receivable, current portion (note 4)                                                         --                 39,500
     Other current assets (note 3)                                                                 381,872              1,434,907
     Deferred tax assets (note 8)                                                                       --                218,540
                                                                                              ------------             ----------
                    Total current assets                                                         4,118,383             12,200,960

Property and equipment (notes 5 and 6)                                                           2,907,897              1,274,902
Intangible assets, less amortization of $214,584 in 1998 (notes 3 and 13)                               --              1,513,758
Notes receivable, less current portion (note 4)                                                    175,000                 98,500
Other assets (note 3)                                                                               99,891                772,532
                                                                                              ------------             ----------
                                                                                              $  7,301,171             15,860,652
                                                                                              ------------             ----------
                                                                                              ------------             ----------

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Line of credit (note 6)                                                                  $  1,000,000                     --
     Current portion of long-term debt (note 6)                                                    191,741                131,774
     Current portion of royalty obligations (note 3)                                               218,182                     --
     Accounts payable                                                                            2,197,129              2,720,562
     Accrued salaries                                                                              479,830                311,013
     Accrued liabilities                                                                         1,068,949              1,088,184
     Deferred revenue                                                                              500,321              2,280,510
                                                                                              ------------             ----------
                    Total current liabilities                                                    5,656,152              6,532,043
                                                                                              ------------             ----------
Long-term liabilities:
     Deferred revenue                                                                                   --                175,000
     Convertible bonds (note 7)                                                                    472,266                944,533
     Long-term debt, excluding current portion (note 6)                                            103,192                362,959
     Long-term royalty obligations, net of current portion (note 3)                                183,125                     --
     Deferred tax liabilities (note 8)                                                                  --                271,539
                                                                                              ------------             ----------
                    Total long-term liabilities                                                    758,583              1,754,031

Commitments (notes 9, 16, and 18)

Stockholders' equity (notes 3, 7, and 11):
     Common stock, $.25 par value. Authorized 50,000,000 shares;
        issued and outstanding 6,120,671 shares in 1999 and 5,741,063 shares in 1998             1,580,607              1,435,268
     Additional paid-in capital                                                                  7,247,143              6,100,290
     Deferred compensation                                                                        (204,814)              (338,357)
     Retained earnings (accumulated deficit)                                                    (7,327,537)               427,266
     Accumulated other comprehensive income - foreign currency translation                         (22,400)               (49,889)
     Treasury stock, 201,750 common shares, at cost                                               (386,563)                    --
                                                                                              ------------             ----------
                    Total stockholders' equity                                                     886,436              7,574,578
                                                                                              ------------             ----------
                                                                                              $  7,301,171             15,860,652
                                                                                              ------------             ----------
                                                                                              ------------             ----------


See accompanying notes to the consolidated financial statements.

                      SENTO CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Operations

                      Years ended March 31, 1999 and 1998


                                                                                                     1998
                                                                              1999                 (NOTE 7)
                                                                         ------------             ----------
Revenues                                                                 $ 21,225,230             20,639,845
Cost of sales                                                              15,387,015             14,227,071
                                                                         ------------             ----------
                    Gross profit                                            5,838,215              6,412,774

Selling, general, and administrative expenses                              13,039,134              9,186,053
Research and development expense                                              177,009                 78,875
Amortization of intangible assets                                             791,456                214,984
Restructuring charges (note 12)                                               229,829                     --
Impairment of long-lived assets (note 13)                                     880,842                     --
Write-off of in-process research and development costs (note 3)                92,095                     --
                                                                         ------------             ----------
                    Loss from operations                                   (9,372,150)            (3,067,138)

Other income, net (note 2)                                                  1,114,879              3,282,203
                                                                         ------------             ----------
                    Income (loss) before taxes                             (8,257,271)               215,065

Income tax benefit (expense) (note 8)                                         502,468               (302,090)
                                                                         ------------             ----------
                    Net loss                                             $ (7,754,803)               (87,025)
                                                                         ------------             ----------
                                                                         ------------             ----------
Net loss per share - basic and diluted                                   $      (1.31)                 (0.02)
                                                                         ------------             ----------
                                                                         ------------             ----------


See accompanying notes to the consolidated financial statements.

                      SENTO CORPORATION AND SUBSIDIARIES

    Consolidated Statements of Stockholders' Equity and Comprehensive Loss

                      Years ended March 31, 1999 and 1998


                                                                                                  ACCUMU-
                                                                                  RETAINED         LATED
                                                            ADDI-                 EARNINGS         OTHER                    TOTAL
                                      COMMON STOCK         TIONAL     DEFERRED    (ACCUMU-        COMPRE-                   STOCK-
                                  -------------------      PAID-IN     COMPEN-     LATED          HENSIVE     TREASURY     HOLDERS'
                                  SHARES       AMOUNT      CAPITAL     SATION     DEFICIT)      INCOME/LOSS    STOCK        EQUITY
                                 ---------   ----------   ---------   --------   ----------     -----------   --------   ----------
BALANCES AT MARCH 31, 1997       4,351,228   $1,087,808   1,595,352   (100,000)     530,491           --            --    3,113,651

Issuance of common stock
  for cash (note 11)               720,000      180,000   2,757,380         --           --           --            --    2,937,380

Issuance of common stock
  in lieu of compensation           76,000       19,000     209,025         --           --           --            --      228,025

Issuance of warrants with
  convertible bonds (note 7)            --           --     205,465         --           --           --            --      205,465

Exercise of warrants                 5,000        1,250      16,250         --           --           --            --       17,500

Exercise of stock options
  for common shares and cash        92,262       23,066     (20,881)        --           --           --            --        2,185

Common stock issued for
  business combinations (note 3)   485,750      121,438     968,450         --      (16,200)          --            --    1,073,688

Employee stock purchases
  (note 11)                         10,823        2,706      35,113         --           --           --            --       37,819

Deferred compensation related
  to grant of stock options
  and warrants (note 11)                --           --     334,136   (334,136)          --           --            --           --

Amortization of deferred
  compensation (note 11)                --           --          --     95,779           --           --            --       95,779

Comprehensive loss:
  Net loss (note 7)                     --           --          --         --      (87,025)          --            --      (87,025)
  Effect of change in
    foreign currency translation        --           --          --         --           --      (49,889)           --      (49,889)
                                                                                                                         ----------
Total comprehensive loss                                                                                                   (136,914)
                                 ---------   ----------   ---------   --------   ----------     -----------   --------   ----------
Balances at March 31, 1998       5,741,063    1,435,268   6,100,290   (338,357)     427,266      (49,889)           --    7,574,578

Conversion of bonds                313,554       78,388     441,879         --           --           --            --      520,267

Stock issued for bonuses            12,208        3,052      29,323         --           --           --            --       32,375

Exercise of warrants                73,894       18,474     240,154         --           --           --            --      258,628

Exercise of stock options           14,882        3,720      14,736         --           --           --            --       18,456

Common stock issued for
  business acquisition             142,559       35,640     351,052         --           --           --            --      386,692

Employee stock purchases
  (note 11)                         11,455        2,864      34,824         --           --           --            --       37,688

Common stock issued for
  royalty payments                  12,806        3,201      34,885         --           --           --            --       38,086

Treasury shares received for
  sale of property and
  businesses                      (201,750)          --          --         --           --           --      (386,563)    (386,563)

Amortization of deferred
  compensation (note 11)                --           --          --    133,543           --           --            --      133,543

Comprehensive loss:
  Net loss                              --           --          --         --   (7,754,803)          --            --   (7,754,803)
  Effect of change in
    foreign currency translation        --           --          --         --           --       27,489            --       27,489
                                                                                                                         ----------
Total comprehensive loss                                                                                                 (7,727,314)
                                 ---------   ----------   ---------   --------   ----------     -----------   --------   ----------
Balances at March 31, 1999       6,120,671   $1,580,607   7,247,143   (204,814)  (7,327,537)     (22,400)     (386,563)     886,436
                                 ---------   ----------   ---------   --------   ----------     -----------   --------   ----------
                                 ---------   ----------   ---------   --------   ----------     -----------   --------   ----------


See accompanying notes to the consolidated financial statements.

                      SENTO CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                      Years ended March 31, 1999 and 1998


                                                                                                         1998
                                                                                  1999                 (NOTE 7)
                                                                              -----------            ----------
Cash flows from operating activities:
     Net loss                                                                 $(7,754,803)              (87,025)
     Adjustments to reconcile net loss to
        net cash used in operating activities:
           Depreciation and amortization                                        1,414,964               600,276
           Amortization of deferred compensation                                  133,543                95,779
           Provision for losses on accounts receivable                            270,913               174,632
           Common stock issued in lieu of compensation                             32,375               228,025
           Loss on disposal of business                                           337,402                    --
           Net gain on disposition of assets                                     (987,496)           (3,160,255)
           Write-off of in-process research and development costs                  92,095                    --
           Asset impairment and restructuring charges                           1,110,671                    --
           Notes receivable charged to compensation                               110,000                    --
           Minority interest                                                      (68,201)                   --
           Interest on warrants with convertible bonds                                 --               150,000
           Changes in operating assets and liabilities:
              Accounts receivable                                                 584,252              (342,166)
              Inventories                                                         200,880               (41,288)
              Other assets                                                      1,797,649              (506,934)
              Deferred income taxes                                               (52,999)              146,583
              Accounts payable                                                   (149,740)             (249,741)
              Accrued liabilities and royalty obligations                         161,964               423,398
              Income taxes receivable                                             (53,036)             (339,603)
              Deferred revenue                                                   (543,177)              184,416
                                                                              -----------            ----------
                 Net cash used in operating activities                         (3,362,744)           (2,723,903)
                                                                              -----------            ----------

Cash flows provided by (used in) investing activities:
     Expenditures for business acquisition                                       (691,318)           (2,199,093)
     Capital expenditures                                                      (2,717,848)             (341,401)
     Proceeds from sale of assets                                                 192,722             5,600,000
     Disposal of business, net of cash                                           (161,184)                   --
     Issuance of notes receivable                                                      --              (110,000)
     Proceeds from notes receivable                                                28,000                    --
                                                                              -----------            ----------
                 Net cash provided by (used in) investing activities           (3,349,628)            2,949,506
                                                                              -----------            ----------

Cash flows from financing activities:
     Proceeds from issuance of stock                                              314,772             2,994,882
     Proceeds from issuance of long-term debt and line of credit                1,154,717               182,586
     Principal payments of long-term debt                                        (314,192)             (771,506)
     Proceeds from issuance of convertible bonds                                       --             1,000,000
                                                                              -----------            ----------
                 Net cash provided by financing activities                      1,155,297             3,405,962
                                                                              -----------            ----------
Effective of exchange rate changes                                                 25,954               (49,889)

Net increase (decrease) in cash and cash equivalents                           (5,531,121)            3,581,676

Cash and cash equivalents at beginning of period                                5,807,014             2,225,338
                                                                              -----------            ----------
Cash and cash equivalents at end of period                                    $   275,893             5,807,014
                                                                              -----------            ----------
                                                                              -----------            ----------


                                                                     (Continued)

                      SENTO CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                      Years ended March 31, 1999 and 1998


                                                                                                         1998
                                                                                    1999                 (NOTE 7)
                                                                                -----------            ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for:
     Interest                                                                   $    62,849                86,518
     Income taxes                                                                   100,987               646,745

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

Options exchanged for common stock                                              $        --                22,622
Deferred taxes related to assets acquired in business combinations                       --               280,000
Common stock issued for payment of royalties                                         38,086                    --
Common stock issued for conversion of bonds                                         520,267                    --
Assets acquired and liabilities assumed through
     business acquisitions:
        Assets acquired:
           Accounts receivable                                                  $        --               466,505
           Inventory                                                                     --               101,206
           Notes receivable                                                              --                28,000
           Prepaid taxes                                                                 --               114,715
           Other assets, including intangibles                                    1,551,210             1,496,085
           Fixed assets                                                              76,800               239,973
                                                                                -----------            ----------
                    Assets acquired                                               1,628,010             2,446,484

        Less liabilities assumed:
           Long-term debt                                                                --              (309,040)
           Accounts payable                                                              --              (650,290)
           Accrued liabilities                                                      (50,000)             (343,012)
           Royalty obligations                                                     (500,000)                   --
           Deferred revenue                                                              --               (70,454)
                                                                                -----------            ----------
                    Net assets acquired                                           1,078,010             1,073,688
           Less cash paid                                                          (691,318)                   --
                                                                                -----------            ----------
                    Net assets acquired with common stock                       $   386,692             1,073,688
                                                                                -----------            ----------
                                                                                -----------            ----------


See accompanying notes to the consolidated financial statements.

                      SENTO CORPORATION AND SUBSIDIARIES

                Notes to the Consolidated Financial Statements

                            March 31, 1999 and 1998


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  DESCRIPTION OF BUSINESS

          Sento Corporation (Sento), formerly Sento Technical Innovations, provides integrated information technology (IT) solutions for Windows NT, UNIX, Open VMS, Internet/Intranet, and networked computing environments. Through its wholly-owned subsidiaries, Sento delivers technical support services, consulting, and outsourced training.

          Sento Technical Services Corporation offers a range of IT outsourcing services consisting of "call center," "helpdesk," and technical support services. Sento Consulting Corporation delivers customized IT consulting services intended to help Sento clients realize the benefits of advanced IT solutions in the areas of network, systems, and financial information consulting. Sento Training Corporation provides seminar training workshops, customized corporate training programs, and multi-media presentations, all of which are designed to teach and reinforce skills required to make IT systems work effectively.

          Historically, Sento operated as a Value Added Reseller generating revenues from its sales and distribution of third party hardware and software products. As a reseller, the Company was dependent on third-party suppliers, with over forty-five percent of the Company's revenues in 1998 derived from products it obtains from two suppliers. During the past two years, the Company began a strategic transition using its technical core competencies to offer IT outsourcing services and IT training.

          In addition, the Company conducts substantially all of its foreign operations through Sento Australia Pty. Limited, based near Sydney, Australia. Revenues from foreign sales for the periods ended March 31, 1999 and 1998, were approximately twelve percent and nine percent of total sales, respectively.

     (b)  BASIS OF PRESENTATION

          The financial statements include the consolidated financial statements of Sento and its wholly-owned subsidiaries (collectively, the Company). All intercompany balances and transactions have been eliminated in consolidation.

     (c)  CASH AND CASH EQUIVALENTS

          The Company considers all highly liquid investments with original maturites of three months or less to be cash equivalents. Cash equivalents at March 31, 1998 consist of a $300,000 certificate of deposit which is held as collateral for a $300,000 letter of credit in favor of one of the Company's vendors. The Company had no cash equivalents as of March 31, 1999.

     (d)  INVENTORIES

          Inventories consist primarily of computer software disks and supplies, and third party supplier products which are stated at the lower of cost or market. Cost is determined using the first-in, first-out
          (FIFO) method.

     (e)  REVENUE RECOGNITION

          In October 1997, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 97-2, SOFTWARE REVENUE RECOGNITION, which supersedes SOP 91-1, SOFTWARE REVENUE RECOGNITION. Effective March 31, 1998, the Company adopted the provisions of SOP 97-2. Revenue was recognized in accordance with SOP 97-2 in fiscal year 1999, and SOP 91-1 in prior years.

          Revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured. Revenue from the sale of software licenses and hardware sales is generally recognized upon delivery. Revenues from maintenance contracts are recognized over the term of the contract, and customer training and service are recognized as the service is performed. Deferred revenues consist of payments received on software maintenance contracts and recorded as revenue over the period of the contract, which is typically one year.

     (f)  PROPERTY AND EQUIPMENT

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

               Buildings                                 40 years
               Furniture and equipment                 3-10 years
               Transportation equipment                   5 years

     (g)  RESEARCH AND DEVELOPMENT

          Research and development costs are expensed as incurred. Software development costs incurred between achieving technological feasibly and release of the product have been insignificant and therefore expensed as incurred.

     (h)  INCOME TAXES

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

     (i)  FOREIGN CURRENCY TRANSLATION

          The local foreign currency is the functional currency for the Company's foreign subsidiaries. Assets and liabilities of foreign operations are translated to U.S. dollars at the current exchange rates as of the applicable consolidated balance sheet date. Revenues and expenses are translated at the average exchange rates prevailing during the period. Adjustments resulting from translation are reported as a component of stockholders' equity. Certain transactions of the foreign subsidiaries are denominated in currencies other than the functional currency, including transactions with the parent company. Transaction gains and losses are included in other income (expense) for the period in which the transaction occurs.

     (j)  INTANGIBLE ASSETS

          Intangible assets as of March 31, 1998, include goodwill and noncompete agreements. Goodwill is amortized over five years and noncompete agreements are amortized over the life of the agreements, generally two years.

          The Company assesses whether its goodwill and other intangible assets are impaired based on a periodic evaluation of undiscounted projected cash flows through the remaining amortization period. If an impairment exists, the amount of such impairment is calculated and recorded based on the estimated fair value of the asset.

     (k)  NET LOSS PER COMMON SHARE

          Basic loss per share is computed in accordance with Financial Accounting Standards Board Standards No. 128, EARNINGS PER SHARE. Basic net loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur from common shares issueable through stock options, warrants, and other convertible securities, if dilutive. Common stock equivalent shares are excluded from the computation of net loss per share for the years ended March 31, 1999 and 1998, as their effect is antidilutive. Net loss is the same for both basic net loss per share and diluted net loss per share.

          The weighted average number of common shares outstanding during the years ended March 31, 1999 and 1998 were 5,901,959 and 5,017,203, respectively, for both the basic and diluted calculations. The number of outstanding options and warrants that could potentially be dilutive in future years which were excluded from the calculations as there impact would have been antidilutive were 3,216,872 in 1999 and 3,075,955 in 1998.

     (l)  STOCK-BASED COMPENSATION

          The Company has adopted the footnote disclosure provisions of Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION (SFAS 123). SFAS 123 encourages entities to adopt a fair value based method of accounting for stock options or similar equity instruments. However, it also allows an entity to continue measuring compensation cost for stock based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB 25). The Company has elected to continue to apply the provisions of APB 25 and provide pro forma footnote disclosures required by SFAS 123.

     (m)  CONCENTRATION OF CREDIT RISK

          In the normal course of business, the Company provides unsecured credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectations. No one customer accounted for more than ten percent of total revenues.

     (n)  USE OF ESTIMATES

          Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     (o)  RECLASSIFICATIONS

          Certain items in the 1998 consolidated financial statements have been reclassified to conform with the 1999 presentation.

     (p)  FINANCIAL INSTRUMENTS

          The carrying value of accounts receivable, notes receivable, accounts payable, accrued expenses, and debt approximate their estimated fair value.

     (q)  ADVERTISING

          Advertising costs are expensed as incurred. Advertising cost amounted to $1,592,914 and $537,780 in 1999 and 1998, respectively.

     (r)  COMPREHENSIVE LOSS

          On March 31, 1999, the Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income (loss) consists of net income (loss) and effect of change in foreign currency translation, which is presented in the consolidated statements of stockholder's equity and comprehensive loss. The statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Prior year consolidated financial statements have been reclassified to conform to the requirements of SFAS No. 130.

(2)  OTHER INCOME, NET


                                                                   1999          1998
                                                                ----------    ---------
          Interest income                                       $  111,601      358,466
          Interest expense                                        (101,871)    (236,518)
          Loss on disposal of businesses (note 3)                 (337,402)           -
          Gain loss on sale of intangible assets (note 3)          875,000    3,214,107
          Gain (loss) on sale of property and equipment            112,496      (53,852)
          Settlement with vendor                                   141,000            -
          Other                                                    314,055            -
                                                                ----------    ---------
          Other income, net                                     $1,114,879    3,282,203
                                                                ----------    ---------
                                                                ----------    ---------


(3)  BUSINESS ACQUISITIONS AND ASSET DISPOSITIONS

     Effective July 1, 1996, the Company entered into an Exclusive License and Technical Assistance Agreement (the ASI License Agreement) with Australian Software Innovations Services Pty. Ltd. (ASI), a reseller and developer of computer software. ASI is a limited company organized under the laws of the Commonwealth of Australia. Under the terms of the ASI License Agreement, the Company acquired an exclusive license (the License) in North and South America during a five-year term to use, market, modify, manufacture, assemble, test, and modify ASI's SYSMON software program. In consideration of the grant of the License, the Company paid to ASI a nonrefundable license fee in the amount of $550,000 and agreed to pay royalties to ASI during the term of the ASI License Agreement.

     On September 10, 1996, the Company entered into an option agreement (ASI Option) with ASI. Under the terms of the ASI Option, ASI granted the Company a one year option to acquire all or any portion of the tangible and intangible assets of ASI. As consideration for the ASI Option, the Company paid ASI $130,000.

     On July 9, 1997, the Company exercised its option under the ASI Option Agreement. The Company paid a total of $2,329,093 including the $130,000 paid for the ASI Option. Upon exercise of the ASI option, the Company acquired certain tangible and intangible assets, including ASI's intellectual properties, and assumed certain liabilities. The following summarizes assets acquired and liabilities assumed with the ASI acquisition:


         Accounts receivable                                    $  302,251
         Inventory                                                   4,214
         Net property and equipment                                206,609
         Intangible assets                                       2,617,214
                                                                ----------
                                                                 3,130,288
         Less liabilities assumed                                 (931,195)
                                                                ----------
         Cash paid for ASI (exclusive of the $130,000 option)   $2,199,093
                                                                ----------
                                                                ----------


     On July 10, 1997, the Company entered into an asset purchase and services agreement (Purchase Agreement) with BMC Software, Inc. (BMC) pursuant to which the Company sold substantially all of the intangible assets and license rights it had acquired from ASI for $7,000,000. Of the $7,000,000 purchase price, $1,400,000 was placed in escrow pending the Company's fulfillment of certain representations and warranties. The escrowed amounts receivable are included as other assets at March 31, 1998 in the accompanying consolidated balance sheet. A portion of the gain was recorded as deferred revenue at the time of the sale and was recognized as the representations and warranties were completed. As of March 31, 1998, $875,000 was recorded as deferred revenue in the accompanying consolidated balance sheet and was recognized as other income in fiscal 1999.

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


         Account receivable                                     $ 130,483
         Property and equipment                                    22,351
         Other assets                                               8,241
         Less liabilities assumed                                (161,075)
         Accumulated deficit of CDG                                16,200
                                                                ---------
         Value of common stock issued                           $  16,200
                                                                ---------
                                                                ---------


     The Company also acquired three additional companies during fiscal year 1998: P.C. Business Solutions, Inc. (PCB), a reseller of computer software and a technical services provider located in Upland, California; Software Innovations Ltd. (SIL), a reseller of computer software and a technical services provider located in Hertz, England; and Astron Incorporated (Astron), a provider of education and training to the information technology industry located in Orem, Utah. All three of the acquisitions were made through the exchange of common stock and have been accounted for under the purchase method of accounting. Accordingly, the results of operations of these companies have been included in the Company's consolidated financial statements since date of acquisition.

     A summary of assets acquired, liabilities assumed, and consideration given for these acquisitions is as follows:


                                                 PCB           SI         ASTRON
                                              ---------     --------     --------
         Accounts receivable                  $  72,122      185,139       78,761
         Inventory                               89,206            -       12,000
         Property and equipment                  50,815       14,886      151,921
         Goodwill and other intangibles         718,858       74,044      655,838
         Other assets                               988            -       66,115
                                              ---------     --------     --------
                                                931,989      274,069      964,635
         Less liabilities assumed              (274,489)    (196,281)    (626,235)
                                              ---------     --------     --------
                                              $ 657,500       77,788      338,400
                                              ---------     --------     --------
                                              ---------     --------     --------
         Consideration

             Shares of common stock issued      250,000       31,750      144,000
                                              ---------     --------     --------
                                              ---------     --------     --------


     The following unaudited pro forma summary presents consolidated results of operations of the Company for the year ended March 31, 1998 as if the entities acquired under the purchase method had been acquired as of the beginning of 1998:


         Total revenues                       $25,418,781
         Net loss                             $  (741,513)
         Loss per share                       $      (.15)


     The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for all of 1998. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

     In August 1998, the Company acquired all marketing rights to certain classroom based IT training courses from Educational Systems, Inc. (ESI) for $100,000 cash and between $500,000 and $1,400,000 in future royalties to be paid out over a 33-month period. The purchase agreement also provides for additional payments over the 33-month period contingent on future sales of certain classroom based IT training courses. The intellectual property and marketing rights were being amortized on a straight-line basis over 33 months (note 13). The acquisition has been accounted for by the purchase method and, accordingly, the results of operations of ESI have been included in the Company's consolidated financial statements from August 1998. Effective April 1, 1999, the Company began withholding royalty payments, based upon the Company's working capital position and disagreements with the principals of ESI regarding certain representations and obligations contained in the acquisition agreement.

     Assuming the acquisition of ESI had occurred at April 1, 1997, the Company's results of operations would not have been materially different for either 1999 or 1998, than currently presented in the accompanying consolidated statements of operations.

     In October 1998, the Company acquired equipment and intellectual property from Functional Software Pty., Ltd. (Functional) for $450,000 in cash and 129,656 restricted shares of the Company's common stock. Functional is located in Australia and is a software developer. The transaction was accounted for under the purchase method of accounting. Results of operations have been included in the Company's consolidated financial statements since the date of acquisition.

     The following is a summary of the acquisition:


             Consideration:
                  Cash                                                     $492,440
                  Common stock                                              386,692
                  Acquisition costs incurred                                 98,878
                                                                           --------
                        Total consideration                                 978,010

             Assets acquired and liabilities assumed:
                  Equipment                                                  76,800
                  Intellectual property                                     571,421
                  Accrued liabilities                                       (50,000)
                                                                           --------
                        Total assets acquired and liabilities assumed       598,221
                        Purchase price in excess of fair value              379,789
             In-process research and development costs                      (92,095)
                                                                           --------
                        Goodwill                                           $287,694
                                                                           --------


     During the year ended March 31, 1999, the Company sold the following businesses:

          West coast sales office (originally acquired as part of the PC Business Solutions acquisition) East coast sales office (originally acquired as part of the GDG acquisition) Sento Limited (located in England and originally acquired as Software Innovations Ltd.) Dewpoint Distributed Solutions (Dewpoint) (located in Orem, Utah) VMS software sales and support operations (Based in American Fork, Utah)

     In addition, the Company sold equipment and intellectual property of Functional.

         The dispositions were accounted for as follows:


             Assets sold:
                  Cash                                                     $  161,184
                  Accounts receivable                                         146,090
                  Inventory                                                    91,282
                  Property and equipment, net                                 283,918
                  Other assets                                                  5,467
                  Intangible assets, net                                    1,020,957
                  Accumulated foreign currency translation                      1,535
                  Minority interest                                            68,201
                                                                           ----------
                                                                            1,778,634

             Less liabilities assumed:
                  Long-term debt                                              (40,325)
                  Accounts payable                                           (373,693)
                  Accrued liabilities                                         (62,639)
                  Deferred revenue                                           (537,012)
                                                                           ----------
                        Net assets sold                                       764,965

             Consideration received:
                  Treasury stock                                             (212,563)
                  Accounts receivable                                         (40,000)
                  Notes receivable, net of reserves                          (175,000)
                                                                           ----------
                        Loss on disposition of businesses                  $  377,402
                                                                           ----------
                                                                           ----------


(4)  NOTES RECEIVABLE

     At March 31, 1999, the Company had a note receivable, net of reserves, of $175,000. This note receivable was from the disposition of the west coast sales office. The note is noninterest bearing and is due June 1, 2004.

     At March 31, 1998, the Company had notes receivable. The first note was due from an employee and had a balance of $28,000, which was paid during fiscal 1999. The second note receivable had a balance of $110,000, was due from an officer and director of the Company and was taken as compensation by the officer in fiscal 1999.

(5)  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following as of March 31:


                                                        1999             1998
                                                     ----------       ---------
             Land                                    $        -          36,021
             Building and improvements                        -         254,327
             Leasehold improvements                     181,773          94,010
             Furniture, fixtures, and equipment       3,686,951       1,413,438
                                                     ----------       ---------
                                                      3,868,724       1,797,796
             Less accumulated depreciation             (960,827)       (522,894)
                                                     ----------       ---------
                                                     $2,907,897       1,274,902
                                                     ----------       ---------
                                                     ----------       ---------


(6)  NOTE PAYABLE TO BANK AND LONG-TERM DEBT

     On June 8, 1999, the Company renegotiated the terms of its line-of-credit agreement with a bank. The Company can draw up to $2,000,000 under the agreement, subject to eligible receivable balances. The outstanding balance accrues interest at prime plus two percent and is subject to certain restrictive covenants. The Company also issued warrants to purchase 60,000 shares of common stock at $1.60 per share to the bank in connection with the line of credit. The stock purchase warrant is currently exercisable at $1.60 and expires March 2, 2004. As of March 31, 1999, the Company has $1,000,000 outstanding against the credit line.

     Long-term debt at March 31, 1999 and 1998, consisted of the following:


                                                                                   1999             1998
                                                                                ----------       ---------
             10% note payable in monthly installments of $4,871, including
                interest, due August 2000, secured by equipment                  $ 87,569         146,218

             8% note payable in monthly installments of $5,890, including
                interest, due May 2000, secured by equipment                       91,572               -

             9% note payable in monthly installments of $1,196, including
                interest, due January 2002, secured by equipment                        -          59,546

             9% - 12% notes payable in monthly installments totaling $4,368,
                including interest, secured by equipment                          115,792          80,912



                                                                                   1999             1998
                                                                                ----------       ---------
             8.25% first mortgage payable in monthly installments of $1,173, including interest, with final payment of $107,417 due July 15,
                1999, secured by the Company's land and building                 $      -         113,634

             8.70% SBA loan payable in monthly installments of $1,078,
                including interest, due February 2011, secured by the
                Company's land and building                                             -          94,423
                                                                                ----------       ---------
                          Total long-term debt                                    294,933         494,733
             Less current portion                                                 191,741         131,774
                                                                                ----------       ---------
                          Long-term debt, excluding current portion              $103,192         362,959
                                                                                ----------       ---------
                                                                                ----------       ---------


     Aggregate maturities of long-term debt are as follows: 2000, $191,741; 2001, $82,885; and 2002, $20,307. The Company's debt covenants require, among other things, the maintenance of a minimum net worth, debt to net worth ratio and income. The Company did not comply with these financial covenants at March 31, 1999. The Company received waivers and amendments with respect to these covenants from all pertinent parties for March 31, 1999.

(7)  CONVERTIBLE BONDS

     In July 1997, the Company sold to Canadian Imperial Holdings, Inc. (Canadian Imperial) $1,000,000 of six percent Series A Convertible Bonds with attached warrants to purchase 42,500 shares of common stock from $4.00 to $5.50 per share. The bonds are convertible into shares of Sento common stock beginning October 6, 1997, at a conversion price equal to the lesser of 85 percent of the average closing bid price of the Sento common stock for the five trading days preceding Canadian Imperial's notice of conversion or $5.22. In the event the bonds have not been converted previously, the aggregate principal amount of the bonds, together with accrued interest, will be converted into shares of Sento common stock on July 7, 1999. The bonds are redeemable by Sento, at its discretion, at any time after September 5, 1997, at a price equal to 115 percent of the unpaid principal amount of the bonds to be redeemed, plus accrued interest. The warrants are exercisable until May 31, 1999. Sento has also granted to Canadian Imperial certain rights to register shares of Sento common stock issuable upon the conversion of the bonds. Of the total proceeds, $55,465 was allocated to the value of the warrants and is recorded as an addition to paid-in capital.

     The conversion price of the bonds is considered a beneficial conversion feature which increases the effective interest rate of the bond and is reflected as a charge to interest expense. The interest expense is recognized from the date the bond is issued to the date it first becomes convertible. The interest expense related to the beneficial conversion feature is $150,000. Because the amount was not previously recognized, the 1998 consolidated financial statements have been restated to show the $150,000 as a contribution of capital and increased interest expense. This restatement caused earnings per share of $0.01, as previously reported, to decrease to a net loss per share of $0.02.

     During the year ended March 31, 1999, $500,000 of principal ($472,267, book value), and $48,000 of accrued interest, were converted to common shares.

(8)  INCOME TAXES

       Income tax (expense) benefit consists of:


                                             CURRENT       DEFERRED      TOTAL
                                            ---------      --------    --------
             Year ended March 31, 1999:
                  Federal                   $(399,469)     (48,736)    (448,205)
                  State                       (50,000)      (4,263)     (54,263)
                                            ---------      --------    --------
                                            $(449,469)     (52,999)    (502,468)
                                            ---------      --------    --------
                                            ---------      --------    --------

             Year ended March 31, 1998:
                  Federal                   $ 316,720      (99,539)     217,181
                  State                       118,786      (33,877)      84,909
                                            ---------      --------    --------
                                            $ 435,506     (133,416)     302,090
                                            ---------      --------    --------
                                            ---------      --------    --------


     Actual income tax expense differs from the "expected" tax expense (computed by applying the U.S. federal corporate income tax rate of 34 percent to income before income taxes) as follows:


                                                                        1999          1998
                                                                    -----------     -------
            Computed "expected" tax (benefit) expense               $(2,807,472)     73,122
            Increase (decrease) in income taxes resulting from:

                 State income taxes, net of federal tax benefit         (35,813)     56,040
                 Nonconsolidated losses (income)                        (90,520)     48,074
                 Nondeductible goodwill                                 315,502      26,143
                 Nondeductible interest                                  17,554      15,300
                 Nondeductible acquisition costs                              -       8,500
                 Change in valuation allowance                        2,106,307        (730)
                 Other                                                   (8,026)     75,641
                                                                    -----------     -------
                       Income tax (benefit) expense                 $  (502,468)    302,090
                                                                    -----------     -------
                                                                    -----------     -------


     The tax effects of temporary differences that give rise to current deferred tax assets and noncurrent deferred tax liabilities at March 31, 1999 and 1998, are presented below:


                                                                        1999          1998
                                                                    -----------     -------
            Deferred tax assets:
                 Accrued liabilities                                $   179,848      69,341
                 Deferred compensation                                   88,148           -
                 Allowance for doubtful accounts                         77,837     149,199
                 Intangible assets                                      212,890           -
                 Net operating loss carryforward                      1,776,402           -
                 Other                                                   94,013      19,451
                                                                    -----------     -------
                       Total                                          2,429,138     237,991
            Valuation allowance                                      (2,332,082)    (19,451)
                                                                    -----------     -------
                       Net assets                                   $    97,056     218,540
                                                                    -----------     -------

            Deferred tax liabilities:
                 Property and equipment                             $    97,056      13,558
                 Intangible assets                                            -     257,981
                                                                    -----------     -------
                       Total liabilities                            $    97,056     271,539
                                                                    -----------     -------
                                                                    -----------     -------


     The valuation allowance for deferred tax assets as of March 31, 1997 was $20,181. The net change in the total valuation allowance for the periods ended March 31, 1999 and 1998, was an increase of $2,312,631 and a decrease of $730, respectively.

     Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of March 31, 1999, will be allocated as an income tax benefit to be reported in the consolidated statement of operations.

     At March 31, 1999, the Company has net operating loss carryforwards for federal income tax purposes of $4,762,473 which expire in 2019.

(9)  LEASES

     The Company has operating leases for office space and equipment. The Company incurred rent expense of $659,176 and $241,245 for the years ended March 31, 1999 and 1998, respectively. Future minimum rent payments under existing operating leases are $687,320 in fiscal 2000, $684,638 in fiscal 2001, $661,882 in fiscal 2002, $623,449 in fiscal 2003, and $1,116,942 thereafter.

(10) RETIREMENT PLAN

     The Company has a qualified defined contribution retirement plan under
     Section 401(k) of the Internal Revenue Code. The plan covers all employees who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. In addition, employer contributions are made at the discretion of the Board of Directors. Participants are fully vested at all times in employee contributions. Employer contributions vest over a six-year period. Employer contributions of $29,856 and $19,058 were made for the periods ended March 31, 1999 and 1998, respectively.

(11) COMMON STOCK

     STOCK OPTIONS

     The Company has adopted a stock option plan (the Plan) pursuant to which the Company's Board of Directors may grant stock options to officers and key employees. The Plan authorizes grants of options to purchase up to 2,500,000 shares of authorized but unissued common stock. Stock options are granted with an exercise price not less than the stock's fair market value at the date of grant. All stock options have ten-year terms. The number of shares granted, vesting period, and price per share is determined by the Board of Directors. Stock options vest over three or four years. At March 31, 1999, there were 1,155,982 additional shares available for grant under the Plan.

     In addition to options granted under the Plan, the Company also granted 900,000 options in connection with the hiring of a new CEO in 1998, the 900,000 options are included in the tables below. 500,000 of these options were issued at prices below fair market value and a total of $240,000 in compensation expense related to these options was to be recognized ratably over one to four years. For the years ended March 31, 1999 and 1998, total compensation expense for these options was $48,000 and $41,425, respectively. In April of 1999, these options were cancelled.

     In fiscal 1999, the Company granted an additional 625,000 options outside of the Plan to key members of management and employees, all of which were issued at or above fair market value and included in the tables below. In April 1999, 215,000 of the options issued outside of the Plan in 1999 were cancelled and 750,000 new options under the Plan were issued at fair value market value.

     Stock option activity, relating to qualified and nonqualified options during the periods indicated is as follows:


                                                                    PERIODS ENDED MARCH 31,
                                                       --------------------------------------------------
                                                                1999                       1998
                                                       -----------------------    -----------------------
                                                                     WEIGHTED-                  WEIGHTED-
                                                                      AVERAGE                    AVERAGE
                                                        NUMBER       EXERCISE       NUMBER      EXERCISE
                                                       OF SHARES       PRICE      OF SHARES       PRICE
                                                       ---------     --------     ---------     --------
             Balance outstanding at
               beginning of year                       2,013,601       $3.78        883,185       $3.05
                 Granted                               1,012,250        3.33      1,417,000        4.35
                 Exercised                               (14,882)       1.24       (127,262)       1.24
                 Forfeited                              (284,097)       4.19       (159,322)       3.78
                                                       ---------                  ---------

             Balance outstanding at end of year        2,726,872        3.74      2,013,601        3.78

             Exercisable at end of year                  699,845       $3.29        134,311       $2.96
                                                       ---------                  ---------
                                                       ---------                  ---------

             Weighted-average fair value of options
               granted during the year                   $1.36                      $2.05


     The following table summarizes information about stock options outstanding at March 31, 1999:


                      NUMBER
                       OUT-        WEIGHTED-                    NUMBER
                     STANDING       AVERAGE      WEIGHTED-    EXERCISABLE    WEIGHTED-
                        AT         REMAINING      AVERAGE         AT          AVERAGE
         EXERCISE    MARCH 31,    CONTRACTUAL    EXERCISE      MARCH 31,     EXERCISE
          PRICE        1999          LIFE          PRICE         1999          PRICE
         --------    ---------    -----------    --------     -----------    --------
          $1.24        124,122        6.8          $1.24         99,828        $1.24
           1.53        100,000       10.0           1.53        100,000         1.53
           2.50        144,250        9.8           2.48              -            -
           3.50         96,000        7.1           3.50         48,000         3.50
           3.87        743,000        8.0           3.74              -            -
           4.00        157,000        8.2           4.00         45,600         4.00
           4.50      1,362,500        8.0           4.38        406,417         4.30
                     ---------                                -----------
                     2,726,872        8.1           3.74        699,845         3.29
                     ---------                                -----------
                     ---------                                -----------


     The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1998 - expected dividend yield zero percent, risk-free interest rate of 5.34 percent, expected life of 5 years, and expected stock-price volatility of 45.14 percent; 1999 - expected dividend yield zero percent, risk-free interest rate of 5.35 percent, expected stock-price volatility of 54.92 percent, and expected life of 5 years.

     The Company applies APB 25 in accounting for both its Plan and nonqualified options. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net loss would have been increased to the pro forma amounts indicated below:


                                                                           1999            1998
                                                                       -----------       --------
            Net loss                                As reported        $(7,754,803)       (87,025)
                                                    Pro forma           (8,896,628)      (656,344)
            Basic and diluted loss per share        As reported              (1.31)         (0.02)
                                                    Pro forma                (1.51)         (0.13)


     The full impact of calculating compensation cost for stock options under SFAS 123 may not be representative of the effects on reported net income for future years.

     STOCK WARRANTS

     Outstanding warrants to purchase shares of the Company's common stock are as follows:


            NUMBER OF             EXERCISE                     EXPIRATION
             WARRANTS              PRICE                          DATE
            ---------            -----------            -------------------------
             320,000               $5.50                        July 1999
              42,500             4.00 - 5.50                    May 1999
              50,000                4.75                     September 1999
              57,500             4.13 -4.25             February through May 2001
              20,000                1.56                       March 2004
            ---------
             490,000
            ---------
            ---------


     PRIVATE PLACEMENT

     In August of 1997, the Company completed a private offering of unregistered shares of its common stock to certain accredited investors. The shares were sold in units at $12.50 per unit, with each unit consisting of three shares of common stock plus a warrant to purchase one share of common stock for $5.50 before July 1999. In the offering, the Company sold 240,000 units consisting of 720,000 shares of common stock and warrants to purchase 240,000 shares of common stock from which $2,937,380 in net cash proceeds were received. Also the placement agent received warrants to purchase 80,000 shares of common stock at $5.50 per share which expire in July 1999.

     EMPLOYEE STOCK PURCHASE PLAN

     The Company has adopted a stock purchase plan under which 200,000 shares of common stock are reserved for future issuance to employees of the Company. The purpose of the stock purchase plan is to provide a method whereby certain employees of the Company may acquire a proprietary interest in the Company through the purchase of shares of common stock. The stock purchase plan is intended to qualify as an "employee stock purchase plan" under
     Section 423 of the Internal Revenue Code. As of March 31, 1999, the Company had sold 36,133 shares to employees of the Company.

(12) RESTRUCTURING CHARGES

     In an effort to improve productivity, the Company implemented a restructuring plan that included the closing of the Company's network consulting operations in Southern California. The Company recorded restructuring charges of $229,829 in December 1998 as a result of closing the above mentioned operations. Restructuring charges include severance costs of terminated employees, future minimum rent obligations for the vacated facilities and the write-off of the unamortized balance of intangible assets of $202,179.

(13) ASSET IMPAIRMENT

     The Company recorded impairment of assets totaling $454,546 in December 31, 1998 and $426,296 as of March 31, 1999. The impairment represents the write-down of unamortized marketing rights, goodwill, and noncompete agreements purchased with its acquisition of Astron, Inc., and its exclusive marketing, representative, Educational Systems, Inc. The write down was based on incurred losses and projected negative cash flow from operations relating to classroom based training. During the first nine months of fiscal 1999 the Company spent substantial amounts on selling and marketing expenses in an effort to increase training revenues, however, such expenditures resulted in no significant increase in revenues and a substantial loss in the training division. During the fourth quarter of fiscal 1999, the Company significantly changed its strategic focus from providing classroom training to providing custom corporate IT training, video, and training in several vertical niche markets.

(14) SEGMENT REPORTING

     The Company has adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. The Company's three reportable business segments have separate management teams. The segments include Technical Services, Training Services, Product Sales and Consulting (VAR Business).

     TECHNICAL SERVICES: This segment offers a range of IT outsourcing services consisting of "call center," "help desk," and technical support services.

     TRAINING SERVICES: This segment provides seminar training workshops, customized corporate training programs and multi-media presentations, all of which are designated to teach and reinforce skills required to make IT systems work effectively.

     VAR BUSINESS (PRODUCT SALES AND CONSULTING): This segment sells computer hardware and software as well as offering customized IT consulting services in the areas of network, systems and financial information.

     The "Other" column includes corporate related items and results of insignificant operations.


                                          TECHNICAL        TRAINING           VAR
                                          SERVICES         SERVICES         BUSINESS           OTHER           TOTAL
                                         -----------       ---------       ----------       ----------      ----------
                   1999
        Revenues                         $ 3,019,217       3,430,728       14,775,285                -      21,225,230
        Cost of sales                      3,157,336       2,124,519       10,105,160                -      15,387,015
        Depreciation                         295,202          48,769          145,678          133,859         623,508
        Amortization of intangible
          assets                                   -         317,612          318,741          155,103         791,456
        Restructuring charges                      -               -          229,829                -         229,829
        Impairment of long-lived
          assets                                   -         880,842                -                -         880,842
        Write-off of in-process
          research and development
                                                   -               -           92,095                -          92,095
        Segment operating loss
                                          (1,507,290)     (4,517,333)      (1,827,883)      (1,519,644)     (9,372,150)
        Total assets                       3,457,168         502,246        2,161,143        1,180,614       7,301,171



                                          TECHNICAL        TRAINING           VAR
                                          SERVICES         SERVICES         BUSINESS           OTHER           TOTAL
                                         -----------       ---------       ----------       ----------      ----------
                   1998
        Revenues                         $         -        715,787        19,924,058                -      20,639,845
        Cost of sales                              -        241,755        13,985,316                -      14,227,071
        Depreciation                               -         11,950           332,934           40,408         385,292
        Amortization of intangible
          assets                                   -         57,385           136,599           21,000         214,984
        Segment operating loss
                                                   -       (297,808)       (1,416,585)      (1,352,745)     (3,067,138)
        Total assets                               -        713,441         7,569,272        7,577,939      15,860,652


       Significant foreign sales in 1999 are as follows:


                                        1998               1999
                                     ----------          ---------
        United Kingdom               $  402,511            984,782
        Australia                       780,277          1,613,034
                                     ----------          ---------
                                     $1,182,788          2,597,816
                                     ----------          ---------
                                     ----------          ---------


(15) RELATED PARTY TRANSACTIONS

     During fiscal 1999, the Company sold land and a building to a former employee who was also a director of the Company at the time of the sale. The property was sold for $192,722 in cash and 58,000 shares of the Company's common stock. The net gain recognized on the sale was $124,578.

(16) LIQUIDITY AND SUBSEQUENT EVENT

     During the year ended March 31, 1999, the Company incurred a net loss of $7,754,803 and used cash in operating activities of $3,362,744. Management has implemented plans to raise debt and equity capital sufficient for continued operations. In the opinion of management, the continued implementation of these plans will permit the Company to meet its operating requirements, at least through the next fiscal year; however, the Company is subject to many uncertainties over which management has limited control, any one of which could adversely affect the Company's operating cash flows and thus create cash flow problems for the Company.

     On June 9, 1999 the Company completed the initial closing of a private placement of common stock and warrants resulting in total consideration received to that date of approximately $1,600,000. The offering period of the private placement will continue through July 2, 1999, during which time Sento will seek to raise an additional amount which will bring the private placement to its maximum amount of $1,920,000. This maximum amount of the private placement is in the form of 600,000 units consisting of two shares of common stock and a warrant to purchase one share of common stock. The units were and are being sold at a price of $3.20 per unit. The stock purchase warrants are exercisable for a three year period at $2.50 per share.

(17) PROSPECTIVE ACCOUNTING PRONOUNCEMENTS ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE

     In March 1998, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. SOP 98-1 identifies the characteristics of internal-use software and provides examples to assist in determining when computer software is for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. Management does not expect that adoption of SOP 98-1 will have a material impact on the Company's consolidated financial position, results of operations, or liquidity.

(18) COMMITMENTS AND CONTINGENCIES

     The Company is involved with potential claims which have arisen in the normal course of business. While the ultimate results of these matters cannot be predicted with certainty, management does not expect them to have a material adverse effect on the financial position or results of operations of the Company.