Form 10QSB
period 1999-06-30
SENTO CORP
filed 1999-08-13
CIK 4317

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES

                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

/X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For the Quarter Ended June 30, 1999

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                          COMMISSION FILE NUMBER 06425

                                SENTO CORPORATION
                      (Exact Name of Small Business Issuer as
                             Specified in its Charter)
                            808 East Utah Valley Drive
                             American Fork, Utah 84003
                      (Address of Principal Executive Offices)

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

                              Yes /X/ No / /

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

              Class                         Outstanding at
                                            June 30, 1999
    -------------------------               -------------
    Common capital stock                      7,767,312
    $.25 par value per share

Transitional Small Business Disclosure Format (check one):

                              Yes / / No /X/

                                SENTO CORPORATION

                         Quarterly Report on Form 10-QSB
                           Quarter ended June 30, 1999

                                      INDEX

PART I.           FINANCIAL INFORMATION                                                        Page
                  Item 1.           Financial Statements

                                    Condensed Consolidated Balance Sheets
                                    June 30, 1999 and March 31, 1999                            3

                                    Condensed Consolidated Statements of
                                    Operations Three Months ended June 30,                      4
                                    1999 and 1998

                                    Condensed Consolidated Statements of
                                    Cash Flows Three Months ended June 30,
                                    1999 and 1998                                               5

                                    Notes to Condensed Consolidated Financial
                                    Statements                                                  6

                  Item 2.           Management's Discussion and Analysis of
                                    Financial Condition and Results of Operations               9



PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                                            12

         Item 2.  Changes in Securities                                                        12

         Item 5.  Other Information                                                            13

         Item 6.  Exhibits and Reports on Form 8-K                                             13

         Signatures                                                                            13

PART I   FINANCIAL INFORMATION
Item 1.  Financial Statements

                                SENTO CORPORATION
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                    JUNE 30, 1999   MARCH 31, 1999
                                                                    -------------   --------------
                                                                      (UNAUDITED)
Current assets:
       Cash                                                           $  579,536      $  275,893
       Accounts receivable (net)                                       2,612,507       3,075,460
       Income taxes receivable                                            50,018         375,148
       Other current assets                                               77,236         391,882
                                                                     -----------     -----------

                Total current assets                                   3,319,297       4,118,383

Property and equipment (net)                                           2,812,191       2,907,897
Other assets                                                             346,733         274,891
                                                                     -----------     -----------
                Total Assets                                         $ 6,478,221     $ 7,301,171
                                                                     -----------     -----------
                                                                     -----------     -----------


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Bank line of credit                                             $      -     $ 1,000,000
        Current portion of long-term debt                                409,215         409,923
        Accounts payable                                               1,848,814       2,197,129
        Accrued liabilities                                              705,234       1,548,779
        Deferred revenue                                                 185,314         500,321
                                                                     -----------     -----------
                Total current liabilities                              3,148,577       5,656,152
                                                                     -----------     -----------
Long-term liabilities:
       Convertible bonds                                                       -         472,266
        Long-term debt, net of current portion                           232,593         286,317
                                                                     -----------     -----------
                Total long-term liabilities                              232,593         758,583
                                                                     -----------     -----------
Stockholders' equity:
        Common stock                                                   1,992,268       1,580,607
        Additional paid-in capital                                     9,153,963       7,247,143
        Deferred compensation                                            (42,394)       (204,814)
        Accumulated deficit                                           (7,593,869)     (7,327,537)
        Accumulated other comprehensive loss - foreign                   (26,354)        (22,400)
           currency translation
        Treasury stock                                                  (386,563)       (386,563)
                                                                     -----------     -----------
                Total stockholders' equity                             3,097,051         886,436
                                                                     -----------     -----------
                Total liabilities and stockholders' equity           $ 6,478,221     $ 7,301,171
                                                                     -----------     -----------
                                                                     -----------     -----------

                                SENTO CORPORATION
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   THREE MONTHS               THREE MONTHS
                                                      ENDED                      ENDED
                                                  JUNE 30, 1999              JUNE 30, 1998
                                               ---------------------      ---------------------
Revenue                                               $  3,301,721               $  1,486,365
Cost of sales                                            2,341,010                    684,023
                                               ---------------------      ---------------------
        Gross profit                                       960,711                    802,342
                                               ---------------------      ---------------------
Costs and expenses:
        Selling general and administrative               1,165,501                  1,815,831
         Amortization of intangible assets                       -                     71,366
        Research and development                            27,356                     62,314
                                               ---------------------      ---------------------
                Total costs and expenses                 1,192,857                  1,949,511
                                               ---------------------      ---------------------
        Operating loss                                    (232,146)                (1,147,169)
Other income (loss), net                                   (49,076)                   518,800
                                               ---------------------      ---------------------
Loss before taxes                                         (281,222)                  (628,369)
Income tax  benefit                                         66,279                          -
                                               ---------------------      ---------------------
Net loss from continuing operations                       (214,943)                  (628,369)
                                               ---------------------      ---------------------
Loss from discontinued operations, net of
  income taxes                                             (51,389)                  (269,622)
                                               ---------------------      ---------------------
Net loss                                               $  (266,332)               $  (897,991)
                                               ---------------------      ---------------------
                                               ---------------------      ---------------------

Basic and diluted earnings per share:
Loss from continuing operations                              (0.03)                     (0.11)
Loss from discontinued operations                            (0.01)                     (0.05)
                                               ---------------------      ---------------------
Net loss per common share                               $    (0.04)                $    (0.16)
                                               ---------------------      ---------------------
                                               ---------------------      ---------------------

Weighted average number of common and
Common equivalent shares outstanding:
Basic                                                    6,267,069                  5,790,109
Diluted                                                  6,267,069                  5,790,109

                                SENTO CORPORATION
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         THREE MONTHS      THREE MONTHS
                                                                             ENDED             ENDED
                                                                        JUNE 30, 1999      JUNE 30, 1998
                                                                     -------------------------------------
Cash flows from operating activities:
     Net loss                                                                 $(266,332)      $ (897,991)
     Adjustments to reconcile net loss to net
        Cash used by operating activities:
            Depreciation and amortization                                       280,557           213,436
            Loss on disposal of assets                                            8,053                 -
            Amortization of  deferred compensation                               11,850            32,345
            Changes in operating assets and liabilities:

                Accounts receivable                                             772,956         1,046,407
                Prepaid taxes                                                   325,130                 -
                Other assets                                                     24,102           183,942
                Accounts payable                                               (348,315)       (1,029,790)
                Accrued liabilities                                            (779,453)         (198,837)
                Deferred revenue                                               (108,007)         (218,806)
                                                                             ----------       -----------
                   Net cash used in operating activities                        (79,459)         (869,294)
                                                                             ----------       -----------
Cash flows used in investing activities:
     Purchase of furniture and equipment                                       (222,904)         (102,605)
                                                                             ----------       -----------
Cash flows from financing activities:
     Proceeds from issuance of stock                                          1,659,997           258,629
     Issuance of long-term debt                                                       -           146,219
     Net payments on line of credit                                          (1,000,000)                -
     Proceeds from stock options exercised                                        4,395                 -
     Principal payments of long-term debt                                       (54,432)          (27,070)
     Foreign currency translation                                                (3,954)           (3,067)
                                                                             ----------       -----------
                   Net cash provided by financing activities                    606,006           374,711
                                                                             ----------       -----------
Net increase (decrease) in cash                                                 303,643          (597,188)
Cash at beginning of period                                                     275,893         5,807,014
                                                                             ----------       -----------
Cash at end of period                                                         $ 579,536       $ 5,209,826
                                                                             ----------       -----------
                                                                             ----------       -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
     Interest                                                                 $  22,195       $     4,722
     Income taxes                                                                     -               250

                                SENTO CORPORATION
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

A.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements are stated in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

         Operating results for the three months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1999.

         Certain balances in the financial statements for the three-month period ended June 30, 1998 have been reclassified to conform to the current presentation.

B.       COMPREHENSIVE LOSS

         The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," effective April 1, 1998. SFAS 130 establishes standards for reporting and displaying comprehensive loss and its components in financial statements. The components of the Company's comprehensive loss are as follows:

                                                                THREE MONTHS ENDED                 THREE MONTHS ENDED
                                                                   JUNE 30, 1999                      JUNE 30, 1998
                                                             -----------------------------------------------------------
          Net loss                                                  $(266,332)                        $ (897,991)
          Foreign currency translation
            adjustment                                                 (3,954)                            (3,067)
                                                                    ---------                         ----------
          Comprehensive income loss                                 $(270,286)                        $ (901,058)
                                                                    ---------                         ----------
                                                                    ---------                         ----------

C.       COMMON STOCK

         THREE MONTHS ENDED JUNE 30, 1999
         During the three months ended June 30, 1999, all outstanding convertible bonds including accrued interest were converted into 401,264 shares of the Company's common stock. The Company also completed a private placement of common stock in June of 1999, whereby 600,000 units, consisting of two shares of common stock and a warrant to purchase one share of common stock, were sold. The units were sold at a price of $3.20 per unit for total proceeds of $1,880,522 (net of $39,478 in offering costs). Of the total proceeds, cash from subscriptions totaling $260,003 was received in July of 1999. The warrants are exercisable for a three-year period at $2.50 per share.

         In addition to the above transactions, options to purchase 45,377 shares of the Company's common stock were exercised during the three months ended June 30, 1999.

         THREE MONTHS ENDED JUNE 30, 1998
         During the three months ended June 30, 1998, warrants to purchase 73,894 shares of the Company's common stock were exercised for proceeds of $258,629.

D.       LOSS PER SHARE

         Loss per share is computed in accordance with Financial Accounting Standards Board Standard No. 128, "Earnings Per Share". Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. The computation of diluted loss per share for the three months ended June 30, 1999 excludes the assumed conversion of $500,000 in convertible bonds prior to the conversion to common stock on June 16, 1999 and June 20, 1999, because the impact of the conversion would be anti-dilutive. The computation of diluted earnings per share for the three months ended June 30, 1998 excludes the assumed conversion of $1,000,000 in convertible bonds because the impact of the conversion would be anti-dilutive. Employee stock options of 1,999,125 and 1,966,601, and warrants of 1,087,500 and 560,000 to purchase common stock that were outstanding during the three months ended June 20, 1999 and 1998, respectively, were not included in the computation of diluted loss per share because to do so would be anti-dilutive.

E.       DISCONTINUED OPERATIONS

         In June of 1999, the Company completed the sale of its VAR business and certain related assets. The Orem VAR business was sold effective June 30, 1999. The Company received cash of $50,000 and future contingent earn-out payments of up to $350,000 to be received over 36 months. The Company recognized a gain on the sale before income taxes of approximately $5,000 that has been included in the loss from discontinued operations for the three months ended June 30, 1999.

         The VAR business has been accounted for as discontinued operations, and accordingly, the results of operations are segregated from continuing operations in the accompanying statements of operations. Revenue, operating costs and expenses, other income and expenses, and income taxes of this business have been reclassified to discontinued operations for the three months ended June 30, 1999 and 1998. No allocation of general corporate overhead has been made to discontinued operations relating to this business. The assets and liabilities related to discontinued operations as of March 31, 1999 are approximately $240,000 and $210,000, respectively.

F.       SEGMENT REPORTING

         The Company has adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. The Company's two reportable business segments have separate management teams. The segments include Technical Services and Training Services.

         TECHNICAL SERVICES: This segment offers a range of IT outsourcing services consisting of "call center," "help desk," and technical support services provided through the Company's "E-customer Contact Center."

         TRAINING SERVICES: This segment provides seminar training workshops, customized corporate training programs and multi-media presentations, all of which are designed to teach and reinforce skills required to make IT systems work effectively.

         The "Other" column includes corporate related items and results of insignificant operations.

         Summarized financial information concerning the Company's reportable segments for the three months ended June 30, 1999 and 1998 is shown in the following table:

                                         TECHNICAL        TRAINING
                   1999                  SERVICES         SERVICES          OTHER          TOTAL
        ----------------------------   --------------   -------------- --------------  ---------------
        Revenues                       $   2,128,492         895,742        277,487        3,301,721
        Cost of sales                      1,744,338         488,708        107,964        2,341,010
        Depreciation                         226,061           6,900         40,767          273,728
        Segment operating income
           (loss)                           (121,126)       (123,909)        12,889         (232,146)
        Total assets as of June
           30, 1999                        3,503,745         601,456      2,373,020        6,478,221

                                         TECHNICAL        TRAINING
                   1998                  SERVICES         SERVICES          OTHER          TOTAL
        ----------------------------   --------------   -------------- --------------  ---------------
        Revenues                     $       287,454          776,103       422,808        1,486,365
        Cost of sales                         48,560          497,238       138,225          684,023
        Depreciation                           5,863           15,015        17,604           38,482
        Amortization of intangible
           assets                                  -           57,386        13,980           71,366
        Segment operating loss               (47,514)        (774,446)     (325,209)      (1,147,169)
        Total assets as of June
           30, 1998                        2,253,973        1,449,938    10,232,352       13,936,263

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

Sento Corporation ("Sento" or the "Company") provides integrated information technology ("IT") solutions for Windows NT, UNIX, Open VMS,
Internet/Intranet, and networked computing environments. Through its wholly owned subsidiaries, Sento delivers outsourced training, consulting and technical support services.

Sento Training Corporation ("Sento Training") provides classroom training courses, seminar training workshops, customized corporate training programs and multi-media presentations, all of which are designed to teach and reinforce skills required to make IT systems work effectively. Sento Technical Services Corporation ("Sento Technical Services") offers a range of IT outsourcing services consisting of "call center", "helpdesk", and technical support services. The Company conducts substantially all of its foreign operations through Sento Australia Pty. Ltd. ("Sento Australia") based in Sydney, Australia.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998.

Revenues

Revenues increased 122%, or $1,815,356, from $1,486,365 for the three months ended June 30, 1998 to $3,301,721 for the three months ended June 30, 1999. These revenues were generated primarily from the following two areas:

Technical services revenues increased 640%, or $1,841,038, from $287,454 for the three months ended June 30, 1998 to $2,128,492 for the three months ended June 30, 1999. The Company began this operation during the quarter ended March 31, 1998, and this significant increase reflects the Company's strategic focus on providing IT services.

Training revenues increased 15%, or $119,639, from $776,103 for the three months ended June 30, 1998 to $895,742 for the same period in 1999. This increase represents the Company's transition from primarily providing classroom-based training to providing custom corporate and other forms of IT training.

Cost of Sales

Costs of sales consists primarily of salaries and employee benefits for the Company's full and part-time employees, consultants, engineers, agents, and instructors; travel expenses relating to consulting and training activities; facilities costs; and depreciation on property and equipment used in providing technical support services.

Cost of sales increased 242%, or $1,656,987, from $684,023 for the three months ended June 30, 1998 to $2,341,010 for the same period in 1999. Gross profit as a percentage of revenues decreased by 25%, from 54% of revenues during the three months ended June 30, 1998 to 29% of revenues for the same three-month period in 1999. The decline in gross margin is primarily the result of a shift in the Company's revenue mix towards technical services, which generate lower gross profit margins. Generally, the lower gross profit margins are offset by lower sales and marketing expenses needed to generate technical services.

Selling General and Administrative Expenses

Selling general and administrative expenses decreased 36%, or $650,330, from $1,815,831 for the three months ended June 30, 1998 to $1,165,501 for same three-month period in 1999. The decrease was due to management's focus on cost reduction and a shift to less expensive marketing methods. Start-up activities associated with the Company's training and technical services divisions also contributed to higher general and administrative expenses during the three-month period ended June 30, 1998.

The Company recorded $71,366 of amortization expense relating to intangible assets during the three months ended June 30, 1998. The intangible assets that were amortized in 1998 were subsequently disposed of or written off due to impairment. Therefore, there is no amortization expense for the three months ended June 30, 1999.

Other Income (Expense)

During the three months ended June 30, 1999, the Company recorded other expense (net) of $49,076, as compared to other income (net) of $ 518,800, for the three months ended June 30, 1998. The decrease of $ 567,876 was primarily due to the realization of income during the three months ended June 30, 1998 from the sale of assets.

Management does not expect other income to be significant in future periods.

Discontinued Operations

The Company sold all of its VAR business and related assets as of June 30, 1999. The loss from continuing operations reflected in the Statement of Operations for the three months ended June 30, 1999 excludes the VAR business' revenues and expenses. Loss from this discontinued operation was $51,389 for the three months ended June 30, 1999 and $269,622 for the three months ended June 30, 1998.

Liquidity and Capital Resources

At June 30, 1999, the Company had working capital of $170,720, and cash balances had increased 210% or $303,643 from $275,893 at March 31, 1999 to $579,536 at June 30, 1999. The improved liquidity was primarily due to proceeds received from the Company's private placement of common stock in June of 1999.

On June 29, 1999, the Company completed a private placement of common stock and warrants resulting in total consideration received (net of offering costs) of $1,880,000. This private placement was in the form of 600,000 units consisting of two shares of common stock and a warrant to purchase one share of common stock. The units were sold at a price of $3.20 per unit. The stock purchase warrants are exercisable at $2.50 per share. With this new financing, management believes the Company will be able to continue its operations and fund part of its expected growth.

This new financing also made it possible for the Company to restructure its loan with a bank, which provides up to $2,000,000 of financing. The amount available under the bank loan is based on Sento's outstanding accounts receivable. As of June 30, 1999 there were no borrowings outstanding under this bank line of credit.

The Company's primary sources of liquidity have been cash received from sales of assets and cash provided through private sales of equity as well as borrowings under a bank line of credit. In addition, the Company has financed some of its equipment utilized in its business through long-term leasing arrangements. The Company's expansion and continuing operating losses will require the Company to find additional sources of funding in future periods. In the event the Company is not able to find such alternate sources of funding, its ability to pursue its planned business strategy will be limited and it may be forced to reduce operations. There can be no assurance that the Company will be able to obtain necessary capital funding on terms favorable to the Company if at all.

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

- Equipment and Products: Inventory of internal systems and software and embedded logic equipment. Contacting all suppliers and manufacturers of equipment and products regarding Year 2000 status on products as well as their internal company Year 2000 readiness.

- Testing: Conduct internal testing on all mission critical systems to assure no disruption of service or date-logic concerns.

- Reporting and Contingency Plans: Reporting of results of above phases and proposed contingency plans for all high-risk items.

To date, the Company has completed the Discovery, Risk Assessment, Equipment and Products, and Testing phases. The Company is currently accumulating information for the Reporting and Contingency Plan phase. The Company's mission critical systems primarily consist of newly purchased computers with Intel processors running Microsoft NT/Windows software. The Company's primary mission critical applications have been purchased with documented Year 2000 compliance. The telephone and security systems for the Company's corporate office are newly purchased and Year 2000 certification verification is underway.

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

Factors Affecting Future Results

This Form 10-QSB contains certain forward-looking statements (as defined in Section 21E of the Securities Exchange Act of 1934, as amended) that involve substantial risks and uncertainties. When used in this Form 10-QSB, the words "anticipate" and "expect" and similar expressions as they relate to the Company or its management is intended to identify such forward-looking statements. The Company's actual results, performance or achievements will differ, and could differ materially from the results, performance or achievements expressed in, or implied by, these forward-looking statements. Risks and uncertainties and other factors that could cause or contribute to such differences include, but are not limited to, the Company's ability to obtain capital funding necessary to pursue its business strategy; difficulties in attracting and retaining highly skilled employees; the Company's ability to manage rapid growth and expansion into new geographic areas and service lines; the Company's ability to develop IT solutions that keep pace with continuing changes in technology, evolving industry standards and changing client preferences; and risks related to Year 2000 failures in client's information systems. These and other risks, uncertainties and other factors are more fully described in the Company's Annual Report on Form 10-KSB.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

a. As of the date of this Report, the Company is not a party to any legal proceedings that are required to be reported under this Item. The Company believes that on June 9, 1999 Educational Systems Inc. ("ESI") filed suit against Sento and Sento Training in the Fourth Judicial District court of Utah County, State of Utah, requesting payment of amounts allegedly payable under an acquisition agreement executed by Sento, Sento Training and ESI, together with an accounting and reconciliation of amounts payable under the agreement and damages based on alleged misrepresentations and interference with economic relations. The Company was never served with papers filed by ESI. In July 1999, the Company, Sento Training and ESI entered into a Settlement and Release Agreement pursuant to which the Company agreed to issue to ESI 169,097 shares of Common Stock in full satisfaction of the obligations of the Company and Sento Training to ESI. In addition, the parties released and discharged any claims they had against each other, whether arising under the original agreement or otherwise.

Item 2.  Changes in Securities

a. Pursuant to a Convertible Bond and Warrant Purchase Agreement dated as of July 8, 1997, between Canadian Imperial Holdings, Inc. ("CIHI") and the Company, the Company sold to CIHI a Convertible Bond with an "issue price" of $1,000,000 and bearing interest at the rate of six percent (the "Convertible Bond"). The Convertible Bond, including interest on the principal thereof, was convertible by CIHI into shares of the common stock in accordance with the conversion rate set forth in the Convertible Bond upon the earlier of (a) at any time after October 6, 1997 in the discretion of CIHI or (b) automatically on July 8, 1999.

         On June 16, 1999 and June 22, 1999, CIHI elected to convert $200,000 and $300,000, respectively, of principal value of the Convertible Bond, together with accrued interest thereon, into shares of common stock.
         In exchange for the cancellation of the converted portion of the Convertible Bond, and the Company issued to CIHI 401,264 shares of common stock.

         The sale of the convertible bonds and the issuance of the shares of common stock upon the conversion thereof were effected in reliance upon an exemption for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act of 1993, as amended (the "Securities Act"). The Company's reliance upon such exemption was based upon representations and warranties of CIHI contained in transaction documents submitted to the Company by CIHI.

         On May 11, 1999 and on June 2, 1999, the Company issued 41,829 and 3,548 shares of Common Stock, respectively, upon the exercise of options granted pursuant to the Company's stock option plan.

         On June 29, 1999, the Company completed a private placement of its common stock whereby 600,000 units consisting of two shares of the Company's common stock and one warrant to purchase one share of the Company's common stock were sold. The units were sold at a price of $3.20 per unit and the stock purchase warrants are exercisable for a three-year period at $2.50 per share. The private placement of the units was effected in reliance upon an exemption for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The Company's reliance on such exemptions was based upon representations and warranties of the purchasers contained in purchase documents delivered to the Company by each purchaser.

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

                                     SENTO CORPORATION

                                     (Registrant)

    August 13, 1999                  By: /s/ Arthur F. Coombs, III
                                         -------------------------------------

                                         Arthur F. Coombs, III
                                         President and Chief Executive Officer

    August 13, 1999                  By: /s/ Gary B. Filler
                                         -------------------------------------
                                         Gary B. Filler
                                         Acting Executive Vice President and
                                         Chief Financial Officer

                                 EXHIBIT INDEX


ITEM

10.1     Consulting Agreement with Kieth Sorenson

10.2     Employment Agreement for Arthur F. Coombs, III