Form 10QSB
period 1999-09-30
SENTO CORP
filed 1999-11-12
CIK 4317

===============================================================================

                                  UNITED STATES
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

/X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the Quarter Ended September 30, 1999


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

                              Yes /X/ No / /

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                           Class                             Outstanding at
                                                          September 30, 1999
                  --------------------                    ------------------
                  Common capital stock                         7,939,416
                      $.25 par value

Transitional Small Business Disclosure Format (check one):

                                  Yes / / No  /X/

===============================================================================

                                SENTO CORPORATION
                         Quarterly Report on Form 10-QSB
                        Quarter ended September 30, 1999


                                      INDEX

PART I.  FINANCIAL INFORMATION                                                    Page
                  Item 1.  Financial Statements

                              Condensed Consolidated Balance Sheets
                              September 30, 1999 and March 31, 1999                 3

                              Condensed Consolidated Statements of
                              Operations Three Months and Six Months
                              ended September 30, 1999 and 1998                     4

                              Condensed Consolidated Statements of
                              Cash Flows Six Months ended September 30,
                              1999 and 1998                                         5

                              Notes to Condensed Consolidated Financial
                              Statements                                            6

                  Item 2.  Management's Discussion and Analysis of
                              Financial Condition and Results of Operations        10



PART II. OTHER INFORMATION

                  Item 2.  Changes in Securities                                   14

                  Item 4.  Submission of Matters to Vote of Security Holders       15

                  Item 6.  Exhibits and Reports on Form 8-K                        15

                  Signatures                                                       15

PART I   FINANCIAL INFORMATION
Item 1.  Financial Statements

                                SENTO CORPORATION
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                   SEPT. 30, 1999      MARCH 31, 1999
                                                                    (UNAUDITED)
                                                                    -----------          -----------
Current assets:
        Cash                                                        $   427,005          $   275,893
        Accounts receivable (net)                                     2,104,710            3,075,460
        Income taxes receivable                                          50,919              375,148
        Other current assets                                            240,884              391,882
                                                                    -----------          -----------
                Total current assets                                  2,823,518            4,118,383

Property and equipment (net)                                          3,042,298            2,907,897
Other assets                                                            295,066              274,891
                                                                    -----------          -----------
                Total Assets                                        $ 6,160,882          $ 7,301,171
                                                                    ===========          ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Bank line of credit                                         $   500,000          $ 1,000,000
        Current portion of long-term debt                               148,878              409,923
        Accounts payable                                                915,478            2,197,129
        Accrued liabilities                                             981,662            1,548,779
        Deferred revenue                                                167,142              500,321
                                                                    -----------          -----------
                Total current liabilities                             2,713,160            5,656,152
Long-term liabilities:
        Convertible bonds                                                     -              472,266
        Long-term debt, net of current portion                           45,880              286,317
                                                                    -----------          -----------
                Total long-term liabilities                              45,880              758,583
Stockholders' equity:
        Common stock                                                  2,035,294            1,580,607
        Additional paid-in capital                                    9,515,973            7,247,143
        Deferred compensation                                           (34,549)            (204,814)
        Accumulated deficit                                          (7,702,560)          (7,327,537)
        Accumulated other comprehensive loss - foreign
             currency translation                                       (25,753)             (22,400)
        Treasury stock                                                 (386,563)            (386,563)
                                                                    -----------          -----------
                Total stockholders' equity                            3,401,842              886,436
                                                                    -----------          -----------

                Total liabilities and stockholders' equity          $ 6,160,882          $ 7,301,171
                                                                    ===========          ===========

                                SENTO CORPORATION
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             THREE MONTHS                                 SIX MONTHS
                                                          ENDED SEPTEMBER 30                          ENDED SEPTEMBER 30
                                                   --------------------------------           ---------------------------------
                                                      1999                  1998                  1999                  1998
                                                   -----------           ----------           -----------           -----------
Revenue                                            $ 3,570,354           $1,517,845           $ 6,872,075           $ 3,004,210

Cost of sales                                        2,649,829            1,214,739             4,990,839             1,898,762
                                                   -----------           ----------           -----------           -----------

        Gross profit                                   920,525              303,106             1,881,236             1,105,448

Costs and expenses:
        Selling general and administrative           1,123,104            2,085,904             2,288,605             3,901,735

        Amortization of intangible assets                    -              107,729                     -               179,095
        Research and development                        89,958               34,274               117,314                96,588
                                                   -----------           ----------           -----------           -----------

                Total costs and expenses             1,213,062            2,227,907             2,405,919             4,177,418
                                                   -----------           ----------           -----------           -----------
        Operating loss                                (292,537)          (1,924,801)             (524,683)           (3,071,970)

Other income (net)                                     114,722              361,609                65,646               880,409
                                                   -----------           ----------           -----------           -----------
Loss before taxes                                     (177,815)          (1,563,192)             (459,037)           (2,191,561)
Income tax benefit                                      69,124              347,928               135,403               347,928
                                                   -----------           ----------           -----------           -----------
Net loss from continuing operations                   (108,691)          (1,215,264)             (323,634)           (1,843,633)
Loss from discontinued operations, net of
    income taxes                                             -             (182,366)              (51,389)             (451,988)
                                                   -----------           ----------           -----------           -----------
Net loss                                           $  (108,691)         $(1,397,630)          $  (375,023)          $(2,295,621)
                                                   ===========           ==========           ===========           ===========

Basic and diluted loss per share:
Loss from continuing operations                    $     (0.01)          $    (0.21)          $     (0.05)          $     (0.32)
Loss from discontinued operations                        (0.00)               (0.03)                (0.00)                (0.08)
                                                   -----------           ----------           -----------           -----------
Net loss per common share                          $     (0.01)          $    (0.24)          $     (0.05)          $     (0.40)
                                                   ===========           ==========           ===========           ===========

Weighted average number of
common and Common equivalent
shares outstanding:

Basic                                                7,861,083            5,737,233             7,077,069             5,716,783
Diluted                                              7,861,083            5,737,233             7,077,069             5,716,783

                                SENTO CORPORATION
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               SIX MONTHS
                                                                            ENDED SEPTEMBER 30
                                                                     --------------------------------
                                                                        1999                  1998
                                                                     ----------           -----------
Cash flows from operating activities:
        Net loss                                                     $  (375,023)         $(2,295,621)
        Adjustments to reconcile net loss to net cash
          used by operating activities:
           Depreciation and amortization                                 516,691              504,221
           (Gain)loss on disposal of assets                                5,718             (127,640)
           Amortization of deferred compensation                          19,690               64,690
           Changes in operating assets and liabilities:
               Accounts receivable                                       970,750            1,082,541
               Prepaid taxes                                             324,229                    -
               Other assets                                              (85,110)             784,959
               Accounts payable                                       (1,281,651)            (246,169)
               Accrued liabilities                                      (470,242)             351,258
               Deferred revenue                                         (126,179)            (936,272)
                                                                     -----------          -----------
                  Net cash used in operating activities                 (501,127)            (818,033)
Cash flows used in investing activities:
        Business disposals (acquisitions), net of cash                    50,000             (100,000)
        Purchase of furniture and equipment                             (682,877)          (1,228,349)
                                                                     -----------          -----------
                  Net cash used in investing activities                 (632,877)          (1,328,349)
Cash flows from financing activities:
        Proceeds from issuance of stock                                1,880,522              296,318
        Issuance of long-term debt                                             -              146,219
        Net payments on line of credit                                  (500,000)                   -
        Proceeds from stock options exercised                              8,122                    -
        Principal payments of long-term debt                            (100,175)            (101,876)
                                                                     -----------          -----------
                  Net cash provided by financing activities            1,288,469              340,661
Effect of foreign exchange rates on cash                                  (3,353)             (11,922)
                                                                     -----------          -----------
Net increase (decrease) in cash                                          151,112           (1,817,643)
Cash at beginning of period                                              275,893            5,807,014
                                                                     -----------          -----------
Cash at end of period                                                $   427,005          $ 3,989,371
                                                                     ===========          ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
        Interest                                                     $    39,911          $     2,542
        Income taxes                                                 $     3,678          $     3,615

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

         Operating results for the three and six months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1999.

         Certain balances in the financial statements for the three-month and six-month periods ended September 30, 1998 have been reclassified to conform to the current presentation.

B.       COMPREHENSIVE LOSS

         The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," effective April 1, 1998. SFAS 130 establishes standards for reporting and displaying comprehensive loss and its components in financial statements. The components of the Company's comprehensive loss are as follows:

                                                              THREE MONTHS ENDED                  THREE MONTHS ENDED
                                                              SEPTEMBER 30, 1999                  SEPTEMBER 30, 1998
                                                         -----------------------------------------------------------
          Net loss                                                     $(108,691)                        $(1,397,630)
          Foreign currency translation
            adjustment                                                       601                              (8,855)
                                                                       ---------                         -----------
          Comprehensive loss                                           $(108,090)                        $(1,406,485)
                                                                       =========                         ===========

                                                                SIX MONTHS ENDED                    SIX MONTHS ENDED
                                                              SEPTEMBER 30, 1999                  SEPTEMBER 30, 1998
                                                         -----------------------------------------------------------
          Net loss                                                     $(375,023)                        $(2,295,621)
          Foreign currency translation
            Adjustment                                                    (3,353)                            (11,922)
                                                                       ---------                         -----------
          Comprehensive loss                                           $(378,376)                        $(2,307,543)
                                                                       =========                         ===========

C.       COMMON STOCK

         SIX MONTHS ENDED SEPTEMBER 30, 1999
         During the six months ended September 30, 1999, the following transactions occurred which affected common stock:

         All outstanding convertible bonds ($500,000 principal) including accrued interest were converted into 401,264 shares of the Company's common stock.

         The Company also completed a private placement of common stock in June of 1999, whereby 600,000 units, consisting of two shares of common stock and a warrant to purchase one share of common stock, were sold. The units were sold at a price of $3.20 per unit for total proceeds of $1,880,522 (net of $39,478 in offering costs). The warrants are exercisable for a three-year period at $2.50 per share.

         On August 11, 1999, the Company issued 169,097 shares of common stock pursuant to a settlement and release agreement (the "Agreement") with Educational Systems, Inc ("ESI"). The Agreement called for the issuance of common stock in full satisfaction of unpaid costs that had been accrued by the Company under an acquisition agreement executed by Sento, Sento Training and ESI in August of 1998.

         Options to purchase 48,384 shares of common stock were exercised during the six months ended September 30, 1999.

         SIX MONTHS ENDED SEPTEMBER 30, 1998
         During the six-month period ended September 30, 1998, the following transactions occurred which affected common stock:

         Warrants to purchase 73,894 shares of common stock were exercised for proceeds of $258,629.

         A total of 11,082 shares of common stock were issued in lieu of employee bonuses.

         A total of 11,453 shares of common stock were issued under the Employee Stock Purchase Plan.

         Convertible bonds ($100,000 principal) were converted to 33,393 shares of common stock.

         The Company sold a building to a former employee who was also a director of the Company at the time of sale. The property was sold for $192,722 in cash and 58,000 shares of common stock. The net gain on the sale was $124,578.

D.       LOSS PER SHARE

         Loss per share is computed in accordance with Financial Accounting Standards Board Standard No. 128, "Earnings Per Share". Basic loss per share is computed as net loss divided by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from shares of common stock issuable through stock options, warrants and other convertible securities. The computation of diluted loss per share for the six months ended September 30, 1999 excludes the assumed conversion of $500,000 in convertible bonds prior to the conversion to common stock on June 16, 1999 and June 20, 1999, because the impact of the conversion would be anti-dilutive. The computation of diluted earnings per share for the six months ended September 30, 1998 excludes the assumed conversion of $900,000 in convertible bonds because the impact of the conversion would be anti-dilutive. Employee stock options of 1,774,787 and 2,128,601, and warrants of 767,500 and 560,000 to purchase common stock that were outstanding during the six months ended September 30, 1999 and 1998, respectively, were not included in the computation of diluted loss per share because to do so would be anti-dilutive.

E.       DISCONTINUED OPERATIONS

         In June of 1999, the Company completed the sale of its VAR business and certain related assets. The VAR business was sold effective June 30, 1999. The Company received cash of $50,000 and future contingent earn-out payments of up to $350,000 to be received over 36 months. The Company recognized a gain on the sale before income taxes of approximately $5,000 that has been included in the loss from discontinued operations for the six months ended September 30, 1999.

         The VAR business has been accounted for as discontinued operations, and accordingly, the results of operations are segregated from continuing operations in the accompanying statements of operations. Revenue, operating costs and expenses, other income and expenses, and income taxes of this business have been reclassified to discontinued operations for the three and six months ended September 30, 1999 and 1998. No allocation of general corporate overhead has been made to discontinued operations relating to this business. The assets and liabilities related to discontinued operations as of March 31, 1999 were approximately $240,000 and $210,000, respectively.

F.       SEGMENT REPORTING

         The Company has adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. The Company's two reportable business segments have separate management teams. The segments consist of Technical Services and Training Services.

         TECHNICAL SERVICES: This segment offers a range of IT outsourcing services consisting of "call center," "help desk," and technical support services provided through the Company's "eCustomer Contact Center."

         TRAINING SERVICES: This segment provides seminar training workshops, customized corporate training programs and multi-media presentations, all of which are designed to teach and reinforce skills required to make IT systems work effectively.

         The "Other" column includes corporate related items and results of insignificant operations.

         Summarized financial information concerning the Company's reportable segments for the three months and six months ended September 30, 1999 and 1998 is shown in the following tables:

              THREE MONTHS ENDED              TECHNICAL              TRAINING
              SEPTEMBER 30, 1999               SERVICES              SERVICES                OTHER                  TOTAL
         ----------------------------        ------------           ------------          ------------           -------------
         Revenues                            $  2,318,631           $  1,006,984          $    244,739           $  3,570,354
         Cost of sales                          2,069,611                503,116                77,102              2,649,829
         Depreciation                             186,300                 10,762                45,901                242,963
         Segment operating income
            (loss)                               (301,420)                35,524               (26,641)              (292,537)
         Total assets as of
            September 30, 1999                  4,095,180                690,224             1,375,478              6,160,882

              THREE MONTHS ENDED              TECHNICAL              TRAINING
              SEPTEMBER 30, 1998               SERVICES              SERVICES                 OTHER                  TOTAL
         ----------------------------        ------------           ------------          ------------           -------------
         Revenues                            $    294,468           $    781,668          $    441,709           $  1,517,845
         Cost of sales                            462,112                591,476               161,151              1,214,739
         Depreciation                              27,148                 21,830               134,078                183,056
         Amortization of intangible
            assets                                      -                 93,749                13,980                107,729
         Segment operating loss                  (555,963)            (1,124,275)             (244,563)            (1,924,801)
         Total assets as of
            September 30, 1998                  3,397,503              1,374,140             9,358,265             14,129,908


              SIX MONTHS ENDED                 TECHNICAL             TRAINING
              SEPTEMBER 30, 1999               SERVICES               SERVICES                OTHER                  TOTAL
         ----------------------------        ------------           ------------          ------------           -------------
         Revenues                            $  4,447,123           $  1,902,726          $    522,226           $  6,872,075
         Cost of sales                          3,813,949                991,824               185,066              4,990,839
         Depreciation                             412,361                 17,662                86,668                516,691
         Segment operating loss                  (422,546)               (88,385)              (13,752)              (524,683)
         Total assets as of
            September 30, 1999                  4,095,180                690,224             1,375,478              6,160,882

               SIX MONTHS ENDED               TECHNICAL               TRAINING
              SEPTEMBER 30, 1998              SERVICES                SERVICES                OTHER                  TOTAL
         ----------------------------        ------------           ------------          ------------           -------------
         Revenues                            $    581,922           $  1,557,771          $    864,517           $  3,004,210
         Cost of sales                            510,672              1,088,714               299,376              1,898,762
         Depreciation                              33,011                 36,845               255,270                325,126
         Amortization of intangible
            assets                                      -                151,135                27,960                179,095
         Segment operating loss                  (603,477)            (1,898,721)             (569,772)           (3,071,970)
         Total assets as of
            September 30, 1998                  3,397,503              1,374,140             9,358,265             14,129,908

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

Sento Corporation ("Sento" or the "Company") provides integrated information technology ("IT") solutions for Windows NT, UNIX, Open VMS,
Internet/Intranet, and networked computing environments. Through its wholly-owned subsidiaries, Sento delivers outsourced training and technical support services.

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

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998.

Revenues

Revenues increased 135%, or $2,052,509 from $1,517,845 for the three months ended September 30, 1998 to $3,570,354 for the three months ended September 30, 1999. These revenues were generated primarily from the following two areas:

Technical services revenues increased 687%, or $2,024,163 from $294,468 for the three months ended September 30, 1998 to $2,318,631 for the three months ended September 30, 1999. The Company began its technical services operations during the quarter ended March 31, 1998, and in August of 1998, moved to its "state of the art" eCustomer Contact Center in American Fork, Utah. The significant increase in revenues reflects the Company's strategic focus on providing IT services through its eCustomer Contact Center. Agent headcount has increased from 21 agents at June 30, 1998 to 316 at September 30, 1999. Management expects to be at capacity at the American Fork location during November 1999 with over 400 agents. Management believes the personnel growth Sento is experiencing has had and, in the near term will continue to have, a negative impact on its earnings because of upfront training and hiring costs for new agents and the time lag before they generate revenue. Management expects this personnel growth to continue into the near future, and this division may not turn profitable in Sento's third quarter due to this division's expanding customer base. The rate of personnel growth, as well as other factors, will determine if the Company's technical services become profitable. Management is currently unable to forecast when or if such profitability will be achieved. Revenue by quarter for this segment through September 30, 1999 is as follows:

                 Three Months   Three Months    Three Months  Three Months  Three Months   Three Months
                     Ended          Ended          Ended          Ended        Ended          Ended
                 JUN. 30, 1998  SEP. 30, 1998  DEC. 31, 1998  MAR. 31, 1999 JUN. 30, 1999 SEP. 30, 1999
Revenue           $  287,454     $  294,468     $  685,881     $1,575,429    $2,128,492     $2,318,631
                  ==========     ==========     ==========     ==========    ==========     ==========
Increase in
revenue from
prior quarter            N/A     $    7,014     $  391,413     $  889,548     $ 553,063     $  190,139
                                 ==========     ==========     ==========    ==========     ==========

Training revenues increased 29%, or $225,316 from $781,668 for the three months ended September 30, 1998 to $1,006,984 for the same period in 1999. This increase represents the Company's transition to intensive multi-week IT certification courses and custom corporate training from shorter, less intensive courses and other multi-media forms of IT training.

Cost of Sales

Costs of sales consists primarily of salaries and employee benefits for the Company's full and part-time employees, consultants, engineers, agents, and instructors; travel expenses relating to consulting and training activities; facilities costs; and depreciation on property and equipment used in providing technical support services.

Cost of sales increased 118%, or $1,435,090, from $1,214,739 for the three months ended September 30, 1998 to $2,649,829 for the same period in 1999. Gross profit as a percentage of revenues increased by 6 percentage points, from 20% of revenues during the three months ended September 30, 1998 to 26% of revenues for the same three-month period in 1999. The increase in gross margin, which is offset by upfront training costs of new agents discussed above, is primarily the result of increased utilization of the Company's facilities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 46%, or $962,800 from $2,085,904 for the three months ended September 30, 1998 to $1,123,104 for same three-month period in 1999. The decrease was due primarily to management's focus on cost reduction, a shift to less expensive marketing methods and a reduction in the level of expenditures associated with the start-up of the eCustomer Contact Center and the training division during the three-month period ended September 30, 1998.

The Company recorded $107,729 of amortization expense relating to intangible assets during the three months ended September 30, 1998. The intangible assets that were amortized in 1998 were subsequently disposed of or written off due to impairment. Therefore, there is no amortization expense for the three months ended September 30, 1999.

Other Income (Expense)

During the three months ended September 30, 1999, the Company recorded other income (net) of $114,722, as compared to $361,609 for the three months ended September 30, 1998. The decrease of $246,887 was primarily due to the realization of income during the three months ended September 30, 1998 from the sale of assets. Management does not expect other income to be significant in future periods.

Discontinued Operations

The Company sold all of its VAR business and related assets as of June 30, 1999. Loss from these discontinued operations was $182,366 for the three months ended September 30, 1998, and there was no loss to report for discontinued operations for the three months ended September 30, 1999.

SIX MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 1998.

Revenues

Revenues increased 129%, or $3,867,865 from $3,004,210 for the six months ended September 30, 1998 to $6,872,075 for the six months ended September 30, 1999. These revenues were generated primarily from the following two areas:

Technical services revenues increased 664%, or $3,865,201 from $581,922 for the six months ended September 30, 1998 to $4,447,123 for the six months ended September 30, 1999. The Company began its technical services operations during the quarter ended March 31, 1998, and in August of 1998, moved to its "state of the art" eCustomer Contact Center in American Fork, Utah. The significant increase in revenues reflects the Company's strategic focus on providing IT services through its eCustomer Contact Center. Agent headcount has increased from 21 agents at June 30, 1998 to 316 at September 30, 1999. Management expects to be at capacity at the American Fork location during November 1999 with over 400 agents. Management believes the personnel growth Sento is experiencing has had and, in the near term will continue to have, a negative impact on its earnings because of upfront training and hiring costs for new agents and the time lag before they generate revenue. Management expects this personnel growth to continue into the near future, and this division may not turn profitable in Sento's third quarter due to this division's expanding customer base. The rate of personnel growth, as well as other factors, will determine if the Company's technical services become profitable. Management is currently unable to forecast when or if such profitability will be achieved. Revenue by quarter for this segment through September 30, 1999 is disclosed in management's discussion and analysis of the three months ended September 30, 1999 and 1998.

Training revenues increased 22%, or $344,955 from $1,557,771 for the six months ended September 30, 1998 to $1,902,726 for the same period in 1999. This increase represents the Company's transition to intensive multi-week IT certification courses and custom corporate training from shorter, less intensive courses and other multi-media forms of IT training.

Cost of Sales

Cost of sales consists primarily of salaries and employee benefits for the Company's full and part-time employees, consultants, engineers, agents, and instructors; travel expenses relating to consulting and training activities; facilities costs; and depreciation on property and equipment used in providing technical support services.

Cost of sales increased 163%, or $3,092,077 from $1,898,762 for the six months ended September 30, 1998 to $4,990,839 for the same period in 1999. Gross profit as a percentage of revenues decreased by 10 percentage points, from 37% of revenues during the six months ended September 30, 1998 to 27% of revenues for the same six-month period in 1999. The decrease in gross margin is primarily the result of a shift in the Company's revenue mix caused by the substantial increase in technical service revenues, which generate lower gross margins, and the upfront training costs of new agents discussed above. Generally, the lower gross profit margins are offset by lower sales and marketing expenses needed to generate technical service revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 41%, or $1,613,130 from $3,901,735 for the six months ended September 30, 1998 to $2,288,605 for same six-month period in 1999. The decrease was due primarily to management's focus on cost reduction and a shift to less expensive marketing methods and a reduction in the level of expenditures associated with the start-up of the eCustomer Contact Center and the training division during the six-month period ended September 30, 1998.

The Company recorded $179,095 of amortization expense relating to intangible assets during the six months ended September 30, 1998. The intangible assets that were amortized in 1998 were subsequently disposed of or written off due to impairment. Therefore, there is no amortization expense for the six months ended September 30, 1999.

Other Income (Expense)

During the six months ended September 30, 1999, the Company recorded other income (net) of $65,646 as compared to $880,409 for the six months ended September 30, 1998. The decrease of $814,763 was primarily due to the realization of income during the six months ended September 30, 1998 from the sale of assets. Management does not expect other income to be significant in future periods.

Discontinued Operations

The Company sold all of its VAR business and related assets as of June 30, 1999. The loss from continuing operations reflected in the Statements of Operations for the six months ended September 30, 1999 and September 30, 1998 excludes the VAR business' revenues and expenses. Loss from these discontinued operations was $51,389 for the six months ended September 30, 1999 and $451,988 for the six months ended September 30, 1998.

Liquidity and Capital Resources

At September 30, 1999, the Company had working capital of $110,358 and cash balances had increased 55% or $151,112 from $275,893 at March 31, 1999 to $427,005 at September 30, 1999. The improved liquidity was primarily due to proceeds received from the Company's private placement of common stock in June of 1999.

On June 29, 1999, the Company completed a private placement of common stock and warrants resulting in total consideration received (net of offering costs) of $1,880,552. This private placement was in the form of 600,000 units consisting of two shares of common stock and a warrant to purchase one share of common stock. The units were sold at a price of $3.20 per unit. The stock purchase warrants are exercisable at $2.50 per share. With this new financing and revenues from the Company's operations, management believes the Company will be able to continue its existing operations and fund part of its expected growth.

This new financing also made it possible for the Company to restructure its loan with a bank, which provides up to $2,000,000 of financing. The amount available under the bank loan is based on Sento's outstanding accounts receivable. As of September 30, 1999 there was $500,000 of borrowings outstanding under this bank line of credit. The loan matures in February of 2000 and is renewable upon the mutual agreement of the Company and the bank.

The Company's primary sources of liquidity have been cash received from sales of assets and cash provided through private sales of equity as well as borrowings under a bank line of credit. In addition, the Company has financed some of its equipment utilized in its business through long-term leasing arrangements. The current growth rate of the technical services division consumes a substantial amount of cash monthly, and the Company continues to pursue additional funding opportunities. In the event the Company is not able to find such alternate sources of funding, its ability to pursue its planned business strategy will be limited and it may be forced to reduce operations. There can be no assurance that the Company will be able to obtain necessary capital funding on terms favorable to the Company, if at all.

Year 2000

Sento Corporation has organized a Year 2000 oversight committee that conducted an analysis of the Company's internal compliance and implementing necessary changes to ensure compliance. An overall five-phase plan was implemented to coordinate the efforts of all offices worldwide.

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

The Company has completed all of the above phases and is not aware of any significant deficiencies in the Company's internal operations that have not been resolved. The Company's mission critical systems primarily consist of newly purchased computers with Intel processors running Microsoft NT/Windows software. The Company's primary mission critical applications have been purchased with documented Year 2000 compliance. The telephone and security systems for the Company's corporate office are newly purchased and Year 2000 certification verification has been received.

While the Company is not aware of any existing potential claims, the occurrence of Year 2000 related system failures in the information systems of clients of the Company or other third parties including service providers (particularly providers of telephone and other utility services), strategic alliance partners, vendors or suppliers, could have a material adverse effect on the Company's business, financial condition and results of operation, whether or not the Company bears any responsibility, legal or otherwise, for the occurrence of those problems.

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

                  On June 16, 1999 and June 22, 1999, CIHI elected to convert $200,000 and $300,000, respectively, of principal value of the Convertible Bond, together with accrued interest thereon, into shares of common stock. In exchange for the cancellation of the converted portion of the Convertible Bond and the Company issued to CIHI 401,264 shares of common stock. Upon the completion of these conversions, the Convertible Bond has been converted in its entirety.

                  The sale of the Convertible Bond and the issuance of the shares of common stock upon the conversion thereof were effected in reliance upon the exemption for sales of securities not involving a public offering, as set forth in
                  Section 4(2) of the Securities Act of 1993, as amended (the "Securities Act"). The Company's reliance upon such exemption was based upon representations and warranties of CIHI contained in transaction documents submitted to the Company by CIHI.

                  On May 11, 1999, June 2, 1999 and September 30, 1999, the Company issued 41,829, 3,548, and 3,007 shares of common stock, respectively, upon the exercise of options granted pursuant to the Company's stock option plan.

                  On June 29, 1999, the Company completed a private placement of its common stock whereby 600,000 units consisting of two shares of the common stock and one warrant to purchase one share of common stock were sold. The units were sold at a price of $3.20 per unit and the stock purchase warrants are exercisable for a three-year period at $2.50 per share. The private placement of the units was effected in reliance upon the exemption for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The Company's reliance on such exemptions was based upon representations and warranties of the purchasers contained in purchase documents delivered to the Company by each purchaser.

                  On August 11, 1999, the Company issued 169,097 shares of common stock pursuant to a settlement and release agreement (the "Settlement Agreement") with Educational Systems, Inc
                  (ESI). The Settlement Agreement called for the issuance of common stock in full satisfaction of unpaid costs that had been accrued by the Company under an acquisition agreement executed by Sento, Sento Training and ESI in August of 1998. The issuance of shares of common stock was undertaken in reliance upon the exemption for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act. The Company's reliance on such exemption was based upon representations and warranties of the purchasers contained in the Settlement Agreement.

Item 4.  Submission of Matters to Vote of Security Holders

         a. On September 23, 1999, the Company held its Annual Meeting of Shareholders (the "Annual Meeting"). At the Annual Meeting, two matters were submitted to the Company's shareholders for consideration and approval. Those matters, together with the voting results for each matter, are described in the following paragraphs.

                  (a) Three directors of the Company were elected to serve until the 2000 Annual Meeting of Shareholders of the Company. The directors elected, together with votes received are: Kieth E. Sorenson 5,412,727 votes; Arthur F. Coombs, III 5,611,909 votes; and Gary B. Filler 5,611,909 votes.

                  (b) The Company's shareholders approved the adoption of the Sento Corporation 1999 Omnibus Stock Incentive Plan (the "Plan"). The Plan replaces, in part, the Sento Corporation Stock Incentive Plan, as amended (the "Predecessor Plan"), and therefore, the Common Stock previously authorized for the granting of stock options under the Predecessor Plan remain outstanding pursuant to the terms of the Predecessor Plan. The Plan authorizes an aggregate of 3,500,000 shares of Common Stock that may be subject to awards under the Plan. Accordingly, only an additional 1,000,000 shares of Common Stock will be available for awards under the Plan in excess of the number of shares that were available under the Predecessor Plan. With respect to this proposal, there were 2,853,077 votes cast in favor of the proposal, 1,115,237 votes cast against the proposal, and 32,590 votes abstained.

Item 6.  Exhibits and Reports on Form 8K

         a.       Reg. SB item 27, Financial Data Schedule

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         SENTO CORPORATION
                         (Registrant)



                         By:      /s/ ARTHUR F. COOMBS III
                                  ------------------------------------------
                                  Arthur F. Coombs, III
                                  President and Chief Executive Officer



                         By:      /s/ STANLEY J. CUTLER
                                  ------------------------------------------
                                  Stanley J. Cutler
                                  Corporate Controller and Secretary