Form 10QSB
period 1999-12-31
SENTO CORP
filed 2000-02-11
CIK 4317

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB

/X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the Quarter Ended December 31, 1999


/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                          COMMISSION FILE NUMBER 06425

             UTAH                    SENTO CORPORATION           87-0284979
                                Exact Name of Small Business
                                    Issuer as Specified
(State or other Jurisdiction of       in its Charter          (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                           808 East Utah Valley Drive
                            American Fork, Utah 84003
                    (Address of Principal Executive Offices)

         Issuer's telephone number, including area code: (801) 492-2000


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes /X/ No / /

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                           Class                             Outstanding at
                                                            December 31, 1999
                  --------------------                      -----------------
                  Common capital stock                          8,027,960
                      $.25 par value

Transitional Small Business Disclosure Format (check one):

                              Yes / / No /X/



-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                SENTO CORPORATION
                         Quarterly Report on Form 10-QSB
                         Quarter ended December 31, 1999


                                      INDEX

PART I.           FINANCIAL INFORMATION                                        Page

                  Item 1.  Financial Statements

                                    Condensed Consolidated Balance Sheets
                                    December 31, 1999 and March 31, 1999          3

                                    Condensed Consolidated Statements of
                                    Operations Three Months and Nine Months
                                    ended December 31, 1999 and 1998              4

                                    Condensed Consolidated Statements of
                                    Cash Flows Nine Months ended December 31,
                                    1999 and 1998                                 5

                                    Notes to Condensed Consolidated Financial
                                    Statements                                    6

                  Item 2.  Management's Discussion and Analysis of Financial
                                    Condition and Results of Operations          11



PART II. OTHER INFORMATION

                  Item 2.  Changes in Securities                                 15

                  Item 4.  Submission of Matters to Vote of Security Holders     15

                  Item 6.  Exhibits and Reports on Form 8-K                      16

                  Signatures                                                     17

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                                SENTO CORPORATION
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                            DECEMBER 31, 1999    MARCH 31, 1999
                                                            -----------------    --------------
                                                                 (UNAUDITED)
Current assets:
        Cash                                                   $   203,983         $   275,893
        Accounts receivable (net)                                3,257,436           3,075,460
        Income taxes receivable                                       --               375,148
        Other current assets                                       375,412             391,882
                                                               -----------         -----------
                Total current assets                             3,836,831           4,118,383

Property and equipment (net)                                     3,135,324           2,907,897
Other assets                                                       512,990             274,891
                                                               -----------         -----------
                Total Assets                                   $ 7,485,145         $ 7,301,171
                                                               ===========         ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Bank line of credit                                    $ 1,200,000         $ 1,000,000
        Current portion of long-term debt                          132,724             409,923
        Accounts payable                                           871,717           2,197,129
        Accrued liabilities                                      1,366,300           1,548,779
        Deferred revenue                                           115,684             500,321
                                                               -----------         -----------
                Total current liabilities                        3,686,425           5,656,152
Long-term liabilities:
        Convertible bonds                                             --               472,266
        Long-term debt, net of current portion                      87,057             286,317
                                                               -----------         -----------
                Total long-term liabilities                         87,057             758,583
Stockholders' equity:
        Common stock                                             2,057,430           1,580,607
        Additional paid-in capital                               9,714,016           7,247,143
        Deferred compensation                                      (26,704)           (204,814)
        Accumulated deficit                                     (7,626,449)         (7,327,537)
        Accumulated other comprehensive loss - foreign
             Currency translation                                  (20,067)            (22,400)
        Treasury stock                                            (386,563)           (386,563)
                                                               -----------         -----------
                Total stockholders' equity                       3,711,663             886,436
                                                               -----------         -----------

                Total liabilities and stockholders' equity     $ 7,485,145         $ 7,301,171
                                                               ===========         ===========

                                SENTO CORPORATION
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      THREE MONTHS                     NINE  MONTHS
                                                     ENDED DECEMBER 31                 ENDED DECEMBER 31
                                              ------------------------------     ------------------------------
                                                   1999              1998            1999              1998
                                              ------------      ------------     ------------      ------------
Revenue                                       $  5,527,932      $  1,931,894     $ 12,400,007      $  4,936,104

Cost of sales                                    4,241,493         1,723,094        9,232,332         3,621,856
                                              ------------      ------------     ------------      ------------

        Gross profit                             1,286,439           208,800        3,167,675         1,314,248

Costs and expenses:
        Selling general and
        administrative                           1,114,645         2,590,321        3,415,213         6,492,056
        Amortization of intangible assets             --             196,482             --             375,577
        Research and development                    88,324            49,748          193,675           146,336
        Write-off of in-process research
              and development costs                   --              92,095             --              92,095
        Impairment of assets                          --             426,296             --             426,296
                                              ------------      ------------     ------------      ------------

                Total costs and expenses         1,202,969         3,354,942        3,608,888         7,532,360
                                              ------------      ------------     ------------      ------------

        Operating  income (loss)                    83,470        (3,146,142)        (441,213)       (6,218,112)

Other income (net)                                  38,753           283,918          104,399         1,164,327
                                              ------------      ------------     ------------      ------------

Income (loss) before taxes                         122,223        (2,862,224)        (336,814)       (5,053,785)
Income tax benefit (expense)                       (46,112)          126,170           89,291           474,098
                                              ------------      ------------     ------------      ------------
Income (loss) from continuing operations            76,111        (2,736,054)        (247,523)       (4,579,687)
Loss from discontinued operations, net of
    income taxes                                      --            (719,198)         (51,389)       (1,171,184)
                                              ------------      ------------     ------------      ------------

Net income (loss)                             $     76,111      $ (3,455,252)    $   (298,912)     $ (5,750,871)
                                              ============      ============     ============      ============

Basic income (loss per) share:
Income (loss) from continuing operations      $       0.01      $      (0.46)    $      (0.03)     $      (0.78)

Loss  from discontinued operations            $       --               (0.12)           (0.01)            (0.20)
                                              ------------      ------------     ------------      ------------

Net income (loss)  per common share           $       0.01      $      (0.58)    $      (0.04)     $      (0.98)
                                              ============      ============     ============      ============

Diluted income (loss) per share:
Income (loss) from continuing operations      $       0.01      $      (0.46)    $      (0.03)     $      (0.78)

Loss  from discontinued operations                    --               (0.12)           (0.01)            (0.20)
                                              ------------      ------------     ------------      ------------

Net income (loss)  per common share           $       0.01      $      (0.58)    $      (0.04)     $      (0.98)
                                              ============      ============     ============      ============

Weighted average number of common and
 common equivalent shares outstanding:

Basic                                            7,954,666         5,955,871        7,369,601         5,839,236

Diluted                                          8,717,077         5,955,871        7,369,601         5,839,236

                                SENTO CORPORATION
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             NINE MONTHS
                                                                           ENDED DECEMBER 31
                                                                      ---------------------------
                                                                         1999            1998
                                                                      ----------      -----------
Cash flows from operating activities:
        Net loss                                                      $ (298,912)     $(5,750,871)
        Adjustments to reconcile net loss to net cash
          used by operating activities:
           Depreciation and amortization                                 794,943        1,063,504
           (Gain)loss on disposal of assets                               10,003         (127,640)
           Restructuring charges                                             --           633,894
           Write-off of in-process research and development costs            --            92,095
           Deferred taxes                                                (22,786)         (52,999)
           Minority interest                                                 --           (31,136)
           Stock issued for compensation and/or services                     --             7,854
           Amortization of deferred compensation                          27,535          140,659
           Changes in operating assets and liabilities:
               Accounts receivable                                      (181,976)         652,580
               Prepaid taxes                                             375,148             --
               Other assets                                             (178,872)       1,071,832
               Accounts payable                                       (1,325,412)         773,096
               Accrued liabilities                                       (85,604)         432,033
               Deferred revenue                                         (177,637)      (1,148,543)
                                                                     -----------      -----------

                  Net cash used in operating activities               (1,063,570)      (2,243,642)
Cash flows used in investing activities:
        Business disposals (acquisitions), net of cash                    50,000         (693,529)
        Proceeds from sale of assets                                         --           200,781
        Investment in investee                                          (232,620)            --
        Purchase of furniture and equipment                           (1,058,440)      (2,388,942)
                                                                     -----------      -----------
                  Net cash used in investing activities               (1,241,060)      (2,881,690)
Cash flows from financing activities:
        Proceeds from issuance of stock                                1,880,522          305,975
        Issuance of long-term debt                                        89,330          146,219
        Net proceeds from line of credit                                 200,000             --
        Proceeds from stock options and warrants  exercised              225,017             --
        Principal payments of long-term debt                            (164,482)        (288,197)
                                                                     -----------      -----------
                  Net cash provided by financing activities            2,230,387          163,997
Effect of foreign exchange rates on cash                                   2,333          (15,185)
                                                                     -----------      -----------
Net decrease in cash                                                     (71,910)      (4,976,520)
Cash at beginning of period                                              275,893        5,807,014
                                                                     -----------      -----------

Cash at end of period                                                $   203,983      $   830,494
                                                                     ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
        Interest                                                      $   52,378      $    15,300
        Income taxes                                                  $    3,678      $    25,152

                                SENTO CORPORATION
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (UNAUDITED)

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

         Operating results for the three and nine months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1999.

         Certain balances in the financial statements for the three-month and nine-month periods ended December 31, 1998 have been reclassified to conform to the current presentation.

B.       COMPREHENSIVE INCOME (LOSS)

         The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," effective April 1, 1998. SFAS 130 establishes standards for reporting and displaying comprehensive loss and its components in financial statements. The components of the Company's comprehensive income (loss) are as follows:

                                       THREE MONTHS ENDED  THREE MONTHS ENDED
                                        DECEMBER 31, 1999   DECEMBER 31, 1998
                                      ---------------------------------------
Net income (loss)                             $    76,111     $(3,455,252)
Foreign currency translation
  adjustment                                        5,686          (3,263)
                                              -----------     -----------
Comprehensive income (loss)                   $    81,797     $(3,458,515)
                                              ===========     ===========

                                        NINE MONTHS ENDED     NINE MONTHS ENDED
                                        DECEMBER 31, 1999     DECEMBER 31, 1998
                                      ---------------------------------------
Net loss                                      $  (298,912)    $(5,750,871)
Foreign currency translation
  adjustment                                        2,333         (15,185)
                                              -----------     -----------
Comprehensive loss                            $  (296,579)    $(5,766,056)
                                              ===========     ===========

C.       COMMON STOCK

         NINE MONTHS ENDED DECEMBER 31, 1999

         During the nine months ended December 31, 1999, the following transactions occurred which affected common stock:

         All outstanding convertible bonds ($500,000 principal) including accrued interest were converted into 401,264 shares of the Company's common stock.

         The Company completed a private placement of common stock in June of 1999, whereby 600,000 units, consisting of two shares of common stock and a warrant to purchase one share of common stock, were sold. The units were sold at a price of $3.20 per unit for total proceeds of $1,880,522 (net of $39,478 in offering costs). The warrants are exercisable for a three-year period at $2.50 per share.

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

         Warrants to purchase 85,000 shares of common stock at $2.50 per share were exercised.

         Options to purchase 51,928 shares of common stock were exercised.

         NINE MONTHS ENDED DECEMBER 31, 1998
         During the nine-month period ended December 31, 1998, the following transactions occurred which affected common stock:

         Warrants to purchase 73,894 shares of common stock at $3.50 per share were exercised.

         A total of 12,207 shares of common stock were issued in lieu of employee bonuses.

         A total of 11,455 shares of common stock were issued under the Employee Stock Purchase Plan.

         Convertible bonds ($100,000 principal) were converted to 33,393 shares of common stock.

         A total of 4,080 shares of common stock were issued to ESI for partial payment of accrued royalties.

         Options to purchase 7,788 shares of common stock were exercised.

         A total of 142,559 shares of common stock (including 12,903 shares for services of third parties) were issued as partial consideration for the acquisition of Functional Software Pty., Ltd.

         The Company sold a building to a former employee who was also a director of the Company at the time of sale. The property was sold for $192,722 in cash and 58,000 shares of common stock. The net gain on the sale was $124,578.

D.       INCOME/LOSS PER SHARE

         Income/loss per share is computed in accordance with Financial Accounting Standards Board Standard No. 128, "Earnings Per Share." Basic income/loss per share is computed as net income or loss divided by the weighted average number of shares of common stock outstanding for the period. Diluted income per share reflects the potential dilution that could occur from shares of common stock issuable through stock options, warrants and other convertible securities. The computation of diluted loss per share for the nine months ended December 31, 1999 excludes the assumed conversion of $500,000 in convertible bonds prior to the conversion to common stock on June 16, 1999 and June 20, 1999, because the impact of the conversion would be anti-dilutive. The computation of diluted earnings per share for the nine months ended December 31, 1998 excludes the assumed conversion of $900,000 in convertible bonds because the impact of the conversion would be anti-dilutive. Employee stock options of 1,917,243 and 2,527,813, and warrants of 682,500 and 490,000 to purchase common stock that were outstanding during the nine months ended

         December 31, 1999 and 1998, respectively, were not included in the computation of diluted loss per share because to do so would be anti-dilutive.


E.       DISCONTINUED OPERATIONS

         The Company completed the sale of its VAR business and certain related assets effective June 30, 1999. The Company received cash of $50,000 and future contingent earn-out payments of up to $350,000 to be received over 36 months. The Company recognized a gain on the sale before income taxes of approximately $5,000 that has been included in the loss from discontinued operations for the nine months ended December 31, 1999.

         The VAR business has been accounted for as discontinued operations, and accordingly, the results of operations are segregated from continuing operations in the accompanying statements of operations. Revenue, operating costs and expenses, other income and expenses, and income taxes of this business have been reclassified to discontinued operations for the three and nine months ended December 31, 1999 and 1998. No allocation of general corporate overhead has been made to discontinued operations relating to this business. The assets and liabilities related to discontinued operations as of March 31, 1999 were approximately $240,000 and $210,000, respectively.

F.       BUSINESS ACQUISITIONS

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

         Consideration:
             Cash                                                            $450,000
              Value of common stock (129,656 shares at $2.71 per share)       351,692
              Acquisition costs incurred                                       98,878
                                                                             --------
                 Total consideration                                          900,570
                                                                             --------
         Assets acquired and liabilities assumed:
             Equipment                                                         76,800
             Intellectual property                                            571,421
             Accrued liabilities                                              (50,000)
                                                                             --------
                 Total assets acquired and liabilities assumed                598,221
                 Purchase price in excess of fair value                       302,349
         In-process research and development costs                            (92,095)
                                                                             --------
                Goodwill                                                     $210,254
                                                                             ========

         All of the assets of Functional were subsequently sold and all unamortized goodwill was written off in March of 1999.


G.       ASSET IMPAIRMENT

         During December 1998, the Company recorded impairment of assets totaling $426,296. The impairment represents the write-down of unamortized goodwill and non-compete agreements purchased with it's acquisition of Astron, Inc., a provider of IT classroom based training, during the year ended March 31, 1998. The decision to write down the assets was based on incurred losses and projected negative cash flow from operations relating to classroom based training. The Company is focusing on more intensive multi-week training, seminar based training and customized corporate training products for future revenue growth in its training division.

H.       SEGMENT REPORTING

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

         Summarized financial information concerning the Company's reportable segments for the three months and nine months ended December 31, 1999 and 1998 is shown in the following tables:

            THREE MONTHS ENDED           TECHNICAL        TRAINING
              DECEMBER 31, 1999          SERVICES         SERVICES          OTHER          TOTAL
        ----------------------------   --------------   -------------- --------------  ---------------
        Revenues                     $     4,264,383 $     1,112,275  $     151,274  $     5,527,932
        Cost of sales                      3,401,245         738,726        101,522        4,241,493
        Depreciation                         208,796          25,045         44,411          278,252
        Segment operating income
           (loss)                            360,360        (210,897)       (65,993)          83,470
        Total assets as of
           December 31, 1999               5,271,945         761,075      1,452,125        7,485,145

            THREE MONTHS ENDED           TECHNICAL        TRAINING
              DECEMBER 31, 1998          SERVICES         SERVICES          OTHER          TOTAL
        ----------------------------   --------------   -------------- --------------  ---------------
        Revenues                     $       685,881 $        842,102 $     403,911  $     1,931,894
        Cost of sales                      1,037,135          508,356       177,603        1,723,094
        Depreciation                         169,904           21,559        49,927          241,390
        Amortization of intangible
           assets                                  -          111,931        84,551          196,482
        Segment operating loss              (683,675)      (1,733,861)     (728,606)      (3,146,142)
        Total assets as of
           December 31, 1998               2,378,324        1,011,752     7,589,398       10,979,474

             NINE MONTHS ENDED           TECHNICAL        TRAINING
              DECEMBER 31, 1999          SERVICES         SERVICES           OTHER            TOTAL
        ----------------------------   --------------  ---------------- --------------   ----------------
        Revenues                     $     8,711,506 $    3,015,001    $     673,500  $     12,400,007
        Cost of sales                      7,215,194      1,730,550          286,588         9,232,332
        Depreciation                         621,157         42,707          124,250           788,114
        Segment operating loss               (62,186)      (299,282)         (79,745)         (441,213)
        Total assets as of
           December 31, 1999               5,271,945        761,075        1,452,125         7,485,145

        NINE MONTHS ENDED DECEMBER       TECHNICAL        TRAINING
                   31, 1998              SERVICES         SERVICES           OTHER            TOTAL
        ----------------------------   --------------  ---------------- --------------   ----------------
        Revenues                     $     1,267,803 $     2,399,873   $   1,268,428  $      4,936,104
        Cost of sales                      1,547,807       1,597,070         476,979         3,621,856
        Depreciation                         202,915          58,404         110,572           371,891
        Amortization of intangible
           assets                                  -         263,066         112,511           375,577
        Segment operating loss            (1,287,152)     (3,632,582)     (1,298,378)       (6,218,112)
        Total assets as of
           December 31, 1998               2,378,324       1,011,752       7,589,398        10,979,474

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

Sento Corporation provides technical services for organizations using Windows NT and UNIX client-server computing environments. These services include Contract Technical Support, Help Desk Services, Technical Training and Education.

Sento Technical Services Corporation ("Sento Technical Services") offers a range of IT outsourcing services consisting of "call center," "helpdesk," and technical support services. Sento Training Corporation ("Sento Training") provides classroom training courses, seminar training workshops, customized corporate training programs and multi-media presentations, all of which are designed to teach and reinforce skills required to make IT systems work effectively. The Company conducts substantially all of its foreign operations through Sento Australia Pty. Ltd. ("Sento Australia") based in Sydney, Australia.

THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1998.

Revenues

Revenues increased 186%, or $3,596,038, from $1,931,894 for the three months ended December 31, 1998 to $5,527,932 for the three months ended December 31, 1999. These revenues were generated primarily from the following two areas:

Technical services revenues increased 522%, or $3,578,502, from $685,881 for the three months ended December 31, 1998 to $4,264,383 for the three months ended December 31, 1999. The Company began its technical services operations during the quarter ended March 31, 1998, and in August of 1998, moved to its "state of the art" eCustomer Contact Center in American Fork, Utah. The significant increase in revenues reflects the Company's strategic focus on providing IT services through its eCustomer Contact Center. The American Fork facility originally employed 21 agents in August of 1998 and is now at capacity with 470 agents.

The rapid personnel growth in the eCustomer Contact Center operations has an initial negative impact on the Company's earnings because of the up-front training and hiring costs for new agents and the time lag before the new agents generate revenue. However, a substantial number of the new employees were hired and trained early during the three months ended December 31, 1999. This allowed the new agents to be trained in time to generate revenue for more than half of the quarter. As a result, the eCustomer Contact Center operations were profitable for the three months ended December 31, 1999. The growth is expected to continue throughout the remainder of the year ending March 31, 2000 and into the next year. As a result, the Company is planning the opening of a second eCustomer Contact Center in Evanston, Wyoming. Initially, this second eCustomer Contact Center will employ up to 50 agents with a capacity for 300 agents. Revenue by quarter for this segment through December 31, 1999 is as follows:

                       Three Months     Three Months     Three Months    Three Months    Three Months     Three Months
                           Ended            Ended           Ended           Ended           Ended           Ended
                       Sep. 30, 1998    Dec. 31, 1998   Mar. 31, 1999   Jun. 30, 1999    Sep. 30, 1999   Dec. 31, 1999
Revenue                   $294,468         $685,881      $1,575,429       $2,128,492       $2,318,631      $4,264,383
                          ========         ========      ==========       ==========       ==========      ==========

Increase in
revenue from
prior quarter             $  7,014         $391,413       $ 889,548         $553,063        $ 190,139      $1,945,752
                          ========         ========       =========        =========        =========      ==========

Training revenues increased 32%, or $270,173, from $842,102 for the three months ended December 31, 1998 to $1,112,275 for the same period in 1999. This increase represents the Company's transition to intensive multi-week IT certification courses and custom corporate training from shorter, less intensive courses and other multi-media forms of IT training. While the multi-week classroom training courses, as a core component of the training division, have shown positive growth, the remainder of the operations of this division did not grow as expected, resulting in a loss for the division during the three months ended December 31, 1999.

Cost of Sales

Cost of sales consists primarily of salaries and employee benefits for the Company's full and part-time employees, consultants, engineers, agents, and instructors; travel expenses relating to consulting and training activities; facilities costs; and depreciation on property and equipment used in providing technical support services.

Cost of sales increased 146%, or $2,518,399, from $1,723,094 for the three months ended December 31, 1998 to $4,241,493 for the same period in 1999. Gross profit as a percentage of revenues increased by 12 percentage points, from 11% of revenues during the three months ended December 31, 1998 to 23% of revenues for the same three-month period in 1999. The increase in gross margin, which is offset by upfront training costs of new agents discussed above, is primarily the result of increased utilization of the Company's facilities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 57%, or $1,475,676, from $2,590,321 for the three months ended December 31, 1998 to $1,114,645 for same period in 1999. The decrease was due primarily to management's focus on cost reduction, a shift to less expensive marketing methods and a reduction in the level of expenditures associated with the start-up of the eCustomer Contact Center and the training division during the three-month period ended December 31, 1998.

The Company recorded $196,482 of amortization expense relating to intangible assets during the three months ended December 31, 1998. The intangible assets that were amortized in 1998 were subsequently disposed of or written off due to impairment. Therefore, there was no amortization expense for the three months ended December 31, 1999.

During the three months ended December 31, 1998, the Company recorded impairment of assets totaling $426,296. The impairment represents a write-down of goodwill and non-compete agreements relating to the Company's acquisition of Astron, Inc. in January 1998. The decision to write down these assets was based on continued losses in the classroom-based training department of the Company's training division. These training courses were being held primarily at conference rooms in hotels at various locations throughout the United States. The Company is now focusing its continued efforts on more intense multi-week IT courses held primarily at the Company's American Fork facility, seminar-based training and customized corporate training. The Company has recorded no impairment of assets during the three months ended December 31, 1999.

During the three months ended December 31, 1998, the Company acquired equipment and technology from Functional Software Pty., Ltd. ("Functional"). As part of this acquisition, the portion of the purchase price allocated to in-process research and development costs ($92,095) was charged to operations. In March of 1999, all of the assets acquired from Functional were sold. There have been no such acquisitions during the three months ended December 31, 1999, and therefore, no write-off of in-process research and development costs.

Other Income (Expense)

During the three months ended December 31, 1999, the Company recorded $38,753 of other income (net), as compared to $283,918 for the three months ended December 31, 1998. The decrease of $245,165 was primarily due to the realization of income during the three months ended December 31, 1998 from the sale of assets. Management does not expect other income to be significant in future periods.

Discontinued Operations

The Company sold all of its VAR business and related assets as of June 30, 1999. Loss from these discontinued operations was $719,198 for the three months ended December 31, 1998, and there was no loss to report for discontinued operations for the three months ended December 31, 1999.

NINE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 1998.

Revenues

Revenues increased 151%, or $7,463,903, from $4,936,104 for the nine months ended December 31, 1998 to $12,400,007 for the nine months ended December 31, 1999. These revenues were generated primarily from the following two areas:

Technical services revenues increased 587%, or $7,443,703, from $1,267,803 for the nine months ended December 31, 1998 to $8,711,506 for the nine months ended December 31, 1999. The Company began its technical services operations during the quarter ended March 31, 1998, and in August of 1998, moved to its "state of the art" eCustomer Contact Center in American Fork, Utah. The significant increase in revenues reflects the Company's strategic focus on providing IT services through its eCustomer Contact Center. The American Fork facility originally employed 21 agents in August of 1998 and is now at capacity with 470 agents.

Rapid personnel growth in the eCustomer Contact Center operations has an initial negative impact on the Company's earnings because of the up-front training and hiring costs for new agents and the time lag before the new agents generate revenue. However, the Company substantially completed the hiring and training of new employees by October of 1999. This allowed the new agents to be trained in time to generate revenue during November and December of 1999. As a result, the eCustomer Contact Center operations were profitable during the final two months of the period. The growth is expected to continue throughout the remainder of the year ending March 31, 2000 and into the next year. As a result, the Company is planning the opening of a second eCustomer Contact Center in Evanston, Wyoming. Initially, this second eCustomer Contact Center will employ up to 50 agents with a capacity for 300 agents. Revenue by quarter for this segment from July 1, 1998 through December 31, 1999 is disclosed in management's discussion and analysis of the three months ended December 31, 1999 and 1998.

Training revenues increased 26%, or $615,128, from $2,399,873 for the nine months ended December 31, 1998 to $3,015,001 for the same period in 1999. This increase represents the Company's transition to intensive multi-week IT certification courses and custom corporate training from shorter, less intensive courses and other multi-media forms of IT training. While the multi-week classroom training courses, as a core component of the training division, have shown positive growth, the remainder of the operations of this division did not grow as expected, resulting in a loss for the division during the nine months ended December 31, 1999.

Cost of Sales

Cost of sales increased 155%, or $5,610,476, from $3,621,856 for the nine months ended December 31, 1998 to $9,232,332 for the same period in 1999. This increase was due primarily to additional expenses necessary to generate increased revenue. Gross profit as a percentage of revenues remained constant, decreasing only by one percentage point, from 27% of revenues during the nine months ended December 31, 1998 to 26% of revenues for the same nine-month period in 1999. The decrease in gross margin is primarily the result of a shift in the Company's revenue mix caused by the substantial increase in technical service revenues, which generate lower gross margins, and the upfront training costs of new agents discussed above. Generally, the lower gross profit margins were offset by lower sales and marketing expenses needed to generate technical service revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 47%, or $3,076,843, from $6,492,056 for the nine months ended December 31, 1998 to $3,415,213 for same period in 1999. The decrease was due primarily to management's focus on cost reduction and a shift to less expensive marketing methods and a reduction in the level of expenditures associated with the start-up of the eCustomer Contact Center and the training division during the nine-month period ended December 31, 1998.

The Company recorded $375,577 of amortization expense relating to intangible assets during the nine months ended December 31, 1998. The intangible assets that were amortized in 1998 were subsequently disposed of or written off due to impairment. Therefore, there is no amortization expense for the nine months ended December 31, 1999.

During the nine months ended December 31, 1998, the Company recorded impairment of assets totaling $426,296. The impairment represents a write-down of goodwill and non-compete agreements relating to the Company's acquisition of Astron, Inc. in January 1998. The decision to write down these assets was based on continued losses in the classroom-based training department of the Company's training division. These training courses were being held primarily at conference rooms in hotels at various locations throughout the United States. The Company is now focusing its continued efforts on more intense multi-week IT courses held primarily at the Company's American Fork facility, seminar-based training and customized corporate training. The Company has recorded no impairment of assets during the nine months ended December 31, 1999.

During the nine months ended December 31, 1998, the Company acquired equipment and technology from Functional. As part of this acquisition, the portion of the purchase price allocated to in-process research and development costs ($92,095) was charged to operations. In March of 1999, all of the assets acquired from Functional were sold. There have been no such acquisitions during the nine months ended December 31, 1999, and therefore, no write-off of in-process research and development costs.

Other Income (Expense)

During the nine months ended December 31, 1999, the Company recorded $104,399 of other income (net), as compared to $1,164,327 for the nine months ended December 31, 1998. The decrease of $1,059,928 was primarily due to the realization of income during the nine months ended December 31, 1998 from the sale of assets. Management does not expect other income to be significant in future periods.

Discontinued Operations

The Company sold all of its VAR business and related assets as of June 30, 1999. The loss from continuing operations reflected in the Statements of Operations for the nine months ended December 31, 1999 and December 31, 1998 excludes the VAR business' revenues and expenses. Loss from these discontinued operations was $51,389 for the nine months ended December 31, 1999 and $1,171,184 for the nine months ended December 31, 1998.

Liquidity and Capital Resources

Cash balances decreased 19%, or $71,910, from $275,893 at March 31, 1999 to $203,983 at December 31, 1999. However, working capital increased to $150,406 at December 31, 1999 from a $(1,537,769) deficit at March 31, 1999. The improved liquidity was primarily due to proceeds received from the Company's private placement of common stock in June of 1999, discussed below. The private placement funds have sustained the Company's growth during the nine months ended December 31, 1999.

On June 29, 1999, the Company completed a private placement of common stock and warrants resulting in total consideration received (net of offering costs) of $1,880,552. This private placement was in the form of 600,000 units consisting of two shares of common stock and a warrant to purchase one share of common stock. The units were sold at a price of $3.20 per unit. The Warrants are exercisable at $2.50 per share. With this new financing and revenues from the Company's operations, management believes the Company will be able to continue its existing operations and fund part of its expected growth.

This new financing also made it possible for the Company to restructure its loan with a bank, which provides up to $2,000,000 of financing. The amount available under the bank loan is based on Sento's outstanding accounts receivable. As of December 31, 1999 there was $1,200,000 of borrowings outstanding under this bank line of credit. The loan matures in April of 2000 and is renewable upon the mutual agreement of the Company and the bank.

The Company is funding its second eCustomer Contact Center in Evanston, Wyoming through grants and low interest loans from the state of Wyoming and the City of Evanston. These grants and low interest loans (totaling up to $1.3 million) are incentives to Sento for providing jobs in Wyoming. A portion of this funding will not require repayment if jobs are created by Sento.

In addition to the financing committed to Sento upon the opening of the Wyoming eCustomer Contact Center, Sento is in the process of closing $1.2 million in additional financing in the form of 7% Subordinated Convertible Debentures to fund future growth.

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

Year 2000

Based on the information available as of the time of this filing, the Company has not experienced any significant Year 2000 related system failures in its internal operations. The Company's business operations are heavily dependent on systems of clients of the Company or other third parties including service providers (particularly providers of telephone and other utility services), strategic alliance partners, vendors or suppliers. Through January of 2000, the Company's key clients, service providers, strategic alliance partners, vendors, suppliers and others have not reported any significant Year 2000 compliance problems, and the Company's financial results have not been negatively impacted by Year 2000 failures of third parties. However, because the Company's continued Year 2000 compliance in calendar 2000 is in part dependent on the continued Year 2000 compliance of third parties, there can be no assurance that the Company's efforts alone have resolved all Year 2000 issues or that key third parties will not experience Year 2000 compliance failures as calendar year 2000 progresses.

Factors Affecting Future Results

This Form 10-QSB contains certain forward-looking statements (as defined in Section 21E of the Securities Exchange Act of 1934, as amended) that involve substantial risks and uncertainties. When used in this Form 10-QSB, the words "anticipate" and "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements will differ, and could differ materially from the results, performance or achievements expressed in, or implied by, these forward-looking statements. Risks and uncertainties and other factors that could cause or contribute to such differences include, but are not limited to, the Company's ability to obtain capital funding necessary to pursue its business strategy; difficulties in attracting and retaining highly skilled employees; the Company's ability to manage rapid growth and expansion into new geographic areas and service lines; the Company's ability to develop IT solutions that keep pace with continuing changes in technology, evolving industry standards and changing client preferences; a downturn in the market for hardware and/or software products; economic fluctuations; the formation of an independent internet technology company that will pursue development and commercialization of the Company's integrated voice and internet customer care technology; other unanticipated factors; and risks related to Year 2000 failures in client's information systems. These and other risks, uncertainties and other factors are more fully described in the Company's Annual Report on Form 10-KSB.



PART II. OTHER INFORMATION

Item 2.  Changes in Securities

                           On May 11, 1999, June 2, 1999, September 30, 1999,
                           and December 10, 1999, the Company issued 41,829, 3,548, 3,007, and 3,544 shares of common stock, respectively, upon the exercise of options granted pursuant to the Company's stock option plan.



Item 4.  Submission of Matters to Vote of Security Holders

         On December 16, 1999, the Company convened a special meeting of shareholders for the purpose of considering a proposal to approve the terms of a Contribution Agreement by and between Sento and EchoPass Corporation, a newly formed Utah corporation ("EchoPass") and consummate a series of related transactions. The Contribution Agreement and the related transactions (collectively, the "EchoPass Transactions) currently consist principally of the following:

         (i) Sento to transfer to EchoPass substantially all of the technology currently owned and utilized by Sento in the operation of its eCustomer Contact Center, including related sales and marketing rights (collectively, the "Technology"), in exchange for 4,000,000 shares of EchoPass Series A Convertible Preferred Stock (the "EchoPass Preferred");

         (ii) Sento and EchoPass to enter into a Services Agreement, enabling Sento to utilize the Technology (at most-favored customer pricing) in developing its existing and future eCustomer Contact Centers;

         (iii) Sento to transfer to EchoPass certain tangible assets, consisting primarily of computer equipment, in exchange for EchoPass' delivery of a secured promissory note in the original principal amount of approximately $1,100,000;

         (iv) EchoPass to transfer 1,000,000 shares of EchoPass Preferred to Genesys Telecommunication Laboratories, Inc., a leading developer of enterprise interaction management software ("Genesys"), in exchange for $2,000,000 in cash; and

         (v) Sento and EchoPass to enter into a Facilities and Services Agreement pursuant to which EchoPass will obtain the right to use certain office and research and development space at Sento's principal offices and Sento will provide to EchoPass accounting and other general and administrative services

         The proposal to approve the Contribution Agreement and consummate the EchoPass Transactions was approved at the Company's special meeting of shareholders. There were 5,136,613 shares voted in favor of the proposal, 43,681 shares voted in opposition, 268,694 shares abstaining, and 2,490,428 broker non-votes.

         On January 25, 2000, EchoPass announced that it had reached an agreement in principle with New Enterprise Associates and Cannan partners, whereby these two venture capital firms would participate in the first round of venture financing for EchoPass, presently estimated to provide approximately $22.7 million to EchoPass. Although the terms of the proposed financing remain subject to completion, Sento currently anticipates that, upon the completion of the EchoPass Transactions and the first round of venture financing described above, Sento will own 4,000,000 shares of the EchoPass Series A Preferred, representing approximately 27% of the outstanding shares of EchoPass on an "as-converted" basis (approximately 20% of the shares of EchoPass on a fully diluted basis, after giving effect to the exercise of outstanding and proposed options to acquire shares of the common stock of EchoPass). The venture financing transactions remain subject to the execution of definitive agreements and the satisfaction of closing conditions, and there can be no assurance that the proposed financing transactions will be completed on such terms or at all. Sento management hopes that the EchoPass Transactions, as well as the closing of the proposed EchoPass venture financing transactions, will be completed during February 2000.

Item 6.  Exhibits and Reports on Form 8-K

                  a.       Reg. SB item 27, Financial Data Schedule

                  b.       Reports on Form 8-K

                                    The Company filed a Report on Form 8-K on
                                    December 1, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SENTO CORPORATION
                                  (Registrant)



                                  By:    /s/ ARTHUR F. COOMBS III
                                         -------------------------------------
                                         Arthur F. Coombs, III
                                         President and Chief Executive Officer



                                  By:    /s/ STANLEY J. CUTLER
                                         -------------------------------------
                                         Stanley J. Cutler
                                         Corporate Controller and Secretary