Form 10KSB
period 2000-03-31
SENTO CORP
filed 2000-06-16
CIK 4317

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB


/X/      Annual report under Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the fiscal year ended March 31, 2000 or

/ /      Transition report under Section 13 or 15(d) of the
         Securities Exchange Act of 1934.

                               SENTO CORPORATION

                 (Name of small business issuer in its charter)

            UTAH                         000-06425                     87-0284979
(State or other jurisdiction       (Commission File No.)              (IRS Employer
       of incorporation)                                           Identification No.)

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

    Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

    State Issuer's revenues for its most recent fiscal year: $18,768,774

    The aggregate market value of the Common Stock held by non-affiliates of the issuer, based upon the closing sale price of the Common Stock reported by the NASDAQ SmallCap Market on May 19, 2000, was approximately $30,229,782.

    The number of shares of Common Stock outstanding as of May 19, 2000 was 8,314,851

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Issuer's definitive proxy statement relating to its Annual Meeting of Shareholders scheduled for July 18, 2000 are incorporated by reference in Part III of this report.

    Transitional Small Business Disclosure Format (check one): Yes / / No /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS


PART I............................................................................      1

Item 1.               Business....................................................      1

Item 2.               Description of Property.....................................      9

Item 3.               Legal Proceedings...........................................      9

Item 4.               Submission of Matters to a Vote of Security Holders.........      9

PART II...........................................................................     10

Item 5.               Market for Registrant's Common Equity and Related
                      Shareholder Matters.........................................     10

Item 6.               Management's Discussion and Analysis of Financial Condition
                      and Results of Operations...................................     11

                      Results of Operations.......................................     11

                      Liquidity and Capital Resources.............................     13

                      Year 2000...................................................     14

                      Risks Related to Existing and Proposed Sento Operations.....     14

Item 7.               Financial Statements........................................     19

Item 8.               Changes in and Disagreements with Accountants on Accounting
                      and Financial Disclosure....................................     19

PART III..........................................................................     20

Item 9.               Directors, Executive Officers, Promoters and Control
                      Persons; Compliance with Section 16(a) of the Exchange
                      Act.........................................................     20

Item 10.              Executive Compensation......................................     20

Item 11.              Security Ownership of Certain Beneficial Owners and
                      Management..................................................     20

Item 12.              Certain Relationships and Related Transactions..............     20

Item 13.              Exhibits and Reports on Form 8-K............................     20

SIGNATURES........................................................................     21

FINANCIAL STATEMENTS..............................................................    F-1

THE STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-KSB THAT ARE NOT PURELY HISTORICAL ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL FORWARD-LOOKING STATEMENTS INVOLVE VARIOUS RISKS AND UNCERTAINTIES. FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT INCLUDE STATEMENTS REGARDING THE COMPANY'S PLANS TO DEVELOP AND DELIVER INTEGRATED INFORMATION TECHNOLOGY SERVICES, ACQUISITION PLANS, MARKET OPPORTUNITIES AND ACCEPTANCE, EXPECTATIONS, GOALS, REVENUES, FINANCIAL PERFORMANCE, STRATEGIES, MISSION AND INTENTIONS FOR THE FUTURE. SUCH FORWARD-LOOKING STATEMENTS ARE INCLUDED UNDER ITEM 1. "BUSINESS," ITEM 2. "PROPERTIES" AND ITEM 6. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE MADE AS OF THE DATE HEREOF, BASED ON INFORMATION AVAILABLE TO THE COMPANY AS OF SUCH DATE, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENT. IT IS IMPORTANT TO NOTE THAT SUCH STATEMENTS MAY NOT PROVE TO BE ACCURATE AND THAT THE COMPANY'S ACTUAL RESULTS AND FUTURE EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH STATEMENTS. AMONG THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S EXPECTATIONS ARE THOSE DESCRIBED UNDER ITEM 6. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS---RISKS RELATED TO EXISTING AND PROPOSED SENTO OPERATIONS." ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THIS SECTION AND OTHER FACTORS INCLUDED ELSEWHERE IN THIS REPORT.

PART I

ITEM 1.  BUSINESS.

    Sento provides information technology ("IT") outsourcing services, including technical support services, help-desk functions, and technical training and education. Through its state-of-the-art eCustomer Contact Center, Sento provides domestic and international technical support services to leading computer hardware and software companies. Sento also provides instructor-led technical training, including distance learning through computer-based training ("CBT") methods.

BACKGROUND

    Sento was formed in 1986 as Spire Technologies, Inc. and marketed high-end third party hardware and software products as a value added reseller ("VAR"). In 1996, Sento completed a share exchange with an existing public company.

    In 1997 and 1998, Sento undertook a strategic transition to focus its efforts on IT technical support and training. Sento constructed a new generation customer support facility (the "eCustomer Contact Center"), which is now operational and fully staffed with 437 agents as of May 19, 2000. Sento also refocused its training activities away from "traveling" courses held in hotel conference rooms to intensive multi-week IT certification courses held primarily at Sento's corporate headquarters in American Fork, Utah. Sento also offers custom corporate training and CBT. Sento sold certain operations, comprising substantially all of its VAR business, in March and June 1999. In October 1999, Sento announced its intention to undertake a series of transactions intended to accelerate the development and commercialization of the integrated voice and Internet customer care technology utilized in the eCustomer Contact Center. See "--Recent Developments--EchoPass Transactions."

    Sento's marketing efforts focus primarily on middle market to enterprise level companies, as well as divisions/departments of Fortune 500 companies. Sento sells and delivers its services through its IT service office located in American Fork, Utah. Sento's current eCustomer Contact Centers are located in its American Fork, Utah facility and its recently completed second facility in Evanston, Wyoming.

RECENT DEVELOPMENTS

    ECHOPASS TRANSACTIONS. On November 17, 1999, Sento, as contributor, and EchoPass Corporation, a newly-formed Utah corporation organized by certain existing and former officers, directors and employees of Sento ("EchoPass"), as contributee, entered into a Contribution Agreement, subsequently amended and consummated as of March 1, 2000, pursuant to which, among other things, Sento transferred to EchoPass substantially all of the technology owned and utilized by Sento in the operation of its eCustomer Contract Center (the "Technology") (the "EchoPass Transactions"). In addition, as part of the EchoPass Transactions, EchoPass entered into Stock Purchase Agreements with a group of financial and strategic investors, who contributed approximately $27.6 million in exchange for shares of EchoPass Preferred Stock and a Master Software License Agreement between Genesys Telecommunications Laboratories, Inc., a leading developer of enterprise interaction management software ("Genesys"), as licensor, and EchoPass, as licensee. Under the Contribution Agreement, Sento and other parties to the EchoPass Transactions took the following actions:

        (i) Sento transferred to EchoPass substantially all of the Technology in exchange for 4,000,000 shares of EchoPass Series A Preferred Stock;

        (ii) Sento and EchoPass entered into a Statement of Work, which grants to Sento certain rights to utilize the Technology in developing its existing and future eCustomer Contact Centers (the "Services Agreement");

        (iii) Sento and EchoPass entered into a Facilities and Services Agreement whereby Sento permits EchoPass to use certain office and research and development space located at Sento's principal offices, and provides accounting and administrative services to EchoPass;

        (iv) EchoPass and Genesys entered into a Stock Purchase Agreement providing for EchoPass to transfer 1,000,000 shares of the EchoPass
    Series A Preferred to Genesys in exchange for $2,000,000 in cash and a Master Software License Agreement providing for Genesys to grant to EchoPass a license to use Genesys' Internet suite of enterprise interaction management software in the development of EchoPass' business operations on terms that are substantially more favorable than the pricing structure currently available to Sento; and

        (v) In addition to the above, Sento sold to EchoPass certain tangible assets, consisting primarily of computer equipment, in exchange for EchoPass' payment in cash of approximately $1,305,000.

    On December 16, 1999, the shareholders of Sento approved the EchoPass Transactions. Between December 1999 and March 2000, EchoPass engaged in negotiations with prospective EchoPass investors. Effective March 1, 2000, EchoPass entered into Series B Preferred Stock Purchase Agreements with New Enterprise Associates and Cannan Partners, whereby these two venture capital firms provided approximately $22.7 million to EchoPass in exchange for 8,040,000 shares of EchoPass Series B Preferred Stock. EchoPass also entered into
Series B Preferred Stock Purchase Agreements with other financial and strategic investors. Sento owns 4,000,000 shares of the EchoPass Series A Preferred Stock, representing approximately 26% of the outstanding shares of EchoPass on an "as-converted" basis (approximately 20% of the shares of EchoPass on a fully diluted basis, after giving effect to the exercise of outstanding and proposed options to acquire shares of Echo Pass common stock).

    WYOMING ECUSTOMER CONTACT CENTER. In May 2000, Sento opened a new, state-of-the-art eCustomer Contact Center in Evanston, Wyoming. This expansion began with 20 support representatives (currently estimated to expand to 50 representatives within four months of opening) engaging in customer interactions over the Internet (email, Web text chat, Web callbacks and Internet calls) and handling traditional voice-based calls. This expansion, if fully staffed, will add an additional capacity of 300 seats for all shifts. Sento believes the expansion will increase Sento's ability to respond to anticipated business growth from current Fortune 500 clients and new client activity.

    All customer inquiries and data are routed through the data and communications center in American Fork, Utah to the Evanston facility over a single network connection using convergent networking technology combining both voice and data traffic. The facility utilizes voice over Internet protocol ("VoIP") technology and Sento's Web-enabled customer relationship management software to create a blended media environment.

THE INDUSTRY

    The IT industry encompasses a broad spectrum of technology and services used in the processing, distribution and management of information. This spectrum includes:

    - a user's desktop information system, consisting principally of computer hardware, software and associated training;

    - back office services, including existing and future IT systems infrastructure; and

    - organizational management of IT systems (including Internet and Intranet) and requirements.

    Sento believes most organizations face a rapidly changing, highly competitive environment in which improved utilization of IT products and services can be a significant factor in improving products and services, lowering costs, increasing customer satisfaction and building competitive advantages. Many top executives and managers recognize the importance of information technology in their organizations and the potential benefits of improved IT utilization. At the same time, the rapid technological change and migration required to achieve those benefits create tremendous pressure on organizations and their management. As the pace of technological change accelerates, the organization's ability to evaluate, integrate, deploy and leverage IT systems is becoming a critical competitive issue. In particular, internal IT departments are frequently challenged to use limited time and resources (both financial and human) to stay abreast of rapid technological change while maintaining the operations of existing IT systems without incurring significant technological or operational risks.

    The challenge of maintaining an organization's focus on core business areas while attempting to monitor and benefit from rapid IT development has prompted many organizations to seek professional IT training and technical services from external providers. Growing product complexity, shorter product life cycles and an increasing number of products and multi-vendor computer and network configurations have increased the demand for technical support services. At the same time, software publishers, hardware manufacturers, online service providers and other organizations are finding it increasingly difficult and expensive to service all their needs in-house. Technical support is especially challenging to undertake as a non-core function because of the need for ongoing capital investment in specialized equipment, the technical workforce management challenge and the inherent need for scale. As a result, "outsourcing" is rapidly gaining favor among many organizations.

    Sento believes that the principal factors motivating organizations to pursue outsourced IT services are the desire to provide improved customer service, an effort to focus internal organizational resources on the organization's core competencies, the necessity of enhancing IT effectiveness and the benefit of supplementing internal IT resources. Sento believes most organizations that use information technology, whether in their core business or to facilitate non-IT business operations, are currently outsourcing or will, in the future, outsource some or all of their IT needs.

BUSINESS STRATEGY

    Sento's business strategy is to develop and provide integrated IT solutions that enable its customers to effectively use leading-edge technology to improve their business operations and results. Sento believes it can pursue its business strategy by implementing the following strategic initiatives:

    DEVELOP AND MARKET LEADING-EDGE IT SOLUTIONS. Sento's services are split into two strategic business segments: comprehensive product support and helpdesk services available through Sento's eCustomer Contact Centers and customized and general system and applications training available through Sento Training. Sento's services help businesses provide and improve customer service by providing immediate and accurate responses to their queries originating from the telephone or Internet. Sento Training provides students with high-quality IT training that has been designed to incorporate leading-edge delivery systems, measurement tools and training practices in the latest general system, application and certification curriculum.

    INTERNAL GROWTH AND ACQUISITIONS. Sento intends to expand its operations by opening or acquiring additional customer support facilities and training offices in strategic locations throughout the U.S. and foreign countries. Management believes that if Sento successfully identifies and consummates acquisitions of additional offices, it will enhance its ability to offer multinational clients a comprehensive package of integrated IT services. In addition to geographic expansion, Sento will seek to identify and acquire companies that provide complementary technical support and training services, and, as a result, extend the breadth of its service offerings.

    ATTRACT AND RETAIN HIGHLY SKILLED IT PROFESSIONALS. Sento's success will depend on its ability to attract, train, motivate and retain highly skilled IT professionals. Management believes Sento's dual service approach (technical support and training) provides an excellent career path filled with significant opportunities across the spectrum of IT experience, from entry-level positions through highly-skilled IT consultants. Sento's helpdesk and technical support centers will offer both entry level employees and seasoned professionals the prospect of training to enhance their abilities while serving customers in a broad range of IT areas. Sento also offers its professionals the opportunity for rapid advancement and expert personal training, as employees can move from one career step to another while remaining within Sento. Sento employees work with leading-edge technologies in a flexible, entrepreneurial environment with ongoing technical training.

    CAPITALIZE ON TECHNOLOGY. Sento has completed its construction of a new generation technical support center in American Fork, Utah integrating technology (including the Technology transferred to EchoPass as discussed above) into the eCustomer Contact Center from divergent companies in the IT and computing industries. Sento is currently solely dependent on the Technology and has entered into the Services Agreement, which permits Sento to use the Technology in the operation of its eCustomer Contact Centers. As part of the EchoPass Transactions, Sento and EchoPass executed agreements granting to Sento the right to utilize the Technology on terms considered favorable by Sento at the time of the EchoPass Transactions. Since completing the EchoPass Transactions, Sento and EchoPass have identified differences in their interpretations of certain pricing provisions of the Services Agreement and have undertaken discussions to reconcile those interpretations. If those discussions result in an agreement to adjust the pricing provisions of the Services Agreement, the amount of the fees payable by Sento under the Services Agreement could increase resulting in lower gross margins and lower net income than previously anticipated by Sento. Such repricing, if it occurs, may have a material adverse effect on Sento's results of operations.

    Sento's eCustomer Contact Centers go beyond a traditional telephone-centric customer support facility, incorporating increased customer contact points through nearly any media type, including voice and fax communication, as well as electronic customer interactions over the Internet (e-mail, Web text chat, Internet calls, Web collaboration, Web callback interactions and co-browsing) with the same speed and efficiency as telephone calls. The advent of the Internet and the proliferation of electronic customer interactions are changing the manner in which businesses communicate with their customers, and Sento believes its eCustomer Contact Center will position Sento to meet these emerging opportunities.

SERVICES

    Sento's integrated IT solutions are designed to enable its customers to effectively use leading-edge technology to improve their business processes and operating results. Sento delivers IT services in two strategic categories: technical support and training services.

    IT TECHNICAL SUPPORT. Sento offers a broad range of IT outsourcing services consisting principally of customer support, helpdesk and product support services. Sento uses advanced systems, including client-server-based database and reporting systems, Internet, local area networks ("LAN"), multi-user systems, Computer-Telephony Integration ("CTI") and Integrated Voice Response ("IVR") technologies, to provide immediate and accurate technical support to its customers, enabling those customers to focus increased attention on their core business operations. CTI combines data with voice systems in order to enhance telephone services. For example, automatic number identification ("ANI") allows a caller's records to be retrieved from the database while the call is routed to the appropriate service representative. IVR is an automated telephone answering system that responds with a voice menu and allows the user to make choices and enter information via the user's telephone keypad to accurately route the call to the correct service representative. IVR systems are used in customer support facilities as a replacement for reception operators and may also integrate database access and fax responses.

    HELPDESK. Helpdesk services are provided by vendor-certified professionals acting on behalf of a customer. They provide end users and IT staffs with a knowledgeable resource to address questions and problems involving applications, integrated desktop, network support or customized areas of need. Helpdesk personnel provide flexible services of a moderately technical nature that can be easily scaled to meet a customer's changing technical support requirements. Utilizing Sento personnel, customers can develop a program that meets their requirements, then implement the program as a helpdesk solution or as a supplement to the customer's on-site facility. In addition, Sento has the capability to dispatch trained engineers to customer or end-user locations when necessary to provide on-site solutions.

    PRODUCT SUPPORT. Product support services are targeted towards original equipment manufacturers ("OEMs"), software publishers, hardware system manufacturers and other organizations requiring high-quality technical services. These services, which are more technical in nature than helpdesk or customer support services, are designed to provide customers with immediate and efficient access to "best-of-class" product support. Sento delivers comprehensive first-level support (support related to product installation, features and configuration) to end users and manufacturers, combining hardware and network support with application support for proprietary and off-the-shelf programs.

    IT TRAINING. Sento provides instructor-led training in seminar (including intensive multi-week IT Certificate courses), customized corporate and multimedia settings. Sento's objective is to provide high-quality IT training designed to incorporate leading delivery systems, measurement tools and training practices. Sento currently offers training and related certification services to IT professionals in the Internet and networking technologies, some of which include Microsoft Certified Systems Engineer ("MCSE"), Cisco Certified Network Associate ("CCNA"), Cisco Certified Design Associate ("CCDA"), Certified Novell Engineer ("CNE"), CompTIA A+, Network+, Certified Winframe Administrator ("CWA"), and Certified Internet Webmaster ("CIW"). Additional certifications could include Cisco Certified Network Professional ("CCNP"), Cisco Certified Internetwork Expert ("CCIE"), Certified

Directory Engineer ("CDE"), Linux, Oracle, and others. Sento instructors combine their presentation skills with technical information and years of practical, real-world experience and examples. Instructors are certified in their area of instruction, with many having multiple certifications

    In addition, Sento offers training for QuickBooks customers. These courses provide tips, configurations, tweaks and solutions required to address obstacles faced by business and accounting professionals. Students are provided instruction in the use of solutions to maximize their productivity. Sento provides its training and applications through various settings including seminar, customized corporate and multimedia including video and computer-based training via Internet and CD-ROM.

    INTERNATIONAL OPERATIONS. In July 1997, Sento acquired substantially all of the assets of Australian Software Innovations, Pty. Ltd. ("ASI"), including the OpenAviator suite of UNIX-based management and performance monitoring utilities. Shortly thereafter, Sento sold the OpenAviator product suite to BMC
Software, Inc. ("BMC") and agreed to provide related product support services during a transition period, which expired on December 31, 1998. Sento contributed the remainder of the ASI assets to Sento Australia, Pty. Ltd., a wholly owned subsidiary of the Company ("Sento Australia"), which acted as a sales agent for BMC's Patrol product line. These software sales were complemented by professional consultancy and integration, performance tuning education, and customized configuration and development services.

    As of March 1, 2000, Sento Australia ceased operations. Sento does not expect to incur any additional expenses related to the cessation of operations of Sento Australia.

ACQUISITIONS AND DIVESTITURES

    As a result of Sento's transition to offering IT outsourcing services rather than pursuing its historical VAR business, Sento has sold its VAR business and related assets in a series of divestiture transactions completed during the period between December 31, 1998 and June 30, 1999. These transactions consisted principally of:

    - the sale of Sento's remaining VAR business and related assets to an unrelated party in June 1999 in exchange for an initial cash payment of $50,000 and contingent payments based on revenues generated from the divested business and assets, which contingent payments will not exceed $350,000;

    - the sale of all of the stock of Sento UK Limited (acquired in October 1997 for 31,750 shares of Common Stock) in exchange for the return of 43,750 shares of Common Stock issued to the principal and certain employees of Sento UK Limited and an agreement to pay Sento a royalty equal to two percent of net revenues generated by Sento UK Limited during the five-year period commencing April 1, 1999;

    - the sale of all of the assets of Sento's east coast division (acquired in July 1997 from CDG Technologies, Inc. for 60,000 shares of Common Stock) in exchange for the payment of cash in an amount equal to $135,000 (paid over a three-year period) and a royalty based upon net revenues of the divested operations over the three-year period, provided that the entire purchase price will be reduced to $100,000 if paid in full prior to January 1, 2001;

    - the sale of 67% of the stock of Dewpoint Distributed Solutions, Inc. ("Dewpoint") (representing Sento's entire ownership of the stock of Dewpoint) in exchange for cash in the amount of $5,000 and the delivery of promissory notes in the original principal amount of $333,336, secured by a pledge of all of the Dewpoint shares transferred by Sento and bearing interest at the rate of six percent (6%) per annum. (The terms of repayment for this promissory note were amended on November 24, 1999 and now provide for periodic payments through September 25, 2001. If Dewpoint meets the terms of the new payment schedule, Sento will receive only $100,000. If the new payment terms are not met, the original amount of the note becomes due and payable.); and

    - the sale of all of the assets of Sento's west coast division (acquired in October 1997 from PC Business Solutions, Inc. for 250,000 shares of Common Stock) in exchange for a promissory note in the original principal amount of $250,000, secured by a pledge of 100,000 shares of Common Stock and bearing interest at the rate of seven and one-half percent (7.5%) per annum. In January 2000, Sento accepted an early payment of $225,000 in settlement of this promissory note.

    In October 1998, Sento acquired equipment and intellectual property from Functional Software, Pty., Ltd. ("Functional Software") in exchange for $450,000 in cash and approximately 130,000 shares of Common Stock. Functional Software is the developer of COSMOS, a system management framework technology for UNIX and Windows NT computer systems. Subsequent to the acquisition, Sento determined that the level of revenues reasonably anticipated to be generated from the operation of the Functional Software assets would be substantially lower than anticipated at the time of the acquisition. Sento also determined that the anticipated expenses of the acquired business would be higher than anticipated at the time of acquisition. Sento has, as of March 31, 1999, entered into an agreement with the successor-in-interest to Functional Software, whereby Sento sold all of the equipment and intellectual property acquired from Functional Software in exchange for the return to Sento of 100,000 shares of Common Stock.

    In August 1998, Sento Training acquired the marketing rights to certain IT training courses from Educational Systems, Inc. ("ESI") for $100,000 cash and an agreement to pay future royalties of not less than $500,000 and not more than $1,400,000 (in cash and shares of Common Stock) over a 33-month period. Effective April 1, 1999, Sento began withholding royalty payments, based upon disagreements with the principals of ESI regarding certain representations and obligations contained in the acquisition agreement. In July 1999, Sento, Sento Training and ESI entered into a Settlement and Release Agreement pursuant to which Sento agreed to issue to ESI 169,097 shares of Common Stock in full satisfaction of the obligations of Sento and Sento Training to ESI. In addition, the parties released and discharged any claims they had against each other, whether arising under the original acquisition agreement or otherwise.

COMPETITION

    The IT industry is highly competitive, global in scope and comprised of myriad enterprises and individuals. Methods of competition within the industry include, but are not limited to, marketing, product performance, price, product differentiation, service, technology and compliance with industry standards. Sento anticipates that present and potential competition in the various markets it serves will come from enterprises and individuals of various types, many of which are larger and have greater resources than those of Sento. Firms not now in direct competition with Sento may introduce competing products in the future. It is possible for companies to be at various times competitors, customers and collaborators in different markets. Management believes that its efforts to implement Sento's strategy of delivering integrated IT solutions, if successfully implemented, may constitute a competitive advantage.

    As Sento has completed its transition to the delivery of outsourced IT services, it has encountered a new range of competitors within each of the technical support and training industry segments. Each of the two industry segments exhibits unique characteristics and is rapidly growing and highly competitive. In the IT technical support industry Sento also faces significant and diverse competition from a broad spectrum of international, national, regional and local enterprises. In the IT training industry, among other competitors, Sento faces competition from large hardware and software vendors, as well as many independent international, national, regional and local training companies.

    Sento's competitors include major sole source IT services companies such as Andersen Consulting, Computer Sciences Corp., Electronic Data Systems and IBM, which provide full "turnkey" solutions to their large customers, as well as the following sample of national and worldwide services companies, among others, who compete in one or both of the two market segments in which Sento competes:

COMPANY                                       STOCK SYMBOL    FY END    REVENUES ($MIL)   MARKET SEGMENT*
-------                                       ------------   --------   ---------------   ---------------
Aris Corporation............................  ARSC           Dec               118        T
Sykes Enterprises, Inc......................  SYKE           Dec               575        TS
SmartForce..................................  CBTSY          Dec               198        T
Learning Tree Int'l.........................  LTRE           Sep               189        T
Computer Learning...........................  CLCX           Jan               144        T
National Tech Team..........................  TEAM           Dec               133        TS
Teletech Holdings...........................  TTEC           Dec               509        TS
TeleSpectrum................................  TLSP           Dec               267        TS
Convergys Corporation.......................  CVG            Dec             1,763        TS

------------------------

    *T--Training, TS--Technical Support

    Sento's ability to compete in its market segments will be driven by its niche approach, state-of-the-art customer support technology, its core competencies in leading-edge technologies, and by servicing higher-end IT segments such as networks, TCP/IP, CTI, and systems rather than simpler products like desktop applications and games.

    Given the extensive market opportunity in the networking, Internet, and CTI systems operating environments, management believes that Sento's strategy of providing the "best-of-breed" services in the technically high-end market niche will provide it with competitive positioning to achieve high growth and capture market share while reaching profitability objectives.

SIGNIFICANT CUSTOMERS

    Three customers accounted for 67% of the revenues of the Company for the year ended March 31, 2000. These three customers accounted for 31%, 24%, and 12%, respectively of the fiscal year's revenues. Consistent with industry standards, Sento's contracts are generally cancelable by the customer on short-term notice. The loss of or the failure to retain a significant amount of business with any key customer could have a material adverse effect on the business, financial condition and results of operations of Sento.

PATENTS AND PROPRIETARY TECHNOLOGY

    Sento does not own any patents nor does it have any patent applications relating to its products. Sento has a limited number of copyrights and has obtained licenses to create derivative works relative to copyrights owned by third parties. The ownership of such derivative works vests in the licensor. Sento is also seeking tradename and trademark protection for certain of its names and marks. Accordingly, Sento's management does not believe that any particular patent or group of patents, copyrights, trademarks, or tradenames is of material importance to the business of Sento as a whole.

RESEARCH AND DEVELOPMENT

    Sento competes in an industry which is characterized by rapid technological change. Historically, Sento has not incurred significant expenses for research and development and does not expect to incur significant research and development expenses in the future. In maintaining its competitive edge in technology, Sento is dependent on the research and development efforts of EchoPass or other alternative technology providers.

EMPLOYEES

    As of May 19, 2000, Sento had approximately 557 total employees, of which approximately 478 were full-time employees and approximately 79 were part-time employees. Competition for qualified personnel in the IT industry is intense. The future success and growth of Sento will depend in large measure upon its ability to attract and retain qualified management and technical personnel. There can be no assurance that Sento will be able to attract and maintain all personnel necessary for the development and operation of its business nor that it will be able to train its current employees on new developments in technology. Sento's failure to attract and retain key management and technical personnel and qualified personnel required to continue Sento's operations could have a material adverse impact on Sento. None of Sento's employees is represented by a labor organization with respect to his or her employment with Sento. Sento has never had a work stoppage, and Sento considers its employee relations satisfactory.

PROPRIETARY MARKS

    Sento utilizes many third-party products represented by registered or common law trademarks, including the following trademarks:
(1) Microsoft-Registered Trademark-, MS-DOS-Registered Trademark-, DOS-TM-, Windows-Registered Trademark-, Windows NT-Registered Trademark- and Windows 95-TM-, which are trademarks of Microsoft; (2) OS/2-TM-, which is a trademark of IBM; (3) Intel-Registered Trademark-, which is a registered trademark of Intel. This Form 10-KSB also contains trademarks of other companies including Genesys, which is a registered trademark of Genesys Telecommunications
Laboratories, Inc.

ITEM 2.  DESCRIPTION OF PROPERTY.

    Sento's headquarters and initial eCustomer Contact Center are located at 808 East Utah Valley Drive, American Fork, Utah. Sento leases approximately 40,000 square feet of space used for its administrative, technical support, and training operations. The initial lease period will end in August 2005, with a monthly base rent of $34,348 subject to adjustment during the renewal period. Sento recently signed leases for approximately 33,000 square feet of space in Evanston, Wyoming for the expansion of the Company's technical support operations and approximately 15,000 square feet in a second American Fork facility. The initial Wyoming lease period will end in June 2005, and the monthly base rent is $9,625, subject to adjustment during the renewal periods. The initial lease period for the second American Fork facility will end
June 2005, and the monthly base rent is $17,171, subject to a five percent increase beginning July 2002.

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

QUARTER ENDED                                                   HIGH       LOW
-------------                                                 --------   --------
March 31, 2000..............................................   $7.438     $4.250
December 31, 1999...........................................   $4.625     $2.125
September 30, 1999..........................................   $3.000     $1.844
June 30, 1999...............................................   $2.063     $1.563

March 31, 1999..............................................   $2.625     $1.375
December 31, 1998...........................................   $4.000     $2.250
September 30, 1998..........................................   $4.750     $3.500
June 30, 1998...............................................   $5.125     $3.750

    The Company did not pay or declare dividends on the Common Stock during the fiscal years ended March 31, 2000 and 1999. The Company currently anticipates that it will retain all available funds to finance its future growth and business expansion. The Company does not presently intend to pay cash dividends in the foreseeable future.

    As of May 19, 2000, the Company had 8,314,851 shares of Common Stock outstanding, held by 417 shareholders of record, which does not include shareholders whose shares are held in securities position listings.

    In January 2000, the Company completed a private offering of 7% Subordinated Convertible Debentures in the aggregate principal amount of $1,300,000. The debentures are convertible for shares of Common Stock at the rate of 198 shares of Common Stock per $1,000 debenture. In connection with the sale of the debentures, the Company issued to the debenture purchasers warrants to purchase 130,000 shares of Common Stock at an exercise price of $6.25 per share. The debentures were sold to 27 accredited investors with the assistance of Bathgate McColley Capital Group LLC, a registered broker-dealer, who acted as a placement agent in connection with the offering. In connection with the offering, the Company paid to Bathgate McColley Capital Group LLC, placement agent fees in the aggregate amount of $65,000 and issued to Bathgate McColley Capital Group LLC and its affiliates warrants to purchase 35,000 shares of Common Stock at an exercise price of $5.00 per share. The debenture offering was conducted without registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to exemptions set forth in Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The Company's reliance on such exemptions was based, in part, on the limited nature of the offering, the absence of general solicitation activities in connection with the offering, the sophistication of the purchasers (as represented by such purchasers in subscription documents delivered to the Company) and the restricted nature of the securities sold in the offering.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Sento provides IT outsourcing services, including technical support services, help-desk functions, and technical training and education. Through its state-of-the-art eCustomer Contact Centers, Sento provides domestic and international technical support services to leading computer hardware and software companies. Sento also provides instructor-led technical training, including distance learning through CBT methods.

RESULTS OF OPERATIONS

    FISCAL 2000 COMPARED TO FISCAL 1999

    REVENUES. Revenues from continuing operations increased 138% or $10,882,000 from $7,887,000 for the fiscal year ended March 31, 1999 to $18,769,000 for the fiscal year end March 31, 2000. These revenues were generated primarily from the following two areas:

    Technical services revenues increased 392%, or $11,136,000, from $2,843,000 for the fiscal year ended March 31, 1999 to $13,979,000 for the fiscal year ended March 31, 2000. The Company began its technical services operations during the quarter ended March 31, 1998, and in August of 1998, moved to its "state of the art" eCustomer Contact Center in American Fork, Utah. The significant increase in revenues reflects the Company's strategic focus on providing IT services through its eCustomer Contact Centers, which resulted in the acquisition of new customers and increased revenues from existing customers. The American Fork facility originally employed 30 agents in August of 1998 and is now at capacity with 437 agents.

    Rapid personnel growth and employee turnover in the eCustomer Contact Center operations has an initial negative impact on the Company's earnings because of the up-front training and hiring costs for new agents and the time lag before the new agents generate revenue. During fiscal 2000 the Company substantially completed the hiring and training of new employees by October of 1999. This allowed the new agents to be trained in time to generate revenue during the period November 1999 through March 31, 2000. As a result, the eCustomer Contact Center operations were profitable during the final two quarters of fiscal 2000. Revenue and personnel growth are expected to continue throughout fiscal 2001, but are not expected to continue at the rate the Company experienced during fiscal 2000. The Company has opened a second eCustomer Contact Center in Evanston, Wyoming. Initially, this second eCustomer Contact Center will employ up to 50 agents with a capacity for 300 agents. Revenues by quarter for this segment from April 1, 1998 through March 31, 2000 were:

                                                                                        THREE
                                                       THREE MONTHS    THREE MONTHS     MONTHS
                                      THREE MONTHS        ENDED           ENDED         ENDED
                                         ENDED        SEPTEMBER 31,    DECEMBER 31,   MARCH 30,
                                     JUNE 30, 1998         1998            1998          1999
                                     --------------   --------------   ------------   ----------
Revenues...........................     $287,454         $294,468        $685,881     $1,575,429
                                        ========         ========        ========     ==========
Increase in revenue
  from prior quarter...............     $287,454         $  7,014        $391,413     $  889,548
                                        ========         ========        ========     ==========

                                                                                        THREE
                                                       THREE MONTHS    THREE MONTHS     MONTHS
                                      THREE MONTHS        ENDED           ENDED         ENDED
                                         ENDED        SEPTEMBER 30,    DECEMBER 31,   MARCH 30,
                                     JUNE 30, 1999         1999            1999          2000
                                     --------------   --------------   ------------   ----------
Revenues...........................    $2,128,492       $2,318,631      $4,264,383    $5,267,371
                                       ==========       ==========      ==========    ==========
Increase in revenue
  from prior quarter...............    $  553,063       $  190,139      $1,945,752    $1,002,988
                                       ==========       ==========      ==========    ==========

    Training revenues increased 20%, or $680,220, from $3,430,728 for the fiscal year ended March 31, 1999 to $4,110,948 for the fiscal year ended March 31, 2000. This increase represents the Company's transition to intensive multi-week IT certification courses and custom corporate training from shorter, less intensive courses and other multi-media forms of IT training. While the multi-week classroom training courses, as a core component of the training division, have shown positive growth, the remainder of the operations of this division did not grow as expected, resulting in an operating loss for the division during fiscal year ended March 31, 2000.

    COST OF SALES. Cost of sales from continuing operations increased 140%, or $8,168,000, from $5,849,000 for the fiscal year ended March 31, 1999 to $14,017,000 for the year ended March 31, 2000. This increase was due primarily to additional expenses necessary to generate increased revenue. Gross profit as a percentage of revenues decreased by 0.5 percentage points, from 25.8% of revenues during the year ended March 31, 1999 to 25.3% of revenues for the year ended March 31, 2000. The decrease in gross margin was primarily the result of a shift in the Company's revenue mix caused by the substantial increase in technical service revenues, which generate lower gross margins, and the up-front training costs of new agents discussed above. Generally, the lower gross profit margins were offset by lower selling and marketing expenses needed to generate technical service revenues.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased 45%, or $3,729,000, from $8,252,000 for the year ended March 31, 1999 to $4,523,000 for year the ended March 31, 2000. The decrease was due primarily to management's focus on cost reduction and a shift to less expensive marketing methods and a reduction in the level of expenditures associated with the start-up of the eCustomer Contact Center and the training division during the year ended March 31, 1999.

    AMORTIZATION OF INTANGIBLE ASSETS. The Company recorded $518,000 of amortization expense relating to intangible assets during the year ended
March 31, 1999. The intangible assets that were being amortized are from business acquisitions completed during the 1999 fiscal year and the latter portion of the Company's 1998 fiscal year. In addition, the Company has divested itself of some of these businesses and has experienced an asset impairment on the remaining business, which has resulted in no remaining intangible assets as of March 31, 1999. In future years, there will be no amortization of intangible assets relating to the above mentioned acquisitions. (See "Business-- Acquisitions and Divestitures")

    IMPAIRMENT OF ASSETS. During the fiscal year ended March 31, 1999, the Company recorded impairment of assets totaling $881,000. The impairment consists of a write-down of goodwill and non-compete agreements totaling $426,000 relating to the Company's acquisition of Astron, Inc. ("Astron") in January 1998 and the write-off of $455,000 of unamortized intangible marketing rights for classroom-based training related to the acquisition of Educational Systems Inc. The decision to write down these assets was based on continued losses in the classroom-based training department of the Company's training division, which was acquired through the acquisition of Astron. In addition, the Company expects to incur continued losses in classroom-based training and, therefore, is focusing its continued efforts on seminar-based training and customized corporate training.

    WRITE-OFF OF IN-PROCESS RESEARCH AND DEVELOPMENT COSTS. Included as part of the acquisition of Functional Software Pty, Inc. ("Functional") during fiscal 1999, was the purchase of in-process research and development costs totaling $92,000, which where expensed at the time of acquisition.

    OTHER INCOME (EXPENSE, NET). Other income (expense) includes the following for the fiscal years ended March 31, 2000 and 1999:

                                                            2000       1999
                                                          --------   --------
Interest income.........................................  $ 16,259   $ 96,738
Interest expense........................................  (102,992)  (101,871)
Gain on sale of intangible assets.......................        --    875,000
Proceeds from assets impaired or written off in prior
  periods...............................................   158,865         --
Gain (loss) on disposal of property and equipment.......   (75,855)   112,496
Other...................................................    83,744   (184,447)
                                                          --------   --------
Other Income, Net.......................................  $ 80,021   $797,916
                                                          ========   ========

    It is not anticipated that other income will be significant in future periods.

    INTEREST INCOME AND INTEREST EXPENSE. Interest income decreased by $80,479, or by 83%, from $96,738 during the year ended March 31, 1999 to $16,259 for the year ended March 31, 2000. The decrease in interest income was due primarily to the Company's decrease in cash during fiscal 2000. However, in the last quarter of fiscal 2000 cash increased substantially because of the sale of the convertible debentures and the completion of the financing of EchoPass. As a result, the Company currently anticipates interest income will increase during fiscal 2001.

    Interest expense increased insignificantly during the fiscal year ended March 31, 2000 compared to fiscal 1999 and is expected to increase slightly more during fiscal 2001 to cover interest expense associated with the convertible debentures sold by the Company in January 2000 and debt incurred the Company to fund the development of the new Wyoming eCustomer Contact Center.

    GAIN (LOSS) ON DISPOSAL OF PROPERTY AND EQUIPMENT. Included in the gain on disposal of property and equipment during the year ended March 31, 1999 is a gain totaling $124,578 from the sale of a building. The Company also recognized losses from the disposal of equipment during the years ended March 31, 2000 and 1999 of $76,000 and $12,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    Cash balances increased 763%, or $2,106,000, from $275,893 at March 31, 1999 to $2,382,000 at March 31, 2000. Working capital increased to $3,661,000 at March 31, 2000 from a $(1,538,000) deficit at March 31, 1999. The improved liquidity was primarily due to proceeds received from the Company's private placement of common stock in June of 1999, the sale of convertible debentures in January of 2000, and the sale of assets to EchoPass in the EchoPass Transactions. The private placement funds and EchoPass funding have sustained the Company's growth during fiscal 2000, and it is expected that such funding is adequate to fund the Company's anticipated growth for fiscal 2001.

    On June 29, 1999, the Company completed a private placement of common stock and warrants resulting in total consideration received (net of offering costs) of $1,881,000. This private placement was in the form of 600,000 units consisting of two shares of Common Stock and a warrant to purchase one share of Common Stock. The units were sold at a price of $3.20 per unit. The Warrants are exercisable at $2.50 per share.

    This private equity financing also made it possible for the Company to restructure its loan with a bank, which after renewal in April, 2000, provides up to $3,000,000 of revolving credit financing and $500,000 of term loan equipment financing. The amount available under the revolving bank line of credit is based on Sento's outstanding accounts receivable. As of March 31, 2000, there were no borrowings outstanding under the bank line of credit. The revolving line of credit matures in April of 2002 and is renewable upon the mutual agreement of the Company and the bank.

    The Company is funding its second eCustomer Contact Center in Evanston, Wyoming principally through grants and low interest loans from the state of Wyoming and the City of Evanston. These grants and low interest loans (totaling up to $1.3 million) are incentives to Sento for providing jobs in Wyoming. A portion of this funding will not require repayment if jobs are created by Sento in Wyoming.

    In addition to the financing Sento has obtained for the funding of the Wyoming eCustomer Contact Center, Sento closed a $1.3 million private offering of 7% Subordinated Convertible Debentures in January 2000 to fund future growth. In conjunction with the financing, Sento issued warrants for the purchase of a maximum of 130,000 shares of Common Stock, which are exercisable at $6.25 per share.

    The Company's primary sources of liquidity have been cash received from sales of assets and cash provided through private sales of equity and debt, as well as borrowings under a bank line of credit. In addition, the Company has financed some of its equipment utilized in its business through long-term leasing arrangements. The historic growth rate of the technical services division has consumed substantial amounts of cash, and the Company may be required to pursue additional funding opportunities to fund future growth should it accelerate in excess of historical and planned future growth. In the event the Company is not able to find such alternate sources of funding, its ability to pursue its planned business strategy may be limited. There can be no assurance that the Company will be able to obtain necessary capital funding on terms favorable to the Company.

YEAR 2000

    Based on the information available as of the time of this filing, the Company has not experienced any significant Year 2000 related system failures in its internal operations. The Company's business operations are heavily dependent on systems of clients of the Company or other third parties including service providers (particularly providers of telephone and other utility services), strategic alliance partners, vendors or suppliers. As of the date of this Report, the Company's key clients, service providers, strategic alliance partners, vendors, suppliers and others have not reported any significant Year 2000 compliance problems, and the Company's financial results have not been negatively impacted by Year 2000 failures of third parties. However, because the Company's continued Year 2000 compliance, in calendar 2000, is in part dependent on the continued Year 2000 compliance of third parties, there can be no assurance that the Company's efforts alone have resolved all Year 2000 issues or that key third parties will not experience Year 2000 compliance failures as calendar year 2000 progresses.

RISKS RELATED TO EXISTING AND PROPOSED SENTO OPERATIONS

    In addition to other information in this Report, the following are important factors that should be considered carefully in evaluating the Company and its business.

    DEPENDENCE ON KEY CUSTOMERS. Three customers accounted for 67% of the revenues of the Company for the year ended March 31, 2000. These three customers accounted for 31%, 24%, and 12%, respectively of fiscal 2000 year's revenues. Consistent with industry standards, Sento's contracts are generally cancelable by the customer on short-term notice. Sento's loss of a significant amount of business with any of its key customers could have, and the loss of a substantial amount of business with any of its largest existing technical support customers would have, a material adverse effect on Sento's business, financial condition and results of operations. In addition, Sento's future revenue growth is dependent upon its ability to attract and retain new customers.

    RELIANCE ON ECHOPASS FOR OUTSOURCED SERVICES. Since completion of the EchoPass Transactions, Sento no longer possess the Technology and no longer employs a number of former technical support employees who are presently engaged in developing the Technology and maintaining Sento's eCustomer Contact Centers. Many of these technical support functions are now provided by EchoPass employees on an outsourced basis pursuant to the Services Agreement. As a result, Sento is dependent on EchoPass for many of the technical support functions related to Sento's eCustomer Contact Centers. The outsourcing relationship could result in decreased attention to Sento's needs, slower response times and the lack of redundant support functions. If EchoPass fails in its business efforts, Sento would be required to re-develop the technical services necessary to support its opportunities. In addition, if EchoPass does not provide to Sento high-quality technical support services at competitive prices, Sento may elect or be forced to obtain replacement services from alternate sources. There can be no assurance that Sento would be able to obtain such services at a reasonable cost, if at all, or without a material interruption of its business.

    CONFLICTS BETWEEN SENTO AND ECHOPASS. EchoPass owns the Technology. Although a Services Agreement between Sento and EchoPass grants to Sento the right to utilize the Technology in the operation of its existing and future eCustomer Contact Centers, EchoPass will likely have the opportunity to license the Technology to third parties, including existing and potential competitors of Sento. Sento cannot make assurances that EchoPass' proposal to license the Technology will result in any greater benefit to Sento shareholders than the commercialization of the Technology by Sento alone. Furthermore, since completing the EchoPass Transactions, Sento and EchoPass have identified differences in their interpretations of certain pricing provisions of the Services Agreement and have undertaken discussions to reconcile those interpretations. Those discussions may result in an agreement to adjust the pricing provisions of the Services Agreement, to increase the amount of the fees to be charged by EchoPass for services rendered to Sento, resulting in lower gross margins and lower net income than previously anticipated by Sento. Such repricing, if it occurs, may have a material adverse effect on Sento's results of operations.

    FAILURE TO COMMERCIALIZE THE TECHNOLOGY. The Technology has not been tested in applications outside of Sento's eCustomer Contact Center and EchoPass' commercialization of the Technology is limited to two customer relationships. EchoPass' success in commercializing the Technology will depend to a significant extent on EchoPass' ability to develop and commercialize the Technology in settings and for applications in which the Technology has not been tested. There can be no assurance that EchoPass will be able to develop and/or commercialize the Technology for settings or applications that will be commercially feasible or that it will be able to develop and/or commercialize the Technology for use in applications other than Sento's existing and future eCustomer Contact Centers.

    CHANGING NEEDS OF THE e-BUSINESS CUSTOMER SERVICE MARKET. The e-business customer service industry is characterized by rapid technological change, changes in customer requirements and preferences and the emergence of new industry standards and practices that could render EchoPass' existing products, services, proprietary technology and systems obsolete. To be competitive, EchoPass must continually improve the performance, features and reliability of its products and services, including its existing e-business customer service applications, and develop new products, services, functionality and technology that address the increasingly sophisticated and varied needs of its prospective customers. If EchoPass cannot adapt or respond in a cost-effective and timely manner to changing industry standards, market conditions or customer requirements, its business and operating results would suffer and could negatively impact Sento's business and/or financial condition.

    DILUTION OF SENTO'S OWNERSHIP. EchoPass' success in developing and licensing the Technology will depend to a significant extent on EchoPass' ability to obtain financing required to develop, market and sell the Technology. As a result, EchoPass will have an incentive to issue additional capital stock to sources of such financing. The issuance of such additional capital stock would have the effect of diluting Sento's ownership of the EchoPass capital stock and reducing Sento's ability to influence the management and policies of EchoPass.

    The dilution of Sento's economic interests could result in Sento receiving less financial benefit from EchoPass' use of the Technology than Sento could have obtained through commercializing the Technology itself. In addition, Sento's lack of voting control over EchoPass could result in EchoPass taking actions in conflict with or adverse to the interests of Sento. These actions could include licensing the Technology to competitors of Sento. In addition, Sento will not have the unrestricted right to develop new applications for the Technology without obtaining the consent of EchoPass. Without a controlling interest in EchoPass, Sento will not be assured of obtaining EchoPass' consent for such additional applications.

    COMPETITION. The market for providing IT services is highly fragmented and very competitive. The IT services industry is comparatively young with many small regional service companies supplying some training and technical support, or systems integration services coupled with hardware and software sales. There are many small IT training companies specializing in various vertical market niches.

    The IT services industry, however, has begun to experience a degree of consolidation and the entry of major IT companies, which has resulted in an additional level of competition from service providers that have greater name recognition, larger installed customer bases, and significantly greater financial, technical and marketing resources than Sento. Over the past several years, a number of existing companies have enjoyed increasing success and rapid internal growth. Several of these companies have been active in acquiring the smaller regional training companies and are becoming major competitors with a measurable share of this rapidly expanding market. In addition, major sole-source IT services companies such as Andersen Consulting, Computer Sciences Corp. ("CSC"), Electronic Data Systems ("EDS"), and IBM are providing full "turnkey" solutions to their large customers.

    Also, major computer hardware and software companies provide their own technical support and customer training. Therefore, such companies are not within the potential customer base for IT service providers and have the capability of providing services that compete with those provided by Sento.

    Sento cannot provide any assurance that better and more efficient services will not be provided by new or existing IT service providers in competition with Sento. The services provided by such competitors may be more effective or less expensive than those provided by Sento. There can be no assurance that Sento will improve, refine or enhance the services it provides.

    COMPETITION IN THE e-BUSINESS CUSTOMER SERVICE MARKET. The e-business customer service market is new and intensely competitive. There are no substantial barriers to entry, and established or new entities may enter this market in the near future. Furthermore, established enterprise software companies, including IBM, Hewlett-Packard Company, Microsoft Corporation and similar companies, may leverage their existing relationships and capabilities to offer e-business customer service applications. Any delays in the general market acceptance of the e-business customer service applications and EchoPass' proposed products and services would likely harm EchoPass' competitive position. Delays would allow EchoPass' competitors additional time to approve their service or product offerings, and also provide time for new competitors to develop e-business customer service applications and solicit prospective customers within EchoPass' target markets. Increased competition could result in pricing pressures, reduced operating margins and loss of market share.

    RISK OF EMERGENCY INTERRUPTION OF ECUSTOMER CONTACT CENTER
OPERATIONS. Sento's business depends to a large extent on computer and telecommunications equipment and software systems (both equipment and systems maintained by Sento and equipment and systems maintained by third parties, including EchoPass). Sento cannot provide any assurance that natural disaster, human error, equipment malfunction or inadequacy, or other events would not result in a prolonged interruption in Sento's ability to provide support services to its clients. The temporary or permanent loss of computer or telephone equipment or systems, through casualty, operating malfunction or otherwise, could have a material adverse effect on Sento. Property and business interruption insurance may not be adequate to compensate Sento for all losses that it may incur.

    CHANGING MARKET. The market for IT services is characterized by rapid technological advances, new product introductions and enhancements, and changes in customer requirements. Sento's future success will depend in large part on its ability to service new products, platforms and rapidly changing technology. These factors will require Sento to provide adequately trained personnel to address the increasingly sophisticated, complex and evolving needs of its customers. The complex nature of support services has resulted in the demand for technical support services to expand beyond the telephone and now includes e-mail, faxes and the Internet. Services include resolution of problems relating to the configuration and set-up, installation and interoperability of different products, and the level of support requests ranges from simple error messages to complex network configurations. These services cover a broad set of technologies, including operating environments, applications, databases, communication and network products, systems tools, development environments and Internet/intranet products. There can be no assurance that Sento will be able to provide such services profitably. The failure by Sento to adapt to the changing IT service industry would have an adverse impact on Sento's results of operations and financial condition.

    Sento's success will depend in part on EchoPass' ability to develop solutions that keep pace with the continuing changes in information technology, evolving industry standards and changing client requirements. There can be no assurance that Sento will be successful in adequately addressing these developments on a timely basis or that, if these developments are addressed, Sento will be successful in the marketplace. In addition, there can be no assurance that products or technologies developed by others will not render Sento's services non-competitive or obsolete. Sento's or EchoPass' failure to address these developments could have a material adverse effect on Sento's business and financial condition.

    ATTRACTING, TRAINING AND RETAINING QUALITY EMPLOYEES. The IT services market suffers from a significant labor shortage. Sento's success will depend, in large part, on its ability to attract, retain and train highly-qualified technical, managerial and marketing personnel with IT expertise. Sento has not entered into employment agreements that require the services of any of its key technical personnel to remain with Sento for any specified period of time. Competition for such personnel is intense. There can be no assurance that Sento will be able to attract and maintain the personnel necessary for the development and operation of its business nor that it will be able to train its current employees on new developments in technology. The loss of the services of key personnel or an inability to attract, retain, train and motivate qualified personnel could have a material adverse effect on the business, financial condition and results of operations of Sento.

    LIQUIDITY AND CAPITAL RESOURCES. At March 31, 2000, Sento had working capital of $3,661,000 and a cash balance of $2,382,000. Sento's liquidity position has improved significantly during fiscal 2000. However, future growth, particularly growth in excess of planned growth, will depend on the Company's ability to obtain financing. The historic growth rate of the technical services division has consumed substantial amounts of cash, and the Company may be required to pursue additional funding opportunities to fund future growth should it accelerate in excess of historical and planned future growth. In the event the Company is not able to find such alternate sources of funding, its ability to pursue its planned business strategy may be limited. There can be no assurance that the Company will be able to obtain necessary capital funding on terms favorable to the Company, if at all.

    DEPENDENCE ON INDUSTRY TREND TO OUTSOURCE SERVICES. Sento's business depends in large part on the trend within the IT industry to outsource certain services. Sento cannot provide any assurance that this trend will continue or that, if the trend continues, it will continue at the same rate of growth. The failure of this trend to continue could have a material adverse effect on the business, financial condition and results of operations of Sento.

    POTENTIAL SIGNIFICANT FLUCTUATIONS IN QUARTERLY RESULTS. The value of individual transactions can constitute a substantial percentage of Sento's quarterly revenue, and particular transactions may generate a substantial portion of the operating profits for a quarter. Because Sento's staffing and other operating expenses are based on anticipated revenue levels, and a high percentage of its expenses are fixed, delays in the receipt of orders can cause significant variations in operating results from quarter to quarter. In addition, Sento may expend significant resources pursuing potential sales that will not be consummated. Sento also may choose to reduce prices or to increase spending in response to competition or to pursue new market opportunities, which may adversely affect its operating results.

    In particular, Sento's quarterly revenues from its eCustomer Contact Center operations are potentially volatile. Such revenues are a function of the number of support requests received by Sento and the time spent on such requests. Consequently, Sento's profitability may be adversely affected if Sento receives fewer support requests than anticipated or the time spent in resolving inquiries is greater than anticipated.

    For the reasons identified above, management believes that period-to-period comparisons of Sento's results of operations may not be meaningful and that no one should rely upon them as an indication of future performance. Furthermore, Sento cannot provide any assurance that it will be able to achieve and sustain profitability on a quarterly basis.

    COMMON STOCK ELIGIBLE FOR FUTURE SALE. Sales of substantial amounts of the Common Stock or the perception that such sales could occur, could have a negative impact on the prevailing market prices for the Common Stock. As of May 19, 2000, Sento had 8,314,851 shares of Common Stock outstanding, of which at least 7,395,399 were eligible as of such date under applicable securities laws for immediate sale in the public market without restriction, except for any shares purchased by any "affiliate" of Sento (as that term is defined under the rules and regulations of the Securities Act) which will be subject to the resale limitations of Rule 144 under the Securities Act or any successor rule
("Rule 144"). In addition, approximately 902,452 outstanding shares were, as of May 19, 2000, "restricted securities," as that term is defined under Rule 144, and may be eligible for sale, subject to certain restrictions, in the open market pursuant to Rule 144.

    POSSIBLE VOLATILITY OF STOCK PRICE. The trading price of the Common Stock has fluctuated widely in response to variations in quarterly operating results, announcements by Sento or its competitors, industry trends, general economic conditions or other events or factors. Such fluctuations, as well as fluctuations in the trading volume of the Common Stock, may continue in the future. Regardless of the general outlook for Sento's business, the announcement of quarterly operating results below analyst and investor expectations could have a material and adverse effect on the market price of the Common Stock.

    MANAGEMENT TRANSITION. Sento has, during fiscal 2000, effected significant changes in its management team and key employees. In particular, Arthur F. Coombs, III became Chief Executive Officer in April 1999, Gary B. Filler joined Sento in March 1999 in a consulting role as Executive Vice President and Acting Chief Financial Officer, and Keith D. Barr joined Sento in April 1998 as Chief Information Officer. In connection with the EchoPass Transactions, Sento accepted the resignations of Mr. Coombs as an employee, officer and director of Sento, Mr. Barr as an employee and officer of Sento, and both became full-time employees of EchoPass. As a result, Sento was required to identify and retain qualified individuals to fill the vacancies created by these departures.
Mr. Dennis Herrick became Chief Executive Officer in March 2000. In addition, a majority of Sento's Board of Directors has been elected since July 1998. Sento's headcount has grown from 257 at June 11, 1999 to 557 at May 19, 2000. Sento cannot provide any assurance that its new management team and other new personnel can successfully manage Sento's rapidly evolving business, and any failure to do so could have a material adverse effect upon Sento's operating results.

    ANTI-TAKEOVER CONSIDERATIONS. Sento's Articles of Incorporation and Bylaws, the Utah Revised Business Corporation Act and the Utah Control Shares Acquisition Act each contain certain provisions that may have the effect of inhibiting a non-negotiated merger or other business combination. Sento's Articles of Incorporation grant to the Board of Directors the authority, without further action by Sento's shareholders, to fix the rights and preferences of, and issue shares of preferred stock. These provisions may deter hostile takeovers or delay or prevent changes in control of Sento or changes in Sento's management, including transactions in which shareholders might otherwise receive a premium for their shares over the then-current market prices. In addition, these provisions may limit the ability of shareholders to approve transactions that they may deem to be in their best interests.

    DIVIDENDS. Dividends are payable on the Common Stock when, as and if declared by Sento's Board of Directors. No dividend has been declared or paid on the Common Stock to date. At present Sento intends to retain any future earnings for use in its business and therefore does not anticipate paying any dividends on the Common Stock in the foreseeable future.

ITEM 7.  FINANCIAL STATEMENTS.

    The financial statement information required by Item 7 is included on pages F1--F-22.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    The information required to be provided in this Item has been previously reported in the Company's Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 1999 and in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 1, 1999.

                                    PART III
                            ITEMS 9, 10, 11 AND 12.

    These items are incorporated by reference to the Company's definitive proxy statement relating to the Company's Annual Meeting of Shareholders scheduled for July 18, 2000. The definitive proxy statement will be filed with the Commission not later than 120 days after March 31, 2000, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a) EXHIBITS

                                                                                      INCORPORATED    FILED
       NUMBER                                   DESCRIPTION                           BY REFERENCE   HEREWITH
       ------                                   -----------                           ------------   --------
         3.1            Articles of Incorporation, as amended.......................      (1)

         3.2            Bylaws......................................................      (2)

        10.1            Sento Corporation 1999 Omnibus Stock Incentive Plan.........                   (3)

        10.2            Sento Corporation 1996 Employee Stock Purchase Plan (Amended                   (3)
                          and Restated).............................................

        10.3            Form of Warrant.............................................                   (3)

        10.4            Silicon Valley Bank Amended and Restated Loan and Security                     (3)
                          Agreement, dated as of April 28, 2000.....................

        10.5            Form of 7% Convertible Subordinated Debentures..............                   (3)

        10.6            Lease Agreement, dated January 1, 2000, between the Company                    (3)
                          and K.E.B. Enterprises LP.................................

        10.7            Lease Agreement, dated May 24, 2000, between the Company and                   (3)
                          Abinadi, Inc..............................................

        21              Subsidiaries of the Registrant..............................                   (3)

        23.1            Consent of KPMG LLP.........................................                   (3)

        23.2            Consent of Ernst & Young LLP................................                   (3)

        27              Financial Data Schedule.....................................                   (3)

------------------------

 (1) Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended June 16, 1999.

 (2) Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended April 30, 1996, filed with the Commission on July 29, 1996, as amended by Form 10-KSB/A filed with the Commission on August 1, 1996.

 (3) Filed herewith and attached to this Form 10-KSB following page 18 hereof.

    (b) REPORTS ON FORM 8-K

        On March 17, 2000 the Company filed a Report on Form 8-K reporting the completion of the EchoPass Transactions discussed in Part I, Item 1. "Business" of this report.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 16, 2000.

                                                      SENTO CORPORATION

                                                      By: /s/ DENNIS L. HERRICK
                                                      ------------------------------------------------
                                                      Dennis L. Herrick
                                                      PRESIDENT AND CHIEF EXECUTIVE OFFICER

    In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 16, 2000.

                      SIGNATURE                                       CAPACITY IN WHICH SIGNED
                      ---------                                       ------------------------
                /s/ KIETH E. SORENSON
     -------------------------------------------            Chairman of the Board
                  Kieth E. Sorenson

                /s/ DENNIS L. HERRICK
     -------------------------------------------            President, Chief Executive Officer and
                  Dennis L. Herrick                           Director (Principal executive officer)

                 /s/ GARY B. FILLER
     -------------------------------------------            Chief Financial Officer and Director
                   Gary B. Filler                             (Principal financial officer)

                  /s/ KIM A. COOPER
     -------------------------------------------            Director
                    Kim A. Cooper

                 /s/ LYNDON L. RICKS
     -------------------------------------------            Director
                   Lyndon L. Ricks

                /s/ STANLEY J. CUTLER
     -------------------------------------------            Corporate Controller and Secretary
                  Stanley J. Cutler                           (Principal accounting officer)

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Sento Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Sento Corporation and subsidiaries as of March 31, 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Sento Corporation and subsidiaries for the year ended March 31, 1999, were audited by other auditors whose report dated May 21, 1999, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sento Corporation and subsidiaries at March 31, 2000, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

                                          Ernst & Young, LLP

April 25, 2000, except for the first
and second paragraph of Note 7
as to which the date is April 28,
2000

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
of Sento Corporation:

We have audited the accompanying consolidated balance sheet of Sento Corporation and subsidiaries as of March 31, 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sento Corporation and subsidiaries as of March 31, 1999, and the results of their operations and their cash flows for the year then ended.

                                          KPMG LLP

Salt Lake City, Utah
May 21, 1999

                       SENTO CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                     MARCH 31
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
Assets
Current assets:
  Cash......................................................  $2,382,321   $  275,893
  Accounts receivable, less allowance for doubtful accounts
    of $131,000 in 2000 and $209,000 in 1999................   3,201,921    3,075,460
  Receivable from EchoPass Corporation......................     220,438           --
  Income taxes receivable...................................       3,277      375,148
  Other current assets......................................     212,930      391,882
                                                              ----------
Total current assets........................................   6,020,887    4,118,383
Property and equipment, net.................................   2,158,887    2,907,897
Investment in EchoPass Corporation..........................     149,795           --
Other assets................................................      67,231      274,891
                                                              ----------   ----------
Total Assets................................................  $8,396,800   $7,301,171
                                                              ==========   ==========

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable..........................................  $  752,976   $2,197,129
  Accrued salaries and payroll taxes........................     739,756      479,830
  Accrued liabilities.......................................     538,664    1,068,949
  Line of credit............................................          --    1,000,000
  Current portion of long-term debt and capital leases......      80,492      191,741
  Current portion of royalty obligations....................          --      218,182
  Deferred revenue..........................................     247,540      500,321
                                                              ----------   ----------
Total current liabilities...................................   2,359,428    5,656,152
  Long-term debt and capital leases, excluding current
    portion.................................................     140,677      103,192
  Long-term royalty obligations, net of current portion.....          --      183,125
  Convertible debt..........................................     998,414      472,266
                                                              ----------   ----------
Total long-term liabilities.................................   1,139,091      758,583

Commitments
Stockholders' equity:
  Common stock, $.25 par value, 50,000,000 shares
    authorized; issued and outstanding 8,313,398 in 2000 and
    6,120,671 in 1999.......................................   2,078,351    1,580,607
  Additional paid-in capital................................  10,395,230    7,247,143
  Deferred compensation.....................................    (136,052)    (204,814)
  Accumulated deficit.......................................  (7,439,248)  (7,327,537)
  Accumulated other comprehensive income--foreign currency
    translation.............................................          --      (22,400)
  Treasury stock, 201,750 common shares, at cost............          --     (386,563)
                                                              ----------   ----------
Total stockholders' equity..................................   4,898,281      886,436
                                                              ----------   ----------
Total Liabilities and Stockholders' Equity..................  $8,396,800   $7,301,171
                                                              ==========   ==========

                            SEE ACCOMPANYING NOTES.

                       SENTO CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      MARCH 31
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
Revenue.....................................................  $18,768,774   $ 7,886,994
Cost of sales...............................................   14,017,316     5,848,628
                                                              -----------   -----------
  Gross profit..............................................    4,751,458     2,038,366
Selling, general, and administrative expenses...............    4,523,236     8,252,184
Research and development expense............................      242,225       177,009
Amortization of intangible assets...........................           --       517,873
Impairment of long-lived assets.............................           --       880,842
Write-off of in-process research and development costs......           --        92,095
                                                              -----------   -----------
  Loss from operations......................................      (14,003)   (7,881,637)

Equity loss on investment in EchoPass Corp..................     (194,172)           --
Other income, net...........................................       80,021       797,916
                                                              -----------   -----------

  Loss before taxes.........................................     (128,154)   (7,083,721)

Income tax benefit..........................................       67,832       502,468
                                                              -----------   -----------

  Loss from continuing operations...........................      (60,322)   (6,581,253)

  Loss from discontinued operations.........................      (51,389)   (1,173,550)
                                                              -----------   -----------

  Net loss..................................................  $  (111,711)  $(7,754,803)
                                                              ===========   ===========

Net loss per share--basic and diluted
  Continuing operations.....................................  $     (0.01)  $     (1.11)
  Discontinued operations...................................           --         (0.20)
                                                              -----------   -----------
Net loss....................................................  $     (0.01)  $     (1.31)
                                                              ===========   ===========

                            SEE ACCOMPANYING NOTES.

                       SENTO CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

                                                                                                        RETAINED
                                                    COMMON STOCK         ADDITIONAL                     EARNINGS
                                               -----------------------     PAID-IN       DEFERRED     (ACCUMULATED
                                                 SHARES       AMOUNT       CAPITAL     COMPENSATION     DEFICIT)
                                               ----------   ----------   -----------   ------------   ------------
Balances at March 31, 1998...................   5,741,063   $1,435,268   $ 6,100,290   $  (338,357)   $   427,266
Conversion of bonds..........................     313,554       78,388       441,879            --             --
Stock issued for bonuses.....................      12,208        3,052        29,323            --             --
Exercise of warrants.........................      73,894       18,474       240,154            --             --
Exercise of stock options....................      14,882        3,720        14,736            --             --
Common stock issued for business
  acquisition................................     142,559       35,640       351,052            --             --
Employee stock purchases.....................      11,455        2,864        34,824            --             --
Common stock issued for royalty payments.....      12,806        3,201        34,885            --             --
Treasury shares received for sale of property
  and businesses.............................    (201,750)          --            --            --             --
Amortization of deferred compensation........          --           --            --       133,543             --
Comprehensive loss:
  Net loss...................................          --           --            --            --     (7,754,803)
  Effect of change in foreign currency
    translation..............................          --           --                          --             --
Total comprehensive loss.....................
                                               ----------   ----------   -----------   -----------    -----------
Balances at March 31, 1999...................   6,120,671    1,580,607     7,247,143      (204,814)    (7,327,537)
Cancellation of treasury shares..............          --      (50,438)     (336,125)           --             --
Conversion of bonds..........................     401,264      100,316       431,951            --             --
Exercise of stock options....................     211,638       52,910       444,832            --             --
Private placement of common stock............   1,200,000      300,000     1,580,522            --             --
Cancellation of stock options................          --           --      (150,575)      150,575             --
Common stock issued for royalty payments.....     169,097       42,274       359,033            --             --
Warrant exercises............................     173,749       43,437       395,310            --             --
Amortization of deferred compensation........          --           --            --        46,034             --
Issuance of warrants with convertible
  debentures.................................          --           --       226,609            --             --
Issuance of warrants for services............          --           --       127,847      (127,847)            --
Employee stock purchases.....................      36,979        9,245        65,406            --             --
Tax effect of disqualifying disposition......          --           --         3,277            --             --
Comprehensive loss:
  Net loss...................................          --           --            --            --       (111,711)
  Effect of change in foreign currency
    translation..............................          --           --            --            --             --
Total comprehensive loss.....................
                                               ----------   ----------   -----------   -----------    -----------
Balances at March 31, 2000...................   8,313,398   $2,078,351   $10,395,230   $  (136,052)   $(7,439,248)
                                               ==========   ==========   ===========   ===========    ===========


                                               ACCUMULATED OTHER                    TOTAL
                                                 COMPREHENSIVE      TREASURY    STOCKHOLDERS'
                                                 INCOME/(LOSS)       STOCK         EQUITY
                                               -----------------   ----------   -------------
Balances at March 31, 1998...................       $(49,889)      $       --    $7,574,578
Conversion of bonds..........................             --               --       520,267
Stock issued for bonuses.....................             --               --        32,375
Exercise of warrants.........................             --               --       258,628
Exercise of stock options....................             --               --        18,456
Common stock issued for business
  acquisition................................             --               --       386,692
Employee stock purchases.....................             --               --        37,688
Common stock issued for royalty payments.....             --               --        38,086
Treasury shares received for sale of property
  and businesses.............................             --         (386,563)     (386,563)
Amortization of deferred compensation........             --               --       133,543
Comprehensive loss:
  Net loss...................................             --               --    (7,754,803)
  Effect of change in foreign currency
    translation..............................         27,489               --        27,489
                                                                                 ----------
Total comprehensive loss.....................                                    (7,727,314)
                                                    --------       ----------    ----------
Balances at March 31, 1999...................        (22,400)        (386,563)      886,436
Cancellation of treasury shares..............             --          386,563            --
Conversion of bonds..........................             --               --       532,267
Exercise of stock options....................             --               --       497,742
Private placement of common stock............             --               --     1,880,522
Cancellation of stock options................             --               --            --
Common stock issued for royalty payments.....             --               --       401,307
Warrant exercises............................             --               --       438,747
Amortization of deferred compensation........             --               --        46,034
Issuance of warrants with convertible
  debentures.................................             --               --       226,609
Issuance of warrants for services............             --               --            --
Employee stock purchases.....................             --               --        74,651
Tax effect of disqualifying disposition......             --               --         3,277
Comprehensive loss:
  Net loss...................................             --               --      (111,711)
  Effect of change in foreign currency
    translation..............................         22,400               --        22,400
Total comprehensive loss.....................                                       (89,311)
                                                    --------       ----------    ----------
Balances at March 31, 2000...................       $     --       $       --    $4,898,281
                                                    ========       ==========    ==========

                       SENTO CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      MARCH 31
                                                              ------------------------
                                                                 2000         1999
                                                              ----------   -----------
Cash flows from operating activities:
  Net loss..................................................  $ (111,711)  $(7,754,803)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................   1,011,794     1,414,964
    Amortization of deferred compensation...................      46,034       133,543
    Provision for losses on accounts receivable.............     (77,410)      270,913
    Equity loss on investment in EchoPass Corporation.......     194,172            --
    Common stock issued in lieu of compensation.............          --        32,375
    Loss on disposal of business............................          --       337,402
    Net (gain) loss on disposal of assets...................     119,430      (987,496)
    Write-off of in-process research and development
      costs.................................................          --        92,095
    Asset impairment and restructuring charges..............          --     1,110,671
    Notes receivable charged to compensation................          --       110,000
    Minority interest.......................................          --       (68,201)
    Gain on sale of subsidiary..............................     (15,370)           --
    Accretion on debenture for warrant......................       9,901            --
    Changes in operating assets and liabilities:
      Accounts receivable...................................    (339,043)      584,252
      Other assets..........................................      (5,390)    1,998,529
      Deferred income taxes.................................          --       (52,999)
      Accounts payable......................................  (1,332,754)     (149,740)
      Accrued liabilities and royalty obligations...........    (206,086)      161,964
      Income taxes receivable...............................     385,150       (53,036)
      Deferred revenue......................................      22,286      (543,177)
                                                              ----------   -----------
        Net cash used in operating activities...............    (298,997)   (3,362,744)
Cash flows from investing activities:
  Acquisitions..............................................          --      (691,318)
  Investment in EchoPass Corp...............................    (343,967)           --
  Capital expenditures......................................  (1,634,519)   (2,717,848)
  Proceeds from sale of assets..............................   1,143,672       192,722
  Disposal of businesses, net of cash.......................       1,173      (161,184)
  Proceeds from notes receivable............................     225,000        28,000
                                                              ----------   -----------
        Net cash used in investing activities...............    (608,641)   (3,349,628)
Cash flows from financing activities:
  Proceeds from issuance of stock...........................   1,880,522       314,772
  Proceeds from issuance of long-term debt and line of
    credit..................................................     130,000     1,154,717
  Principal payments of long-term debt and credit line......  (1,233,718)     (314,192)
  Principal payments on capital leases......................     (11,400)           --
  Proceeds from exercise of stock options...................     497,742            --
  Proceeds from exercise of warrants........................     438,747            --
  Proceeds from Employee Stock Purchase Plan................      74,651            --
  Proceeds form issuance of convertible debentures..........   1,215,122            --
                                                              ----------   -----------
        Net cash provided by financing activities...........   2,991,666     1,155,297
Effect of exchange rate changes.............................      22,400        25,954
                                                              ----------   -----------
Net increase (decrease) in cash and cash equivalents........   2,106,428    (5,531,121)
Cash and cash equivalents at beginning of period............     275,893     5,807,014
                                                              ----------   -----------
Cash and cash equivalents at end of period..................  $2,382,321   $   275,893
                                                              ==========   ===========

                            SEE ACCOMPANYING NOTES.

                       SENTO CORPORATION AND SUBSIDIARIES

              SUPPLEMENT TO CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    MARCH 31
                                                              ---------------------
                                                                2000        1999
                                                              --------   ----------
Supplemental disclosures of cash flow information
Cash paid for:
  Interest..................................................  $ 86,856   $   62,849
  Income taxes..............................................        --      100,987

Supplemental disclosures of noncash investing and financing
  activities
Common stock issued for payment of royalties................  $401,307   $   38,086
Common stock issued for conversion of bonds.................   532,267      520,267
Assets acquired under capital lease.........................    92,617           --
Issuance of warrants with convertible debentures............   226,609           --

Assets acquired and liabilities assumed through business
  acquisitions:
  Assets acquired:
    Other assets, including intangibles.....................  $     --   $1,551,210
    Fixed assets............................................        --       76,800
                                                              --------   ----------
      Assets acquired.......................................        --    1,628,010
  Less liabilities assumed:
    Accrued liabilities.....................................        --      (50,000)
    Royalty obligations.....................................        --     (500,000)
                                                              --------   ----------
      Net assets acquired...................................        --    1,078,010
Less cash paid..............................................        --     (691,318)
                                                              --------   ----------
      Net assets acquired with common stock.................  $     --   $  386,692
                                                              ========   ==========

                            SEE ACCOMPANYING NOTES.

                       SENTO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

    Sento Corporation (Sento), formerly Sento Technical Innovations Corporation, provides integrated information technology (IT) solutions for Windows NT, UNIX, Open VMS, Internet/Intranet, and networked computing environments. Through its wholly-owned subsidiaries, Sento delivers technical support services and outsourced training.

    Sento Technical Services Corporation offers a range of IT outsourcing services consisting of "eCustomer Contact Center," "helpdesk," and technical support services. Sento Training Corporation provides seminar training workshops, customized corporate training programs, and multi-media presentations, all of which are designed to teach and reinforce skills required to make IT systems work effectively.

    Historically, Sento operated as a Value Added Reseller (VAR) generating revenues from its sales and distribution of third-party hardware and software products. As a reseller, the Company was dependent on third-party suppliers. During the past two years, the Company began a strategic transition using its technical core competencies to offer IT outsourcing services and IT training.

    In addition, during fiscal 2000, the Company conducted substantially all of its foreign operations through Sento Australia Pty, Limited, based near Sydney, Australia. As of March 1, 2000, Sento Australia ceased operations. Revenues from foreign sales for the periods ended March 31, 2000 and 1999, were approximately four percent and twelve percent of total sales, respectively.

2. SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION

    The financial statements include the consolidated financial statements of Sento and its wholly-owned subsidiaries (collectively, the Company). All significant intercompany balances and transactions have been eliminated in consolidation.

    CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with original maturites of three months or less to be cash equivalents. The Company had no cash equivalents as of March 31, 2000 and 1999.

    REVENUE RECOGNITION

    Revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured. Deferred revenues at March 31, 2000 consist of payments received in advance for customer training. Deferred revenues at March 31, 1999 also include payments received on software maintenance contracts, which were recorded as revenue over the period of the contract (typically one year).

    PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation of fixed assets is computed on the straight-line method over the estimated useful lives of individual classes of assets. Leasehold improvements are depreciated over the shorter of the remaining lease term or the useful life of the improvements. The estimated useful lives of furniture and equipment is three to ten years.

                       SENTO CORPORATION AND SUBSIDIARIES

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    RESEARCH AND DEVELOPMENT

    Research and development costs are expensed as incurred. In accordance with Statement of Position 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE, the Company capitalized approximately $200,000 in 2000 associated with major enhancements to its technology.

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

    NET LOSS PER COMMON SHARE

    Basic loss per share is computed in accordance with Financial Accounting Standards Board Standards No. 128, EARNINGS PER SHARE. Basic net loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur from common shares issueable through stock options, warrants, and other convertible securities, if dilutive. Common stock equivalent shares are excluded from the computation of net loss per share for the years ended March 31, 2000 and 1999, as their effect is antidilutive. The weighted average number of common shares outstanding during the years ended March 31, 2000 and 1999 were 7,565,810 and 5,901,959, respectively, for both the basic and diluted calculations. The number of outstanding options and warrants that could potentially be dilutive in future years which were excluded from calculations as the impact would have been antidilutive were 3,136,674 in 2000 and 3,216,872 in 1999.

    STOCK-BASED COMPENSATION

    The Company has adopted the footnote disclosure provisions of Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION (SFAS 123). SFAS 123 encourages entities to adopt a fair value based method of accounting for stock options or similar equity instruments.

                       SENTO CORPORATION AND SUBSIDIARIES

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
However, it also allows an entity to continue measuring compensation cost for stock based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB 25). The Company has elected to continue to apply the provisions of APB 25 and provide pro forma footnote disclosures required by SFAS 123.

    CONCENTRATION OF CREDIT RISK

    In the normal course of business, the Company provides unsecured credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectations. Three customers accounted for 67% of revenues for the year ended March 31, 2000. These three customers accounted for 31%, 24% and 12%, respectively of the fiscal year's revenues.

    USE OF ESTIMATES

    Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

    RECLASSIFICATIONS

    Certain items in the 1999 consolidated financial statements have been reclassified to conform with the 2000 presentation.

    FINANCIAL INSTRUMENTS

    The carrying value of accounts receivable, accounts payable, accrued expenses, and debt approximate their estimated fair value.

    ADVERTISING

    Advertising costs are expensed as incurred. Advertising costs amounted to $791,404 and $1,592,914 in 2000 and 1999, respectively.

    COMPREHENSIVE LOSS

    Comprehensive income (loss) consists of net income (loss) and effect of change in foreign currency translation, which is presented in the consolidated statements of stockholders' equity and comprehensive loss.

                       SENTO CORPORATION AND SUBSIDIARIES

3. OTHER INCOME, NET

                                                               MARCH 31
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
Interest income.........................................  $ 16,259   $ 96,738
Interest expense........................................  (102,992)  (101,871)
Proceeds from assets impaired or written off in prior
  periods...............................................   158,865         --
Gain on sale of intangible assets.......................        --    875,000
Gain (loss) on sale of property and equipment...........   (75,855)   112,496
Other...................................................    83,744   (184,447)
                                                          --------   --------
Other income, net.......................................  $ 80,021   $797,916
                                                          ========   ========

    Approximately $300,000 of other income (net), previously reported for the year ended March 31, 1999 has been reclassified to discontinued operations to conform with the presentation of discontinued operations in accordance with Generally Accepted Accounting Principles.

4. BUSINESS ACQUISITIONS AND ASSET DISPOSITIONS

    In August 1998, Sento acquired the marketing rights to certain IT training courses from Educational Systems, Inc. ("ESI") for $100,000 cash and an agreement to pay future royalties of not less than $500,000 and not more than $1,400,000 (in cash and shares of common stock) over a 33-month period. Effective April 1, 1999, Sento began withholding royalty payments due to disagreements with the principals of ESI regarding certain representations and obligations contained in the acquisition agreement. In August 1999, Sento and ESI entered into a settlement and release agreement and issued 169,067 shares of common stock as full consideration for unpaid royalties.

    In October 1998, Sento acquired equipment and intellectual property from Functional Software, Pty, Ltd. ("Functional") in exchange for $450,000 in cash and approximately 130,000 shares of common stock. Subsequent to the acquisition, Sento determined that the anticipated expenses of the acquired business would be higher than anticipated at the time of acquisition. In March 1999, Sento entered into an agreement with the successor-in-interest to Functional, whereby Sento sold all of the equipment and intellectual property acquired from Functional in exchange for the return of 100,000 shares of common stock.

                       SENTO CORPORATION AND SUBSIDIARIES

4. BUSINESS ACQUISITIONS AND ASSET DISPOSITIONS (CONTINUED)

    During the year ended March 31, 1999, the Company sold the following:

       West Coast sales office (originally acquired as part of the PC Business Solutions acquisition)

       East Coast sales office (originally acquired as part of the GDG acquisition)

       Sento Limited (located in England and originally acquired as Software Innovations Ltd.)

       Dewpoint Distributed Solutions (Dewpoint) (located in Orem, Utah)

       VMS software sales and support operations (Based in American Fork, Utah)

    The dispositions, including the sale of property and intellectual property of Functional, were accounted for as follows:

Assets sold:
  Cash......................................................  $  161,184
  Accounts receivable.......................................     146,090
  Inventory.................................................      91,282
  Property and equipment, net...............................     283,918
  Other assets..............................................       5,467
  Intangible assets, net....................................   1,020,957
  Accumulated foreign currency translation..................       1,535
  Minority interest.........................................      68,201
                                                              ----------
                                                               1,778,634

Less liabilities assumed:
  Long-term debt............................................     (40,325)
  Accounts payable..........................................    (373,693)
  Accrued liabilities.......................................     (62,639)
  Deferred revenue..........................................    (537,012)
                                                              ----------
Net assets sold.............................................  $  764,965
                                                              ==========

Consideration received:
  Treasury stock............................................  $ (212,563)
  Accounts receivable.......................................     (40,000)
  Notes receivable, net of reserves.........................    (175,000)
                                                              ----------
        Loss on disposition of businesses...................  $ (377,402)
                                                              ==========

    Of the net loss on disposition of businesses, a loss of $574,856 has been included in other income and a gain of $197,454 has been included in discontinued operations.

    In June 1999, the Company completed the sale of its VAR business and certain related assets. The Orem VAR business was sold effective June 30, 1999. The Company received cash of $50,000 and future contingent earn-out payments of up to $350,000 to be received over 36 months. The Company recognized a gain on the sale before income taxes of approximately $5,000 that has been included in the loss from discontinued operations for the three months ended June 30, 1999.

    The VAR business has been accounted for as discontinued operations, and accordingly, the results of operations are segregated from continuing operations in the accompanying statement of operations.

                       SENTO CORPORATION AND SUBSIDIARIES

4. BUSINESS ACQUISITIONS AND ASSET DISPOSITIONS (CONTINUED)
Revenue, operating costs and expenses, other income and expenses, and income taxes of this business have been reclassified to discontinued operations for the years ended March 31, 2000 and 1999. No allocation of general corporate overhead has been made to discontinued operations relating to this business. Revenues related to discontinued operations as of March 31, 2000 and 1999 are $994,229 and $13,338,236, respectively. The assets and liabilities related to discontinued operations as of March 31, 1999 were approximately $240,000 and $210,000, respectively.

    As of March 1, 2000, Sento Australia ceased its operations. The Company does not expect to incur any additional expense related to Sento Australia operations.

    Pursuant to shareholder vote at a special shareholder meeting in December 1999, the Company consummated the sale of technology to EchoPass Corporation (EchoPass) for 4,000,000 shares of EchoPass' Series A preferred stock in March 2000. EchoPass was formed in fiscal 2000 and is a development stage company. Sento has recorded its investment in EchoPass at the historical carrying value of the underlying technology, approximately $200,000, that was transferred to EchoPass. Sento's investment in EchoPass represents approximately a 26% ownership interest. Therefore, Sento has recorded its pro-rata share of EchoPass losses under the equity method of accounting.

5. NOTES RECEIVABLE

    At March 31, 1999, the Company had a $250,000 note receivable ($175,000 net of reserves). This note receivable was from the disposition of the Company's West Coast sales office. In 2000, the Company received software totaling $8,933 and $225,000 in cash for payment of the note. The note is included in other long term assets at March 31, 1999 in the accompanying financial statements.

6. PROPERTY AND EQUIPMENT

    Property and equipment consists of the following as of March 31:

                                                        2000          1999
                                                     -----------   -----------
Leasehold improvements.............................  $   270,967   $   181,773
Furniture, fixtures, and equipment.................    3,080,295     3,686,951
                                                     -----------   -----------
                                                       3,351,962     3,868,724
Less accumulated depreciation......................   (1,192,375)     (960,827)
                                                     -----------   -----------
                                                     $ 2,158,887   $ 2,907,897
                                                     ===========   ===========

                       SENTO CORPORATION AND SUBSIDIARIES

7. NOTES PAYABLE TO BANK AND LONG-TERM DEBT

    On April 28, 2000, the Company renegotiated the terms of its line-of-credit agreement with a bank. The Company can draw up to $3,000,000 under the agreement, subject to eligible receivable balances. The outstanding balance accrues interest at prime plus 1.25% and is subject to certain restrictive covenants. The Company also issued warrants to the bank, in connection with obtaining the original line of credit in 1999, to purchase 60,000 shares of common stock at $1.60 per share. The stock purchase warrant is currently exercisable at $1.60 and expires March 2, 2004. The Company had no balances outstanding against the credit line as of March 31, 2000.

    On April 28, 2000, the Company obtained an additional $500,000 term loan with a bank for purchases of property and equipment. The loan bears interest at prime plus 1.50% and each draw will be amortized over 36 months with all unpaid principal and interest due in October 2003. As of March 31, 2000 the Company had not drawn down any funds from this loan. Under the loan agreement, funds may be drawn through October 15, 2000.

    The Company has opened a second eCustomer Contact Center located in Evanston, Wyoming. The funding of this site is through a five-year 8.5% interest loan from the Wyoming Industrial Development Corporation (up to $1,000,000) and grants from the state of Wyoming and the City of Evanston (up to $300,000). A portion of this funding (up to $300,000) will not require repayment if a specefied number of jobs are created by Sento in Wyoming. None of the above funding for the Evanston site had been drawn on as of March 31, 2000.

    Long-term debt, including capital lease obligations, consist of the following as of March 31:

                                                                2000       1999
                                                              --------   --------
11% note payable in monthly installments of $4,871,
  including interest, due August 2000, secured by
  equipment.................................................  $  6,426   $ 87,569
9% note payable in monthly installments of $5,890, including
  interest, due May 2000, secured by equipment                   5,608     91,572
9%--12% notes payable in monthly installments totaling
  $4,368, including interest, secured by equipment..........        --    115,792
10.38% note payable in monthly installments totaling $3,217,
  including interest, secured by equipment..................    97,918         --
7.5% note payable in monthly installments totaling $601,
  including interest, secured by equipment..................    30,000         --
                                                              --------   --------
Total installment notes payable.............................  $139,952   $294,933
                                                              --------   --------
Present value of net minimum capital lease payments.........    81,217         --
                                                              --------   --------
Total long-term debt........................................   221,169    294,933
Less current portion........................................    80,492    191,741
                                                              --------   --------
Long-term debt, excluding current portion...................  $140,677   $103,192
                                                              ========   ========

                       SENTO CORPORATION AND SUBSIDIARIES

7. NOTES PAYABLE TO BANK AND LONG-TERM DEBT (CONTINUED)
    Capitalized leases are for equipment. Future minimum capital lease payments, excluding taxes, insurance and other costs as of March 31, 2000 were:

YEAR
----
2001........................................................  $36,577
2002........................................................   36,577
2003........................................................   16,891
                                                              -------
Total minimum capital lease payments........................   90,045
Less amounts representing interest..........................    8,828
Present value of net minimum capital lease payments.........  $81,217
                                                              =======

    Aggregate maturities of installment notes payable are as follows: 2001, $50,897; 2002, $39,039; 2003, $36,656; 2004, $6,430; and 2005, $6,930. The
Company's debt covenants require, among other things, the maintenance of a minimum net worth, debt to net worth ratio and income. The Company was in compliance with all debt covenants at March 31, 2000.

8.  CONVERTIBLE BONDS AND DEBENTURES

    In July 1997, the Company sold to Canadian Imperial Holdings, Inc. (Canadian Imperial) $1,000,000 of six percent Series A Convertible Bonds with attached warrants to purchase 42,500 shares of common stock from $4.00 to $5.50 per share which expired in May 1999. The bonds were convertible into shares of Sento common stock at a conversion price equal to the lesser of 85 percent of the average closing bid price of the Sento common stock for the five trading days preceding Canadian Imperial's notice of conversion or $5.22. Sento also granted to Canadian Imperial certain rights to register shares of Sento common stock issuable upon the conversion of the bonds. Of the total proceeds, $55,465 was allocated to the value of the warrants and is recorded as an addition to paid-in capital.

    During the year ended March 31, 2000, $500,000 of principal ($472,266, book value), and $60,000 of accrued interest, were converted into 401,264 shares of common stock. During the year ended March 31, 1999, $500,000 of principal ($472,267, book value), and $48,000 of accrued interest, was converted into 313,554 shares of common stock.

    In February 2000, the Company issued $1,300,000 of 7% convertible subordinated debentures in $1,000 units consisting of one $990 debenture and warrants to purchase 100 shares of common stock for $6.25 per share. The interest rate on the debentures increases to 8% in February 2001 if the market price of the Company's common stock is less than $7.50 per share. Each debenture is convertible at the option of the holder for 198 shares of common stock at a conversion price of $5.00 per share. Debentures which have not been converted or earlier redeemed are due and payable in February 2003. The Company granted certain rights to register the shares of common stock that are issuable upon the conversion of the debentures. The Company also issued warrants to the placement agent for 35,000 shares of common stock at a purchase price of $5.00 per share. Of the total proceeds, $226,609 was allocated to value the warrants (including the placement agent warrants) and offering costs of $84,878 have been charged against the book value of the debentures and are being amortized over the life of the debentures.

                       SENTO CORPORATION AND SUBSIDIARIES

9. INCOME TAXES

    As of March 31, 2000 and 1999, the Company had federal and state net operating loss carryforwards of approximately $3,396,000 and $4,762,000, respectively. The net operating loss and credit carryforwards will expire at various dates beginning in 2019 through 2020, if not utilized.

    Income tax expense (benefit) consists of:

                                                CURRENT    DEFERRED     TOTAL
                                               ---------   --------   ---------
Year ended March 31, 2000:
  Federal....................................  $ (67,832)  $     --   $ (67,832)
  State......................................         --         --          --
                                               ---------   --------   ---------
                                               $ (67,832)  $     --   $ (67,832)
                                               =========   ========   =========
Year ended March 31, 1999:
  Federal....................................  $(399,469)  $(48,736)  $(448,205)
  State......................................    (50,000)    (4,263)    (54,263)
                                               ---------   --------   ---------
                                               $(449,469)  $(52,999)  $(502,468)
                                               =========   ========   =========

    Actual income tax expense differs from the "expected" tax expense (computed by applying the U.S. federal corporate income tax rate of 34 percent to income before income taxes) as follows:

                                                               YEAR ENDED MARCH 31
                                                              ----------------------
                                                                2000        1999
                                                              --------   -----------
Computed "expected" tax (benefit) expense...................  $(43,572)  $(2,408,465)
Increase (decrease) in income taxes resulting from:
  State income taxes, net of federal tax benefit............     4,485       (35,813)
  Nonconsolidated losses (income)...........................   125,191       (90,520)
  Nondeductible goodwill....................................        --       315,502
  Nondeductible interest....................................        --        17,554
  Nondeductible acquisition costs...........................        --            --
  Change in valuation allowance.............................  (500,000)    1,707,300
  Gain on related party capitalization......................   368,648            --
  Other.....................................................   (13,614)       (8,026)
                                                              --------   -----------
Income tax (benefit) expense................................  $(67,832)  $  (502,468)
                                                              ========   ===========

                       SENTO CORPORATION AND SUBSIDIARIES

9. INCOME TAXES (CONTINUED)
    Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes as of March 31, 2000 and 1999 are as follows:

                                                                 2000         1999
                                                              ----------   ----------
Deferred tax assets:
  Net operating loss carryforwards..........................  $1,290,000   $1,776,000
  Deferred compensation.....................................      67,000       88,000
  Compensation accruals.....................................      81,000            0
  Intangible assets.........................................     228,000      213,000
  Accrued liabilities.......................................     244,000      180,000
  Bad debts.................................................      11,000       78,000
  Other, net................................................      60,000       94,000
                                                              ----------   ----------
Deferred tax assets.........................................   1,981,000    2,429,000
Deferred tax liabilities:
Property and equipment......................................    (149,000)     (97,000)
                                                              ----------   ----------
Net deferred tax assets.....................................   1,832,000    2,332,000
Valuation allowance.........................................  (1,832,000)  (2,332,000)
                                                              ----------   ----------
Total.......................................................  $       --   $       --
                                                              ==========   ==========

    The net valuation allowance decreased by $500,000 during the year ended March 31, 2000.

10. LEASES

    The Company has non-cancelable operating leases for office space and equipment. The Company incurred rent expense of $488,991 and $659,176 for the years ended March 31, 2000 and 1999, respectively. Future minimum rent payments under existing non-cancelable operating leases are $686,547 in fiscal 2001, $742,392 in fiscal 2002, $759,261 in fiscal 2003, $771,900 in fiscal 2004,
782,946 in fiscal 2005 and $836,223 thereafter.

11. RETIREMENT PLAN

    The Company has a qualified defined contribution retirement plan under
Section 401(k) of the Internal Revenue Code. The plan covers all employees who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. In addition, employer contributions are made at the discretion of the Board of Directors. Participants are fully vested at all times in employee contributions. Employer contributions vest over a six-year period. Employer contributions of $29,856 were made in 1999; no employer contributions were made during 2000.

                       SENTO CORPORATION AND SUBSIDIARIES

12. COMMON STOCK

    STOCK OPTIONS

    The Company has adopted a stock option plan (the Plan) pursuant to which the Company's Board of Directors may grant stock options to officers and key employees. The Plan authorizes grants of options to purchase up to 3,500,000 shares of authorized but unissued common stock. Stock options are granted with an exercise price not less than the stock's fair market value at the date of grant. All stock options granted to employees have ten-year terms; stock options granted to board members generally have a five-year term. The number of shares granted, vesting period, and price per share is determined by the Board of Directors. Stock options vest over three or four years. At March 31, 2000, there were 868,293 additional shares available for grant under the Plan.

    The Company granted 900,000 options under the plan in connection with the hiring of a new CEO in 1998; the 900,000 options are included in the tables below. Of these options, 500,000 were issued at prices below fair market value and a total of $240,000 in compensation expense related to these options was to be recognized ratably over one to four years. For the year ended March 31, 1999, total compensation expense for these options was $48,000. In April 1999, these options were cancelled and the remaining deferred compensation expense was credited to paid in capital.

    Stock option activity, relating to qualified and nonqualified options during the periods indicated is as follows:

                                                             PERIODS ENDED MARCH 31,
                                          -------------------------------------------------------------
                                                       2000                            1999
                                          ------------------------------   ----------------------------
                                            NUMBER      WEIGHTED-AVERAGE    NUMBER     WEIGHTED-AVERAGE
                                           OF SHARES     EXERCISE PRICE    OF SHARES    EXERCISE PRICE
                                          -----------   ----------------   ---------   ----------------
Balance outstanding at beginning of
  year..................................    2,726,872        $3.74         2,013,601        $3.78
Granted.................................    1,974,500         2.92         1,012,250         3.33
Exercised...............................     (211,638)        2.37           (14,882)        1.24
Forfeited...............................   (2,211,811)        3.90          (284,097)        4.19
                                          -----------                      ---------
Balance outstanding at end of year......    2,277,923         3.00         2,726,872         3.74
                                          ===========                      =========
Exercisable at end of year..............      480,334        $2.27           699,845        $3.29
                                          ===========                      =========
Weighted-average fair value of options
  granted during the year...............  $      2.93                      $    1.36

The following table summarizes information about stock options outstanding at March 31, 2000:

                     NUMBER
                  OUT-STANDING    WEIGHTED-AVERAGE                      NUMBER EXERCISABLE
                       AT            REMAINING       WEIGHTED-AVERAGE           AT           WEIGHTED-AVERAGE
EXERCISE PRICE   MARCH 31, 2000   CONTRACTUAL LIFE    EXERCISE PRICE      MARCH 31, 2000      EXERCISE PRICE
--------------   --------------   ----------------   ----------------   ------------------   ----------------
 $1.24 - 1.50         114,195           8.60             $  1.47              114,195             $1.47
    1.75              920,500           8.90                1.75              218,610              1.75
  2.19 - 3.06         464,953           8.63                2.71               32,795              2.49
  3.12 - 4.13         163,850           6.82                3.82               88,010              3.85
    4.50              385,425           9.43                4.50               26,724              4.50
    6.25              229,000           7.62                6.25                   --                --
                    ---------                                                 -------
                    2,277,923           8.64                3.00              480,334              2.27
                    =========                                                 =======

                       SENTO CORPORATION AND SUBSIDIARIES

12. COMMON STOCK (CONTINUED)
    The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 2000--expected dividend yield zero percent, risk-free interest rate of 6.50 percent, expected life of 5 years, and expected stock-price volatility of 86.89 percent; 1999--expected dividend yield zero percent, risk-free interest rate of 5.35 percent, expected life of 5 years, and expected stock-price volatility of 54.92 percent.

    The Company applies APB 25 in accounting for options issued under the Plan. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                                 2000          1999
                                                              -----------   -----------
Net loss                       As reported..................  $  (111,710)  $(7,754,803)
                               Pro forma....................     (586,887)   (8,896,628)
Basic and diluted loss per     As reported..................
  share                                                             (0.01)        (1.31)
                               Pro forma....................        (0.08)        (1.51)

    The full impact of calculating compensation cost for stock options under SFAS 123 may not be representative of the effects on reported net income for future years.

    STOCK WARRANTS

    Outstanding warrants to purchase shares of the Company's common stock are as follows:

NUMBER OF WARRANTS   EXERCISE PRICE   EXPIRATION DATE
------------------   --------------   ---------------
      50,000             $ 4.75       September 2001
      45,000               4.13        February 2001
      10,000               4.25             May 2003
      60,000               1.60           March 2004
     378,751               2.50             May 2002
      50,000               2.50             May 2003
     130,000               6.25        February 2003
      35,000               5.00        February 2003
      25,000               6.25           March 2001
      25,000               8.00           March 2001
      25,000              10.00           March 2001
      25,000              13.00           March 2001
     -------
     858,751
     =======

                       SENTO CORPORATION AND SUBSIDIARIES

12. COMMON STOCK (CONTINUED)

    PRIVATE PLACEMENT

    In July 1999 the Company completed a private placement of common stock and warrants resulting in total consideration received of $1,920,000. This private placement was in the form of 600,000 units consisting of two shares of common stock and a warrant to purchase one share of common stock. The units were sold at a price of $3.20 per unit. The stock purchase warrants are exercisable for a three-year period at $2.50 per share. Offering costs relating to the private placement totaled approximately $39,000.

    EMPLOYEE STOCK PURCHASE PLAN

    The Company has adopted a stock purchase plan under which 200,000 shares of common stock are reserved for future issuance to employees of the Company. The purpose of the stock purchase plan is to provide a method whereby certain employees of the Company may acquire a proprietary interest in the Company through the purchase of shares of common stock. The stock purchase plan is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code. As of March 31, 2000, the Company had sold 73,112 shares to employees of the Company under this plan.

13. RESTRUCTURING CHANGES

    In an effort to improve productivity, the Company implemented a restructuring plan that included the closing of the Company's network consulting operations in Southern California. The Company recorded restructuring charges of $229,829 in December 1998 as a result of closing the above mentioned operations. Restructuring charges include severance costs of terminated employees, future minimum rent obligations for the vacated facilities and the write-off of the unamortized balance of intangible assets of $202,179. All liabilities relating to the restructuring plan were paid as of March 31, 1999.

14. ASSET IMPAIRMENT

    The Company recorded impairment of assets totaling $454,546 in December 1998 and $426,296 as of March 31, 1999. The impairment represents the write-down of unamortized marketing rights, goodwill, and noncompete agreements purchased with its acquisition of Astron, Inc., and its exclusive marketing, representative, ESI. The write down was based on incurred losses and projected negative cash flow from operations relating to classroom based training. During the first nine months of fiscal 1999, the Company spent substantial amounts on selling and marketing expenses in an effort to increase training revenues, however, such expenditures resulted in no significant increase in revenues and a substantial loss in the training division. During the fourth quarter of fiscal 1999, the Company significantly changed its strategic focus from providing classroom training to providing custom corporate IT training, video, and training in several vertical niche markets.

15. SEGMENT REPORTING

    The Company has adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. The Company has historically operated in three reportable business segments that have separate management teams. The segments include Technical Services, Training Services, and VAR business (Product Sales and Consulting). In July 1999, the Company discontinued its VAR business segment.

                       SENTO CORPORATION AND SUBSIDIARIES

15. SEGMENT REPORTING (CONTINUED)
    Accordingly, those operations have been presented as discontinued operations in the accompanying financial statements.

    TECHNICAL SERVICES: This segment offers a range of IT outsourcing services consisting of "eCustomer Contact Center," "help desk," and technical support services.

    TRAINING SERVICES: THIS segment provides seminar training workshops, customized corporate training programs and multi-media presentations, all of which are designated to teach and reinforce skills required to make IT systems work effectively.

    The "Other" column includes corporate related items and results of insignificant operations. Segment reporting for March 31, 2000, is as follows:

                                                TECHNICAL     TRAINING
                                                SERVICES      SERVICES      OTHER        TOTAL
                                               -----------   ----------   ----------   ----------
Revenues.....................................  $13,978,877   $4,110,948   $  678,949   $18,768,774
Cost of sales................................   11,290,509    2,437,772      289,035   14,017,316
Depreciation and amortization................      812,266       69,187      130,341    1,011,794
Segment operating profit (loss)..............      613,724     (471,066)    (156,661)     (14,003)
Capital Expenditures.........................    1,515,923       58,000       60,596    1,634,519
Total assets.................................    4,429,689      337,347    3,629,764    8,396,800

    Segment reporting from March 31, 1999, is as follows:

                                                TECHNICAL     TRAINING
                                                SERVICES      SERVICES      OTHER        TOTAL
                                               -----------   ----------   ----------   ----------
Revenues.....................................  $ 2,843,232   $3,430,728   $1,613,034   $7,886,994
Cost of sales................................    3,157,336    2,124,518      566,774    5,848,628
Depreciation.................................      295,202       48,769      194,709      538,680
Amortization of intangible assets............           --      317,612      200,261      517,873
Impairment of long-lived assets..............           --      880,842           --      880,842
Segment operating loss.......................   (1,617,436)  (4,400,373)  (1,863,828)  (7,881,637)
Total assets.................................    3,457,168      502,246    3,341,757    7,301,171

    The above segment reporting from March 31, 1999 has been restated to conform with the presentation of discontinued operations.

16. RELATED PARTY TRANSACTIONS

    During fiscal 1999, the Company sold land and a building to a former employee who was also a director of the Company at the time of the sale. The property was sold for $192,722 in cash and 58,000 shares of the Company's common stock. The net gain recognized on the sale was $124,578.

    During fiscal 2000, the Company sold fixed assets to EchoPass (see Note 4) for approximately $1,228,000. No gain or loss was recognized on the sale.

    Subsequent to the transfer of technology to EchoPass (see Note 4), Sento and EchoPass entered into a services agreement wherein EchoPass licenses the technology to Sento and provides other technical support functions to Sento. During 2000, Sento incurred approximately $235,000 of expenses under this services agreement.