Form 10QSB
period 2000-06-30
SENTO CORP
filed 2000-08-08
CIK 4317

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

/X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For the Quarter Ended June 30, 2000


/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                          COMMISSION FILE NUMBER 06425

     Utah                       SENTO CORPORATION                 87-0284979
(State or other       Exact Name of Small Business Issuer     (I.R.S. Employer
Jurisdiction of          as Specified in its Charter         Identification No.)
Incorporation or
Organization)

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

                              Yes /X/    No / /

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

             Class                                 Outstanding at
                                                   June 30, 2000
        --------------------                       --------------
        Common capital stock                         8,359,608
           $.25 par value


Transitional Small Business Disclosure Format (check one):

                              Yes / /    No /X/

                                SENTO CORPORATION
                         Quarterly Report on Form 10-QSB
                           Quarter ended June 30, 2000


                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION..................................................1

Item 1.  Financial Statements...................................................1

         Condensed Consolidated Balance Sheets..................................1
         June 30, 2000 and March 31, 2000

         Condensed Consolidated Statements of Operations........................2
         Three Months ended June 30, 2000 and 1999

         Condensed Consolidated Statements of Cash Flows........................3
         Three Months ended June 30, 2000 and 1999

         Notes to Condensed Consolidated Financial Statements...................4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..............................................7

PART II. OTHER INFORMATION.....................................................13

Item 6.  Exhibits and Reports on Form 8-K......................................13

SIGNATURES ....................................................................13


PART I   - FINANCIAL INFORMATION
Item 1.  Financial Statements

                                SENTO CORPORATION
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                   June 30, 2000        March 31, 2000
                                                                   -------------        --------------
                                                                    (Unaudited)
Current assets:
   Cash                                                            $  3,357,152          $  2,382,321
   Accounts receivable (net)                                          3,409,094             3,422,359
   Other current assets                                                 239,655               216,207
                                                                   ------------          ------------
      Total current assets                                            7,005,901             6,020,887

Property and equipment (net)                                          2,296,590             2,158,887
Other assets                                                             92,673               217,026
                                                                   ------------          ------------
      Total Assets                                                 $  9,395,164          $  8,396,800
                                                                   ============          ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                               $    105,921          $     80,492
   Accounts payable                                                     784,465               752,976
   Accrued liabilities                                                1,713,432             1,278,420
   Deferred revenue                                                     149,344               247,540
                                                                   ------------          ------------
      Total current liabilities                                       2,753,162             2,359,428

Long-term liabilities:
   Convertible debt                                                   1,020,920               998,414
   Long-term debt, net of current portion                               293,192               140,677
                                                                   ------------          ------------
      Total long-term liabilities                                     1,314,112             1,139,091

Stockholders' equity:
   Common stock                                                       2,089,904             2,078,351
   Additional paid-in capital                                        10,498,455            10,395,230
   Deferred compensation                                                (96,245)             (136,052)
   Accumulated deficit                                               (7,164,224)           (7,439,248)
                                                                   ------------          ------------
      Total stockholders' equity                                      5,327,890             4,898,281
                                                                   ------------          ------------
      Total liabilities and stockholders' equity                   $  9,395,164          $  8,396,800
                                                                   ============          ============

                                SENTO CORPORATION
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                                   (UNAUDITED)

                                                         Three Months         Three Months
                                                             Ended               Ended
                                                         June 30, 2000        June 30, 1999
                                                         -------------        -------------
Revenue                                                   $ 6,053,052          $ 3,301,721
Cost of sales                                               4,740,166            2,341,010
                                                          -----------          -----------
   Gross profit                                             1,312,886              960,711

Costs and expenses:
   Selling, general and administrative                        875,854            1,165,501
   Research and development                                        --               27,356
                                                          -----------          -----------
      Total costs and expenses                                875,854            1,192,857
                                                          -----------          -----------
   Operating  income (loss)                                   437,032             (232,146)

Equity loss on investment in EchoPass Corporation            (149,795)                  --
Other expense (net)                                           (12,213)             (49,076)
                                                          -----------          -----------
Income (loss) before taxes                                    275,024             (281,222)
Income tax benefit                                                 --               66,279
                                                          -----------          -----------
Income (loss) from continuing operations                      275,024             (214,943)
Loss from discontinued operations, net of
   income taxes                                                    --              (51,389)
                                                          -----------          -----------
Net income (loss)                                         $   275,024          $  (266,332)
                                                          ===========          ===========

Basic income (loss per) share:
Income (loss) from continuing operations                  $      0.03          $     (0.03)
Loss from discontinued operations                                  --                (0.01)
                                                          -----------          -----------
Net income (loss)  per common share                       $      0.03          $     (0.04)
                                                          ===========          ===========
Diluted income (loss) per share:
Income (loss) from continuing operations                  $      0.03          $     (0.03)
Loss from discontinued operations                                  --                (0.01)
                                                          -----------          -----------
Net income (loss) per common share                        $      0.03          $     (0.04)
                                                          ===========          ===========


Weighted average number of common and
   common equivalent shares outstanding:

Basic                                                       8,318,380            6,267,069
Diluted                                                     9,647,883            6,267,069


                                SENTO CORPORATION
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (UNAUDITED)

                                                                   Three Months           Three Months
                                                                       Ended                 Ended
                                                                   June 30, 2000         June 30, 1999
                                                                   -------------         -------------
Cash flows from operating activities:
  Net income (loss)                                                 $   275,024          $  (266,332)
  Adjustments to reconcile net loss to net cash
   provided (used) by operating activities:
     Depreciation and amortization                                      283,346              292,407
     Loss on disposal of assets                                              --                8,053
     Equity loss in investment in EchoPass Corporation                  149,795                   --
     Changes in operating assets and liabilities:
        Accounts receivable                                              13,265              772,956
        Prepaid taxes                                                        --              325,130
        Other assets                                                    (58,023)              24,102
        Accounts payable                                                 31,489             (348,315)
        Accrued liabilities                                             435,012             (779,453)
        Deferred revenue                                                (98,196)            (108,007)
                                                                    -----------          -----------
           Net cash provided (used) by operating activities           1,031,712              (79,459)
Cash flows used in investing activities:
   Purchase of property and equipment                                  (349,603)            (222,904)
                                                                    -----------          -----------
Cash flows from financing activities:
   Proceeds from issuance of stock                                           --            1,659,997
   Issuance of long-term debt                                           208,462                   --
   Principal payments of long-term debt                                 (30,518)             (54,432)
   Net payments on credit line                                               --           (1,000,000)
   Proceeds from stock options and warrants  exercised                  114,778                4,395
                                                                    -----------          -----------
      Net cash provided by financing activities                         292,722              609,960
Effect of foreign exchange rates on cash                                     --               (3,954)
                                                                    -----------          -----------
Net increase in cash                                                    974,831              303,643
Cash at beginning of period                                           2,382,321              275,893
                                                                    -----------          -----------
Cash at end of period                                               $ 3,357,152          $   579,536
                                                                    ===========          ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
   Interest                                                         $    38,789          $    22,195


                                SENTO CORPORATION
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)


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

     Operating results for the three months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2000.

     Certain balances in the financial statements for the three-month period ended June 30, 1999 have been reclassified to conform to the current presentation.

B.   COMPREHENSIVE INCOME (LOSS)

     The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," effective April 1, 1998. SFAS 130 establishes standards for reporting and displaying comprehensive loss and its components in financial statements. The components of the Company's comprehensive income (loss) are as follows:

                                                     Three Months Ended    Three Months Ended
                                                       June 30, 2000          June 30, 1999
                                                     ------------------    ------------------
     Net income (loss)                                    $275,024            $(266,332)
     Foreign currency translation
       adjustment                                               --               (3,954)
                                                          --------            ---------
     Comprehensive income (loss)                          $275,024            $(270,286)
                                                          ========            =========


C.   COMMON STOCK

     THREE MONTHS ENDED JUNE 30, 2000

     During the three months ended June 30, 2000, options to purchase 46,210 shares of common stock were exercised.

     THREE MONTHS ENDED JUNE 30, 1999

     During the three months ended June 30, 1999, all outstanding convertible bonds including accrued interest were converted into 401,264 shares of the Company's common stock. The Company also completed a private placement of common stock in June of 1999, whereby 600,000 units, each unit consisting of two shares of common stock and a warrant to purchase one share of common stock, were sold. The units were sold at a price of $3.20 per unit for total proceeds of $1,880,522 (net of $39,478 in offering costs). Of the total proceeds, cash from subscriptions totaling $260,003 was received in July of 1999. The warrants are exercisable for a three-year period at $2.50 per share.

     In addition to the above transactions, options to purchase 45,377 shares of the Company's common stock were exercised during the three months ended June 30, 1999.

D.   INCOME/LOSS PER SHARE

     Income/loss per share is computed in accordance with Financial Accounting Standards Board Standard 128, "Earnings Per Share." Basic income/loss per share is computed as net income or loss divided by the weighted average number of shares of common stock outstanding for the period. Diluted income per share reflects the potential dilution that could occur from shares of common stock issuable through stock options, warrants and other convertible securities. The effect of employee stock options to purchase 2,305,463 shares of common stock, warrants to purchase 858,751 shares of common stock and 257,400 shares issuable pursuant to convertible debentures have been included in the calculation of diluted common stock outstanding for the three months ended June 30, 2000. Employee stock options to purchase 1,999,125 shares of common stock and warrants to purchase 1,087,500 shares of common stock that were outstanding during the three months ended June 30, 1999 were not included in the computation of diluted loss per share because to do so would be anti-dilutive.

     The following table sets forth the computation of basic and diluted earnings per share for the three months ended June 30, 2000 and 1999:

                                                                                       2000               1999
                                                                                   ----------         -----------
     BASIC NET INCOME (LOSS) PER SHARE:
     Net income (loss)                                                             $  275,024         $  (266,332)
     Weighted average common shares outstanding                                     8,318,380           6,267,069
                                                                                   ----------         -----------
     Basic net income (loss) per share                                             $     0.03         $     (0.04)
                                                                                   ==========         ===========

     DILUTED NET INCOME (LOSS) PER SHARE:
     Net income (loss)                                                             $  275,024         $  (266,332)
     After-tax equivalent of interest expense on convertible debentures                37,274                  --
                                                                                   ----------         -----------
     Income (loss) for purposes of computing diluted net income (loss) per
     share                                                                            312,298            (266,332)
                                                                                   ==========         ===========
     Weighted average common shares outstanding                                     8,318,380           6,267,069
     Dilutive stock options and stock purchase warrants                             1,072,103                  --
     Weighted average assumed conversion of convertible debentures                    257,400                  --
                                                                                   ----------         -----------
     Weighted average common and common equivalent shares outstanding for
     purposes of computing diluted net income (loss) per share                      9,647,883           6,267,069
                                                                                   ==========         ===========
     Diluted net income (loss) per share                                           $     0.03         $     (0.04)
                                                                                   ==========         ===========


E.   DISCONTINUED OPERATIONS

     The Company completed the sale of its VAR business and certain related assets effective June 30, 1999. The Company received cash of $50,000 and future contingent earn-out payments of up to $350,000 to be received over 36 months. As of June 30, 2000, the Company has received $26,651 under this arrangement. The Company recognized a gain on the sale before income taxes of approximately $5,000 that has been included in the loss from discontinued operations for the three months ended June 30, 1999.

     The VAR business has been accounted for as discontinued operations, and accordingly, the results of operations are segregated from continuing operations in the accompanying statements of operations. Revenue, operating costs and expenses, other income and expenses, and income taxes of this business have been reclassified to discontinued operations for the three months ended June 30, 1999. No allocation of general corporate overhead has been made to discontinued operations relating to this business.

F.   ECHOPASS CORPORATION

     Pursuant to shareholder vote at a special shareholder meeting in December 1999, the Company consummated the sale of technology to EchoPass Corporation (EchoPass) for 4,000,000 shares of EchoPass' Series A preferred stock in March 2000. EchoPass was formed in fiscal 2000 and is a development stage company. Sento has recorded its investment in EchoPass at the historical carrying value of the underlying technology that was transferred to EchoPass. As of March 31, 2000 Sento's investment represented a 26% ownership interest in EchoPass. Therefore, Sento has recorded its pro-rata share of EchoPass losses under the equity method of accounting. As of June 30, 2000, the investment in EchoPass has been written down to a zero balance as the result of recording Sento's pro-rata share of EchoPass losses.

G.   SEGMENT REPORTING

     The Company has adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. The Company's two reportable business segments have separate management teams. The segments consist of Technical Services and Training Services.

     TECHNICAL SERVICES: This segment offers a range of IT outsourcing services consisting of "call center," "help desk," and technical support services provided through the Company's "eCustomer Contact Centers."

     TRAINING SERVICES: This segment provides seminar training workshops, customized corporate training programs and multi-media presentations, all of which are designed to teach and reinforce skills required to make IT systems work effectively.

     The "Other" column includes corporate related items and results of insignificant operations.

     Summarized financial information concerning the Company's reportable segments for the three months ended June 30, 2000 and 1999 is shown in the following tables:

     THREE MONTHS ENDED               TECHNICAL           TRAINING
       JUNE 30, 2000                   SERVICES           SERVICES             OTHER               TOTAL
     ------------------------         ----------         ----------         -----------          ----------
     Revenues                         $4,856,045         $1,197,007         $        --          $6,053,052
     Cost of sales                     4,147,789            592,377                  --           4,740,166
     Depreciation                        173,543             29,115               9,242             211,900
     Segment operating income
        (loss)                           304,727            150,164             (17,859)            437,032
     Total assets as of  June
        30, 2000                       4,977,809            650,057           3,767,298           9,395,164


     THREE MONTHS ENDED               TECHNICAL           TRAINING
       JUNE 30, 1999                   SERVICES           SERVICES             OTHER               TOTAL
     ------------------------         ----------         ----------         -----------          ----------
     Revenues                         $2,128,492         $  895,742         $   277,487          $3,301,721
     Cost of sales                     1,744,338            488,708             107,964           2,341,010
     Depreciation                        226,061              6,900              40,767             273,728
     Segment operating income
        (loss)                          (121,126)          (123,909)             12,889            (232,146)
     Total assets as of  June
        30, 1999                       3,503,745            601,456           2,373,020           6,478,221


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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1999

REVENUES. Revenues from continuing operations increased 83% or $2,751,000 from $3,302,000 for the three months ended June 30, 1999 to $6,053,000 for the three months ended June 30, 2000. These revenues were generated primarily from the following two areas:

Technical services revenues increased 128%, or $2,728,000, from $2,128,000 for the three months ended June 30, 1999 to $4,856,000 for the three months ended June 30, 2000. The significant increase in eCustomer Contact Centers revenues was principally the result of the acquisition of new customers and increased revenues from existing customers. There were 212 agents in one facility in American Fork, Utah as of June 30, 1999; and there are now 507 agents in three facilities. Revenues by quarter for this segment for the eight quarters ended June 30, 2000 were as follows:

                            Three Months            Three Months            Three Months           Three Months
                                Ended                  Ended                   Ended                  Ended
                         September 31, 1998      December 31, 1998         March 30, 1999         June 30, 1999
                         ------------------      -----------------         --------------         -------------
Revenues                      $ 294,468              $ 685,881               $1,575,429             $2,128,492
                              =========              =========               ==========             ==========
Increase in revenue
from prior quarter            $   7,014              $ 391,413               $  889,548             $  553,063
                              =========              =========               ==========             ==========


                            Three Months            Three Months            Three Months           Three Months
                                Ended                  Ended                   Ended                  Ended
                         September 30, 1999      December 31, 1999         March 30, 2000         June 30, 2000
                         ------------------      -----------------         --------------         -------------

Revenues                     $ 2,318,631             $ 4,264,383             $ 5,267,371            $ 4,856,045
                             ===========             ===========             ===========            ===========
Increase (decrease)
in revenue from prior
quarter                      $   190,139             $ 1,945,752             $ 1,002,988            $  (411,326)
                             ===========             ===========             ===========            ===========


Training revenues increased 34%, or $301,000, from $896,000 for the three months ended June 30, 1999 to $1,197,000 for the three months ended June 30, 2000. This increase represents the Company's transition to intensive multi-week IT certification courses and custom corporate training from shorter, less intensive courses and other multi-media forms of IT training. This increase in sales volume, coupled with improved gross margin and a decrease in general and administrative expenses resulted in a profit for this division for the three months ended June 30, 2000 compared to a loss for the same period in 1999.

COST OF SALES. Cost of sales from continuing operations increased 102%, or $2,399,000, from $2,341,000 for the three months ended June 30, 1999 to $4,740,000 for the three months ended June 30, 2000. This increase was due in part to additional expenses necessary to generate increased revenue. Gross profit as a percentage of revenues decreased by 7.4 percentage points, from 29.1% of revenues during the three months ended June 30, 1999 to 21.7% of revenues for the three months ended June 30, 2000. This decrease in gross profit percentage was due, in large part, to certain inefficiencies that occurred in the eCustomer Contact Center operations. Among the factors causing this decrease in gross profit percentage were: increased overhead spending in anticipation of additional business in the second and third quarters of Sento's fiscal year 2001; reorganization of leadership in the eCustomer Contact Centers; the starting and ramping up of the Evanston, Wyoming eCustomer Contact Center; turnover of staff from college students leaving for summer recess and Sento's hiring and training new staff to replace departing staff; and increasing staffing for three new emerging customers during the last month of the quarter. As Sento has previously disclosed, adding new staff in the eCustomer Contact Center operations initially impacts the Company's earnings because of the up-front training and hiring costs of new agents and the time lag before they generate revenue. These extra expenses and resulting lower gross margin may continue if Sento adds more staff.

In addition to the above mentioned increased operating expenses, Sento and EchoPass have differences in opinion over the interpretation of certain aspects of the agreement between Sento and EchoPass concerning pricing. As a result of these differences of opinion, the companies are working under an interim agreement through the end of September 2000. Both companies are working to resolve these differences. However, if Sento is unable to resolve these differences in a way that is consistent with its original understanding of the agreement between the two companies, Sento will continue to experience lower than expected gross margins. Additional charges from EchoPass reduced gross margin for the eCustomer Contact Center division by approximately 2% for the three months ended June 30, 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased 25%, or $290,000, from $1,166,000 for the three months ended June 30, 1999 to $876,000 for the three months ended June 30, 2000. The decrease was due primarily to reduced marketing costs in the training division, the cessation of operations of Sento Australia, and the continuing efforts of management to control and reduce selling, general and administrative expenses.

DISCONTINUED OPERATIONS. The Company sold all of its VAR business and related assets as of June 30, 1999. The loss from continuing operations reflected in the Condensed Consolidated Statement of Operations for the three months ended June 30, 1999 excludes the VAR business' revenues and expenses. Loss from these discontinued operations was $51,389 for the three months ended June 30, 1999.

OTHER INCOME (EXPENSE). The Company accounts for its investment in EchoPass under the equity method of accounting. During the three months ended June 30, 2000, the Company recognized its portion of EchoPass' losses up to its total investment in EchoPass and will not recognize any further losses on this investment. Should EchoPass become profitable in the future, the Company will recognize its portion of the profits after its portion of unrecognized losses have been offset by profits.

LIQUIDITY AND CAPITAL RESOURCES

Cash balances increased 41%, or $975,000, from $2,382,000 at March 31, 2000 to $3,357,000 at June 30, 2000. Working capital increased to $4,253,000 at June 30, 2000 from $3,661,000 at March 31, 2000. These increases in cash and working capital originated mostly from positive cash flow from operations. In addition, the Company has unused lines of credit in the amount of approximately $4 million.

Historically the Company's primary sources of liquidity have been cash received from sales of assets and cash provided through private sales of equity and debt, as well as borrowings under a bank line of credit, and for the three months ended June 30, 2000 liquidity and cash were provided by positive cash flow from operations. In addition, the Company has financed some of the equipment utilized in its business through long-term leasing arrangements. The historic growth rate of the technical services division has consumed substantial amounts of cash, and the Company may be required to pursue additional funding opportunities to fund future growth should such growth accelerate in excess of historical and planned future growth. In the event the Company is not able to find such alternate sources of funding, its ability to pursue its planned business strategy may be limited. There can be no assurance that the Company will be able to obtain necessary capital funding on terms favorable to the Company.

THE STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-QSB THAT ARE NOT PURELY HISTORICAL ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL FORWARD-LOOKING STATEMENTS INVOLVE VARIOUS RISKS AND UNCERTAINTIES. FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT INCLUDE STATEMENTS REGARDING THE COMPANY'S PLANS TO DEVELOP AND DELIVER INTEGRATED INFORMATION TECHNOLOGY SERVICES, ACQUISITION PLANS, MARKET OPPORTUNITIES AND ACCEPTANCE, EXPECTATIONS, GOALS, REVENUES, FINANCIAL PERFORMANCE, STRATEGIES, MISSION AND INTENTIONS FOR THE FUTURE. SUCH FORWARD-LOOKING STATEMENTS ARE INCLUDED UNDER. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE MADE AS OF THE DATE HEREOF, BASED ON INFORMATION AVAILABLE TO THE COMPANY AS OF SUCH DATE, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENT. IT IS IMPORTANT TO NOTE THAT SUCH STATEMENTS MAY NOT PROVE TO BE ACCURATE AND THAT THE COMPANY'S ACTUAL RESULTS AND FUTURE EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN

SUCH STATEMENTS. AMONG THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S EXPECTATIONS ARE THOSE DESCRIBED UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS---RISKS RELATED TO EXISTING AND PROPOSED SENTO OPERATIONS." ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THIS SECTION AND OTHER FACTORS INCLUDED ELSEWHERE IN THIS REPORT.

RISKS RELATED TO EXISTING AND PROPOSED SENTO OPERATIONS

In addition to other information in this Report, the following are important factors that should be considered carefully in evaluating the Company and its business.

DEPENDENCE ON KEY CUSTOMERS. Three customers accounted for 67% of the revenues of the Company for the year ended March 31, 2000, and for the three months ended June 30, 2000, two customers accounted for 58% of the revenues of the Company. Consistent with industry standards, Sento's contracts are generally cancelable by the customer on short-term notice. Sento's loss of a significant amount of business with any of its key customers could have, and the loss of a substantial amount of business with any of its principal existing technical support customers would have, a material adverse effect on Sento's business, financial condition and results of operations. In addition, Sento's future revenue growth is dependent upon its ability to attract and retain new customers.

RELIANCE ON ECHOPASS FOR OUTSOURCED SERVICES. Since completion of the EchoPass transactions in March 2000, Sento no longer possesses the technology and no longer employs a number of former technical support employees who are presently engaged in developing the technology and maintaining Sento's eCustomer Contact Centers. Many of these technical support functions are now provided by EchoPass employees on an outsourced basis pursuant to a services agreement. As a result, Sento is dependent on EchoPass for many of the technical support functions related to Sento's eCustomer Contact Centers. The outsourcing relationship could result in decreased attention to Sento's needs, slower response times and the lack of redundant support functions. If EchoPass fails in its business efforts, Sento would be required to re-develop the technical services necessary to support its operations. In addition, if EchoPass does not provide to Sento high-quality technical support services at competitive prices, Sento may elect or be forced to obtain replacement services from alternate sources. There can be no assurance that Sento would be able to obtain such services at a reasonable cost, if at all, or without a material interruption of its business.

CONFLICTS BETWEEN SENTO AND ECHOPASS. EchoPass owns the technology utilized in Sento's eCustomer Contact Centers. Although a services agreement between Sento and EchoPass grants to Sento the right to utilize substantially all of such technology in the operation of its existing and future eCustomer Contact Centers, EchoPass will likely have the opportunity to license such technology to third parties, including existing and potential competitors of Sento. Furthermore, since completing the EchoPass transactions, Sento and EchoPass have identified differences in their interpretations of certain pricing provisions of the services agreement and have undertaken discussions to reconcile those interpretations. Those discussions may result in an agreement to adjust the pricing provisions of the services agreement, to increase the amount of the fees to be charged by EchoPass for services rendered to Sento, resulting in lower gross margins and lower net income than previously anticipated by Sento. Such repricing, if it occurs, may have a material adverse effect on Sento's results of operations.

CHANGING NEEDS OF THE E-BUSINESS CUSTOMER SERVICE MARKET. The e-business customer service industry is characterized by rapid technological change, changes in customer requirements and preferences and the emergence of new industry standards and practices that could render Sento's existing and proposed products, services, proprietary technology and systems obsolete. To be competitive, Sento must continually improve the performance, features and reliability of its products and services, including its existing e-business customer service applications, and develop new products and services that address the increasingly sophisticated and varied needs of its prospective customers. If Sento cannot adapt or respond in a cost-effective and timely manner to changing industry standards, market conditions or customer requirements, its business and operating results would suffer and could negatively impact Sento's business and/or financial condition.

DILUTION OF SENTO'S OWNERSHIP. EchoPass' success in developing and licensing its technology will depend to a significant extent on EchoPass' ability to obtain financing required to develop, market and sell its technology. As a result, EchoPass will have an incentive to issue additional capital stock to sources of such financing. The issuance of such additional capital stock would have the effect of diluting Sento's ownership of the EchoPass capital stock and reducing Sento's ability to influence the management and policies of EchoPass.

The dilution of Sento's economic interests could result in Sento receiving less financial benefit from EchoPass' use of its technology than Sento could have obtained through commercializing the technology itself. In addition, Sento's lack of voting control over EchoPass could result in EchoPass taking actions in conflict with or adverse to the interests of Sento. These actions could include licensing the EchoPass technology to competitors of Sento. In addition, Sento will not have the unrestricted right to develop new applications for the EchoPass technology without obtaining the consent of EchoPass. Without a controlling interest in EchoPass, Sento will not be assured of obtaining EchoPass' consent for such additional applications.

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

LIQUIDITY AND CAPITAL RESOURCES. At June 30, 2000, Sento had working capital of $4,253,000 and a cash balance of $3,357,000. Sento's liquidity position has improved since June 30, 1999. However, future growth, particularly growth in excess of planned growth, will depend on the Company's ability to obtain financing. The historic growth rate of the technical services division has consumed substantial amounts of cash, and the Company may be required to pursue additional funding opportunities to fund future growth should it accelerate in excess of historical and planned future growth. In the event the Company is not able to find such alternate sources of funding, its ability to pursue its planned business strategy may be limited. There can be no assurance that the Company will be able to obtain necessary capital funding on terms favorable to the Company, if at all.

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

For the reasons identified above, management believes that period-to-period comparisons of Sento's results of operations may not be meaningful and that no one should rely upon them as an indication of future performance. Furthermore, Sento cannot provide any assurance that it will be able to achieve or sustain profitability on a quarterly basis.

COMMON STOCK ELIGIBLE FOR FUTURE SALE. Sales of substantial amounts of the Common Stock or the perception that such sales could occur, could have a negative impact on the prevailing market prices for the Common Stock. As of June 30, 2000, Sento had 8,359,608 shares of Common Stock outstanding, of which at least 7,521,756 were eligible as of such date under applicable securities laws for immediate sale in the public market without restriction, except for any shares purchased by any "affiliate" of Sento (as that term is defined under the rules and regulations of the Securities Act) which will be subject to the resale limitations of Rule 144 under the Securities Act or any successor rule ("Rule 144"). In addition, approximately 820,852 outstanding shares were, as of June 30, 2000, "restricted securities," as that term is defined under Rule 144, and may be eligible for sale, subject to certain restrictions, in the open market pursuant to Rule 144.

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

MANAGEMENT TRANSITION. Sento has, during the twelve months ended June 30, 2000, effected significant changes in its management team and key employees. In particular, Arthur F. Coombs, III became Chief Executive Officer in April 1999, Gary B. Filler joined Sento in March 1999 in a consulting role as Executive Vice President and Acting Chief Financial Officer, and Keith D. Barr joined Sento in April 1998 as Chief Information Officer. In connection with the EchoPass transactions, Sento accepted the resignations of Mr. Coombs as an employee, officer and director of Sento and Mr. Barr as an employee and officer of Sento, and both became full-time employees of EchoPass. As a result, Sento was required to identify and retain qualified individuals to fill the vacancies created by these departures. Mr. Dennis Herrick became Chief Executive Officer in March 2000. In addition, a majority of Sento's Board of Directors has been elected since July 1998. Sento's headcount has grown from 279 at June 30, 1999 to 540 at June 30, 2000. Sento cannot provide any assurance that its new management team and other new personnel can successfully manage Sento's rapidly evolving business, and any failure to do so could have a material adverse effect upon Sento's operating results.

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

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     a.   Reg. SB item 27, Financial Data Schedule




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SENTO CORPORATION
                                       (Registrant)



                                       By:  /s/ DENNIS L. HERRICK
                                          --------------------------------------
                                          Dennis L. Herrick
                                          President and Chief Executive Officer



                                       By:  /s/ STANLEY J. CUTLER
                                          --------------------------------------
                                          Stanley J. Cutler
                                          Corporate Controller and Secretary




Dated August 8, 2000