Form 10QSB
period 2000-09-30
SENTO CORP
filed 2000-11-08
CIK 4317

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended September 30, 2000
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

Commission File Number 06425

SENTO CORPORATION
Exact Name of Small Business Issuer as Specified in its Charter

Utah (State or other Jurisdiction of Incorporation or Organization)	87-0284979 (I.R.S. Employer Identification No.)
808 East Utah Valley Drive American Fork, Utah (Address of Principal Executive Offices)	84003 (zip code)

(801) 492-2000
Issuer's telephone number, including area code:

    Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at September 30, 2000
Common capital stock $.25 par value	8,596,374

    Transitional Small Business Disclosure Format (check one):  Yes / /  No /x/

SENTO CORPORATION
Quarterly Report on Form 10-QSB
Quarter ended September 30, 2000
TABLE OF CONTENTS

1

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

SENTO CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30, 2000	March 31, 2000
	(Unaudited)
ASSETS
Current assets:
Cash	$3,501,187	$2,382,321
Accounts receivable (net)	4,141,517	3,422,359
Other current assets	220,061	216,207

Total current assets	7,862,765	6,020,887
Property and equipment (net)	3,216,457	2,158,887
Other assets	74,974	217,026

Total Assets	$11,154,196	$8,396,800

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$177,766	$80,492
Accounts payable	1,822,977	752,976
Accrued liabilities	1,223,530	1,278,420
Deferred revenue	103,597	247,540

Total current liabilities	3,327,870	2,359,428
Long-term liabilities:
Convertible debt	1,042,053	998,414
Long-term debt, net of current portion	670,619	140,677

Total long-term liabilities	1,712,672	1,139,091
Stockholders' equity:
Common stock	2,149,094	2,078,351
Additional paid-in capital	10,956,110	10,395,230
Deferred compensation	(56,438)	(136,052)
Accumulated deficit	(6,935,112)	(7,439,248)

Total stockholders' equity	6,113,654	4,898,281

Total liabilities and stockholders' equity	$11,154,196	$8,396,800

SENTO CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30		Six Months Ended September 30
	2000	1999	2000	1999
Revenue	$6,421,225	$3,570,354	$12,474,277	$6,872,075
Cost of sales	5,231,426	2,649,829	9,971,592	4,990,839

Gross profit	1,189,799	920,525	2,502,685	1,881,236
Costs and expenses:
Selling, general and administrative	928,290	1,123,104	1,804,144	2,288,605
Research and development	—	89,958	—	117,314

Total costs and expenses	928,290	1,213,062	1,804,144	2,405,919

Operating income (loss)	261,509	(292,537)	698,541	(524,683)
Equity loss on investment in EchoPass Corporation	—	—	(149,795)	—
Other income (expense) (net)	(32,397)	114,722	(44,610)	65,646

Income (loss) before taxes	229,112	(177,815)	504,136	(459,037)
Income tax benefit	—	69,124	—	135,403

Income (loss) from continuing operations	229,112	(108,691)	504,136	(323,634)
Loss from discontinued operations, net of income taxes	—	—	—	(51,389)

Net income (loss)	$229,112	$(108,691)	$504,136	$(375,023)

Basic income (loss per) share:
Income (loss) from continuing operations	$0.03	$(0.01)	$0.06	$(0.05)
Income (loss) from discontinued operations	—	—	—	—

Net income (loss) per common share	$0.03	$(0.01)	$0.06	$(0.05)

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.03	$(0.01)	$0.05	$(0.05)
Income (loss) from discontinued operations	—	—	—	—

Net income (loss) per common share	$0.03	$(0.01)	$0.05	$(0.05)

Weighted average common shares outstanding:
Basic	8,499,367	7,861,083	8,408,873	7,077,069
Diluted	9,070,165	7,861,083	9,230,324	7,077,069

SENTO CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30,
	2000	1999
Cash flows from operating activities:
Net income (loss)	$504,136	$(375,023)
Adjustments to reconcile net income (loss) to net cash
provided by (used) in operating activities:
Depreciation and amortization	582,810	536,381
Loss on disposal of assets	—	5,718
Equity loss on investment in EchoPass Corporation	149,795	—
Changes in operating assets and liabilities:
Accounts receivable	(719,158)	970,750
Prepaid taxes	—	324,229
Other assets	(45,428)	(85,110)
Accounts payable	1,070,001	(1,281,651)
Accrued liabilities	(54,890)	(470,242)
Deferred revenue	(143,943)	(126,179)

Net cash provided by (used) in operating activities	1,343,323	(501,127)
Cash flows used in investing activities:
Business disposal, net of cash	—	50,000
Purchase of property and equipment	(1,499,294)	(682,877)

Net cash used in investing activities	(1,499,294)	(632,877)
Cash flows from financing activities:
Proceeds from issuance of stock	—	1,880,522
Principal payments of long term debt	(47,319)	(100,175)
Issuance of long-term debt	690,533	—
Net payments on credit line	—	(500,000)
Proceeds from stock issued through employee stock purchase plan	139,349	—
Proceeds from stock options exercised	492,274	8,122

Net cash provided by financing activities	1,274,837	1,288,469
Effect of foreign exchange rates on cash	—	(3,353)

Net increase in cash	1,118,866	151,112
Cash at beginning of period	2,382,321	275,893

Cash at end of period	$3,501,187	$427,005

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$63,866	$39,911
Income taxes	$—	$3,678

SENTO CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2000
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

    Operating results for the three and six months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2000.

B. COMMON STOCK

  Six months ended September 30, 2000

    During the six months ended September 30, 2000, options to purchase 241,991 shares of common stock were exercised and 40,985 shares of common stock were purchased under the Company's Employee Stock Purchase Plan.

  Six months ended September 30, 1999

    During the six months ended September 30, 1999, the following transactions occurred which affected common stock:

    All outstanding convertible bonds ($500,000 principal) including accrued interest were converted into 401,264 shares of common stock.

    A private placement of common stock was completed in June of 1999, whereby 600,000 units, each unit consisting of two shares of common stock and a warrant to purchase one share of common stock, were sold. The units were sold at a price of $3.20 per unit for total proceeds of $1,880,522 (net of $39,478 in offering costs). The warrants are exercisable for a three-year period at $2.50 per share.

    Options to purchase 48,384 shares of common stock were exercised.

    On August 11, 1999, the Company issued 169,097 shares of common stock pursuant to a settlement and release agreement (the "Agreement") with Educational Systems, Inc ("ESI"). The Agreement called for the issuance of common stock in full satisfaction of unpaid costs that had been accrued by the Company under an acquisition agreement executed by Sento, Sento Training Corporation, a wholly owned subsidiary of the Company, and ESI in August of 1998.

C. INCOME/LOSS PER SHARE

    Income/loss per share is computed in accordance with Financial Accounting Standards Board Standard 128, "Earnings Per Share." Basic income/loss per share is computed as net income or loss divided by the weighted average number of shares of common stock outstanding for the period. Diluted income per share reflects the potential dilution that could occur from shares of common stock issuable through stock options, warrants and other convertible securities. The effect of employee stock options to purchase 1,647,813 shares of common stock and warrants to purchase 858,751 shares of common stock have been included in the calculation of diluted common stock outstanding for the three and six months ended September 30, 2000. Shares issuable pursuant to convertible debentures (257,400 shares) have not been included in the calculation of diluted common stock outstanding for the three and six months ended September 30, 2000 because to do so would be anti-dilutive due to interest expense added back to net income.

    Employee stock options to purchase 1,774,787 shares of common stock and warrants to purchase 767,500 shares of common stock that were outstanding during the three and six months ended September 30, 1999 were not included in the computation of diluted loss per share because to do so would be anti-dilutive.

    The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and six months ended September 30, 2000 and 1999:

	Three Months Ended September 30
	2000	1999
Basic net income (loss) per share:
Net income (loss)	$229,112	$(108,691)
Weighted average common shares outstanding	8,499,367	7,861,083

Basic net income (loss) per share	$0.03	$(0.01)

Diluted net income (loss) per share:
Net income (loss)	$229,112	$(108,691)

Weighted average common shares outstanding	8,499,367	7,861,083
Dilutive stock options and stock purchase warrants	570,798	—

Weighted average common and common equivalent shares outstanding for purposes of computing diluted net income (loss) per share	9,070,165	7,861,083

Diluted net income (loss) per share	$0.03	$(0.01)

	Six Months Ended September 30
	2000	1999
Basic net income (loss) per share:
Net income (loss)	$504,136	$(375,023)
Weighted average common shares outstanding	8,408,873	7,077,069

Basic net income (loss) per share	$0.06	$(0.05)

Diluted net income (loss) per share:
Net income (loss)	$504,136	$(375,023)

Weighted average common shares outstanding	8,408,873	7,077,069
Dilutive stock options and stock purchase warrants	821,451	—

Weighted average common and common equivalent shares outstanding for purposes of computing diluted net income (loss) per share	9,230,324	7,077,069

Diluted net income (loss) per share	$0.05	$(0.05)

D. DISCONTINUED OPERATIONS

    The Company completed the sale of its VAR business and certain related assets effective June 30, 1999. The Company received cash of $50,000 and future contingent earn-out payments of up to $350,000 to be received over 36 months. As of September 30, 2000, the Company had received $26,651 in earn-out payments under this arrangement. The Company recognized a gain on the sale before income taxes of approximately $5,000 that has been included in the loss from discontinued operations for the six months ended September 30, 1999.

    The VAR business has been accounted for as discontinued operations, and accordingly, the results of operations are segregated from continuing operations in the accompanying 1999 statements of operations. Revenue, operating costs and expenses, other income and expenses, and income taxes of this business have been reclassified to discontinued operations for the six months ended September 30, 1999. No allocation of general corporate overhead has been made to discontinued operations relating to this business.

E. ECHOPASS CORPORATION

    Pursuant to a shareholder vote at a special shareholder meeting in December 1999, the Company consummated the sale of certain technology to EchoPass Corporation (EchoPass) in exchange for 4,000,000 shares of EchoPass' Series A preferred stock in March 2000. EchoPass was formed in fiscal 2000 and is a development stage company. Sento has recorded its investment in EchoPass at the historical carrying value of the underlying technology that was transferred to EchoPass. As of March 31, 2000 Sento's investment represented a 26% ownership interest in EchoPass. Therefore, Sento has recorded its pro-rata share of EchoPass losses under the equity method of accounting. As of September 30, 2000, the investment in EchoPass had been written down to a zero balance as the result of recording Sento's pro-rata share of EchoPass losses.

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

    Summarized financial information concerning the Company's reportable segments for the three and six months ended September 30, 2000 and 1999 is shown in the following tables:

Three Months Ended September 30, 2000	Technical Services	Training Services	Other	Total
Revenues	$5,394,214	$1,027,011	$—	$6,421,225
Cost of sales	4,674,295	557,131	—	5,231,426
Depreciation	185,671	34,842	9,311	229,824
Segment operating income (loss)	211,977	49,901	(369)	261,509
Total assets as of September 30, 2000	$6,217,215	$698,589	$4,238,392	$11,154,196
Three Months Ended September 30, 1999	Technical Services	Training Services	Other	Total
Revenues	$2,318,631	$1,006,984	$244,739	$3,570,354
Cost of sales	2,069,611	503,116	77,102	2,649,829
Depreciation	186,300	10,762	45,901	242,963
Segment operating income (loss)	(301,420)	35,524	(26,641)	(292,537)
Total assets as of September 30, 1999	$4,095,180	$690,224	$1,375,478	$6,160,882
Six Months Ended September 30, 2000	Technical Services	Training Services	Other	Total
Revenues	$10,250,259	$2,224,018	$—	$12,474,277
Cost of sales	8,822,084	1,149,508	—	9,971,592
Depreciation	359,214	63,957	18,553	441,724
Segment operating income	516,704	49,901	131,936	698,541
Total assets as of September 30, 2000	$6,217,215	$698,589	$4,238,392	$11,154,196
Six Months Ended September 30, 1999	Technical Services	Training Services	Other	Total
Revenues	$4,447,123	$1,902,726	$522,226	$6,872,075
Cost of sales	3,813,949	991,824	185,066	4,990,839
Depreciation	412,361	17,662	86,668	516,691
Segment operating income (loss)	(422,546)	(88,385)	(13,752)	(524,683)
Total assets as of September 30, 1999	$4,095,180	$690,224	$1,375,478	$6,160,882

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

Results of Operations

Three Months Ended September 30, 2000 Compared to the Three Months Ended September 30, 1999

    Revenues.  Revenues from continuing operations increased 80% or $2,851,000 from $3,570,000 for the three months ended September 30, 1999 to $6,421,000 for the three months ended September 30, 2000. These revenues were generated primarily from the following two areas:

    Technical services revenues increased 133%, or $3,075,000, from $2,319,000 for the three months ended September 30, 1999 to $5,394,000 for the three months ended September 30, 2000. The significant increase in eCustomer Contact Centers revenues was principally the result of the acquisition of new customers and increased revenues from existing customers. There were 316 agents in one facility in American Fork, Utah as of September 30, 1999; and there were 647 agents in three facilities as of September 30, 2000. Revenues by quarter for this segment for the nine quarters ended September 30, 2000 were as follows:

Three Months Ended	Revenues	Increase (Decrease) From Prior Quarter
September 30, 1998	$294,468	$7,014
December 31, 1998	$685,881	$391,413
March 31, 1999	$1,575,429	$889,548
June 30, 1999	$2,128,492	$553,063
September 30, 1999	$2,318,631	$190,139
December 31, 1999	$4,264,383	$1,945,752
March 31, 2000	$5,267,371	$1,002,988
June 30, 2000	$4,856,045	$(411,326)
September 30, 2000	$5,394,214	$538,169

    Training revenues remained consistent between the two quarters with only a modest increase of 2%, or $20,000, from $1,007,000 for the three months ended September 30, 1999 to $1,027,000 for the three months ended September 30, 2000. Growth in this division has been affected by the market's reaction to Microsoft's introduction of Windows 2000 and the migration from Microsoft's NT to Windows 2000 related certifications.

    Cost of Sales.  Cost of sales from continuing operations increased 97%, or $2,582,000, from $2,649,000 for the three months ended September 30, 1999 to $5,231,000 for the three months ended September 30, 2000. This increase was due in part to additional expenses necessary to generate increased revenue. Gross profit as a percentage of revenues decreased by 7 percentage points, from 26% of revenues during the three months ended September 30, 1999 to 19% of revenues for the three months ended September 30, 2000. This decrease in gross profit percentage was due, in large part, to up-front training and hiring costs for new agents, and the time lag before they generate revenue. Management expects to continue substantial additional hiring and training in the quarter ending

December 31, 2000 in order to meet forecasted growth. As a result, training and hiring costs are expected to continue to have an adverse impact on margins during the next quarter.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased 17%, or $195,000, from $1,123,000 for the three months ended September 30, 1999 to $928,000 for the three months ended September 30, 2000. The decrease was due primarily to the cessation of operations of Sento Australia and the continuing efforts of management to control and reduce selling, general and administrative expenses.

    Research and Development Expense.  The Company expensed $90,000 in research and development costs during the three months ended September 30, 1999. The majority of these costs related to the development of technology that was later sold to EchoPass. No significant research and development costs were incurred during the three months ended September 30, 2000, and the Company does not expect to incur significant research and development costs in the future.

    Other Income (Expense). During the three months ended September 30, 2000, the Company recorded other expense (net) of ($32,000), as compared to other income (net) of $115,000 during the three months ended September 30, 1999. The decrease of $147,000 was primarily due to the realization of income during the three months ended September 30, 1999 from the sale of assets. Management does not expect other income (expense) to be significant in future periods.

Six Months Ended September 30, 2000 Compared to the Six Months Ended September 30, 1999

    Revenues.  Revenues from continuing operations increased 82% or $5,602,000 from $6,872,000 for the six months ended September 30, 1999 to $12,474,000 for the six months ended September 30, 2000. These revenues were generated primarily from the following two areas:

    Technical services revenues increased 130%, or $5,803,000, from $4,447,000 for the six months ended September 30, 1999 to $10,250,000 for the six months ended September 30, 2000. The significant increase in eCustomer Contact Centers revenues was principally the result of the acquisition of new customers and increased revenues from existing customers. There were 316 agents in one facility in American Fork, Utah as of September 30, 1999; and there were 647 agents in three facilities as of September 30, 2000.

    Training revenues increased 17%, or $321,000, from $1,903,000 for the six months ended September 30, 1999 to $2,224,000 for the six months ended September 30, 2000. This increase represents the Company's transition to intensive multi-week IT certification courses and custom corporate training from shorter, less intensive courses and other multi-media forms of IT training.

    Cost of Sales.  Cost of sales from continuing operations increased 100%, or $4,981,000, from $4,991,000 for the six months ended September 30, 1999 to $9,972,000 for the six months ended September 30, 2000. This increase was due in part to additional expenses associated with the Company's efforts to generate increased revenue. Gross profit as a percentage of revenues decreased by 7 percentage points, from 27% of revenues during the six months ended September 30, 1999 to 20% of revenues for the six months ended September 30, 2000. This decrease in gross profit percentage was due, in large part, to up-front training and hiring costs for new agents, and the time lag before they generate revenue.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased 21%, or $485,000, from $2,289,000 for the six months ended September 30, 1999 to $1,804,000 for the six months ended September 30, 2000. The decrease was due primarily to the cessation of operations of Sento Australia and the continuing efforts of management to control and reduce selling, general and administrative expenses.

    Research and Development Expense.  The Company expensed $117,000 in research and development costs during the six months ended September 30, 1999. The majority of these costs related to the development of technology that was later sold to EchoPass. No material research and development costs were incurred during the six months ended September 30, 2000, and the Company does not expect to incur significant research and development costs in the future.

    Other Income (Expense).  The Company accounts for its investment in EchoPass under the equity method of accounting. During the six months ended September 30, 2000, the Company recognized its portion of EchoPass' losses up to its total investment in EchoPass and will not recognize any further losses on this investment. Should EchoPass become profitable in the future, the Company will recognize its portion of the profits after its portion of unrecognized losses have been offset by profits.

    Discontinued Operations.  The Company sold all of its VAR business and related assets as of June 30, 1999. The loss from continuing operations reflected in the Condensed Consolidated Statement of Operations for the six months ended September 30, 1999 excludes the VAR business' revenues and expenses. Loss from these discontinued operations was $51,000 for the six months ended September 30, 1999.

Liquidity and Capital Resources

    Cash balances increased 47%, or $1,119,000, from $2,382,000 at March 31, 2000 to $3,501,000 at September 30, 2000. Working capital increased to $4,535,000 at September 30, 2000 from $3,661,000 at March 31, 2000. These increases in cash and working capital originated mostly from positive cash flow from operations of $1,343,000. In addition, the Company has unused lines of credit in the amount of approximately $3.5 million.

    On September 13, 2000 the Board of Directors approved the repurchase of up to $1,000,000 of the Company's common stock. The repurchase program is conditioned upon the Company's maintenance of total cash of at least $3,500,000 plus an unused bank line of credit of $3,000,000.

    Historically the Company's primary sources of liquidity have been cash received from sales of assets and cash provided through private sales of equity and debt, as well as borrowings under a bank line of credit, and for the six months ended September 30, 2000 liquidity and cash were provided by positive cash flow from operations. In addition, the Company has financed some of the equipment utilized in its business through long-term leasing arrangements. The historic growth rate of the technical services division has consumed substantial amounts of cash, and the Company will be required to pursue additional funding opportunities to fund future growth should such growth accelerate in excess of historical and planned future growth. In the event the Company is not able to find such alternate sources of funding, its ability to pursue its planned business strategy may be limited. There can be no assurance that the Company will be able to obtain necessary capital funding on terms favorable to the Company.

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

Among the factors that could cause actual results to differ materially from the Company's expectations are those described under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risks Related to Existing and Proposed Sento Operations." All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section and other factors included elsewhere in this Report.

Risks Related to Existing and Proposed Sento Operations

    In addition to other information in this Report, the following are important factors that should be considered carefully in evaluating the Company and its business.

    Dependence on Key Customers.  Three customers accounted for 67% of the revenues of the Company for the year ended March 31, 2000, and for the six months ended September 30, 2000 two customers accounted for 57% of the revenues of the Company. Consistent with industry standards, Sento's contracts are generally cancelable by the customer on short-term notice. Sento's loss of a significant amount of business with any of its key customers could have, and the loss of a substantial amount of business with any of its principal existing technical support customers would have, a material adverse effect on Sento's business, financial condition and results of operations. In addition, Sento's future revenue growth is dependent upon its ability to attract and retain new customers.

    Reliance on EchoPass for Outsourced Services.  Since completion of the EchoPass transactions in March 2000, Sento no longer possesses the technology and no longer employs a number of former technical support employees who were formerly engaged in developing the technology and maintaining Sento's eCustomer Contact Centers. Many of these technical support functions are now provided by EchoPass employees on an outsourced basis pursuant to a services agreement. As a result, Sento is dependent on EchoPass for many of the technical support functions related to Sento's eCustomer Contact Centers. The outsourcing relationship could result in decreased attention to Sento's needs, slower response times and the lack of redundant support functions. If EchoPass fails in its business efforts, Sento would be required to re-develop the technical services necessary to support its operations or identify and retain an alternate third party provider of such services. In addition, if EchoPass does not provide to Sento high-quality technical support services at competitive prices, Sento may elect or be forced to obtain replacement services from alternate sources. There can be no assurance that Sento would be able to obtain such services at a reasonable cost, if at all, or without a material interruption of its business.

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

    Changing Needs of the e-business Customer Service Market.  The e-business customer service industry is characterized by rapid technological change, changes in customer requirements and preferences and the emergence of new industry standards and practices that could render Sento's existing and proposed products, services, proprietary technology and systems obsolete. To remain competitive, Sento must continually improve the performance, features and reliability of its products and services, including its existing e-business customer service applications, and develop new products and services that address the increasingly sophisticated and varied needs of its prospective customers. If Sento cannot adapt or respond in a cost-effective and timely manner to changing industry standards, market conditions or customer requirements, its business and operating results would suffer and could negatively impact Sento's business and/or financial condition.

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

    The dilution of Sento's economic interests could result in Sento receiving less financial benefit from EchoPass' use of its technology than Sento could have obtained through commercializing the technology itself. Sento's lack of voting control over EchoPass could result in EchoPass' taking actions in conflict with or adverse to the interests of Sento. In addition, Sento will not have the unrestricted right to develop new applications for the EchoPass technology without obtaining the consent of EchoPass. Without a controlling interest in EchoPass, Sento will not be assured of obtaining EchoPass' consent for such additional applications.

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

    Also, many major computer hardware and software companies provide their own technical support and customer training. Therefore, such companies are not within the potential customer base for IT service providers and have the capability of providing services that compete with those provided by Sento.

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

    Attracting, Training and Retaining Quality Management and Employees.  The IT services market suffers from a significant labor shortage. Sento's success will depend, in large part, on its ability to attract, retain and train highly-qualified technical, managerial and marketing personnel with IT expertise. Sento has not entered into employment agreements that require the services of any of its key managerial or technical personnel to remain with Sento for any specified period of time. Competition for such personnel is intense. There can be no assurance that Sento will be able to attract and maintain the personnel necessary for the development and operation of its business nor that it will be able to train its current employees on new developments in technology. Specifically, the loss of the Company's current Vice President of Operations, its Chief Executive Officer, or its Chief Financial Officer or of the services of an other key personnel or an inability to attract, retain, train and motivate qualified personnel could have a material adverse effect on the business, financial condition and results of operations of Sento.

    In addition, Sento's total employee count has grown from 585 as of March 31, 2000 to 845 as of October 31, 2000. The Company cannot provide any assurance that its current management team can successfully manage Sento's rapidly evolving business, and any failure to do so could have a material adverse effect upon Sento's operating results.

    Liquidity and Capital Resources.  At September 30, 2000, Sento had working capital of $4,535,000 and a cash balance of $3,501,000. Sento's liquidity position has improved since September, 1999. However, future growth, particularly growth in excess of planned growth, will depend on the Company's ability to obtain financing. The historic growth rate of the technical services division has consumed substantial amounts of cash, and the Company may be required to pursue additional funding opportunities to fund future growth should it accelerate in excess of historical and planned future growth. In the event the Company is not able to find such alternate sources of funding, its ability to pursue its planned business strategy may be limited. There can be no assurance that the Company will be able to obtain necessary capital funding on terms favorable to the Company, if at all.

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

    In particular, Sento's quarterly revenues from its eCustomer Contact Center operations are potentially volatile. Such revenues are principally a function of the number of support requests received by Sento and the time spent on such requests. Consequently, Sento's profitability may be adversely affected if Sento receives fewer support requests than anticipated or the time spent in resolving inquiries is greater than anticipated.

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

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to Vote of Security Holders

  a.
  On July 18, 2000, the Company held its Annual Meeting of Shareholders (the "Annual Meeting"). At the Annual Meeting, three matters were submitted to the Company's shareholders for consideration and approval. Those matters, together with the voting results for each matter, are described in the following paragraphs.

  1.
  Five directors of the Company were elected to serve until the 2001 Annual Meeting of Shareholders of the Company. The directors elected, together with votes received are: Kieth E. Sorenson 5,682,624 votes; Dennis L. Herrick 5,719,195 votes; Gary B. Filler 5,720,624 votes; Kim A. Cooper 5,720,624 votes; and Lyndon L. Ricks 5,720,624 votes.

  2.
  The Company's shareholders approved a proposal to ratify the April 18, 2000 approval by the Board of Directors to increase the number of shares of the Company's common stock available for issuance under the Company's Employee Stock Purchase Plan from 200,000 shares to 500,000 shares. With respect to this proposal, there were 5,392,155 votes cast in favor of the proposal, 306,961 votes cast against the proposal, and 40,042 votes abstained.

  3.
  The Company's shareholders approved a proposal to ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending March 31, 2001. With respect to this proposal, there were 5,711,205 shares cast favor of the proposal, 13,124 shares cast against the proposal, and 14,829 votes abstained.

Item 6.  Exhibits and Reports on Form 8-K

  a.
  Reg. SB item 27, Financial Data Schedule

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENTO CORPORATION (REGISTRANT)
By:	/s/ DENNIS L. HERRICK Dennis L. Herrick President and Chief Executive Officer
By:	/s/ STANLEY J. CUTLER Stanley J. Cutler Corporate Controller and Secretary

Dated November 8, 2000

QuickLinks

  PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  PART II. OTHER INFORMATION
  Item 4. Submission of Matters to Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES