Form 10QSB
period 2000-12-31
SENTO CORP
filed 2001-02-12
CIK 4317

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 2000

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

    State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at December 31, 2000
Common capital stock $.25 par value	8,561,370

    Transitional Small Business Disclosure Format (check one):  Yes / /  No /x/

SENTO CORPORATION
Quarterly Report on Form 10-QSB
Quarter ended December 31, 2000
TABLE OF CONTENTS

i

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements

SENTO CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	December 31, 2000	March 31, 2000
	(Unaudited)
ASSETS
Current assets:
Cash	$3,316,869	$2,382,321
Accounts receivable (net)	5,061,455	3,422,359
Other current assets	218,380	216,207

Total current assets	8,596,704	6,020,887
Property and equipment (net)	3,905,437	2,158,887
Other assets	71,052	217,026

Total Assets	$12,573,193	$8,396,800

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$395,440	$80,492
Accounts payable	1,857,391	752,976
Accrued liabilities	1,971,782	1,278,420
Deferred revenue	125,237	247,540

Total current liabilities	4,349,850	2,359,428
Long-term liabilities:
Convertible debt	1,066,141	998,414
Long-term debt, net of current portion	1,123,102	140,677

Total long-term liabilities	2,189,243	1,139,091
Stockholders' equity:
Common stock	2,149,718	2,078,351
Additional paid-in capital	10,900,373	10,395,230
Deferred compensation	(49,408)	(136,052)
Treasury stock	(111,893)	—
Accumulated deficit	(6,854,690)	(7,439,248)

Total stockholders' equity	6,034,100	4,898,281

Total Liabilities and Stockholders' Equity	$12,573,193	$8,396,800

SENTO CORPORATION
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31		Nine Months Ended December 31
	2000	1999	2000	1999
Revenue	$8,279,744	$5,527,932	$20,754,021	$12,400,007
Cost of sales	7,351,128	4,241,493	17,322,720	9,232,332

Gross profit	928,616	1,286,439	3,431,301	3,167,675
Costs and expenses:
Selling, general and administrative	800,490	1,114,645	2,604,634	3,415,213
Research and development	—	88,324	—	193,675

Total costs and expenses	800,490	1,202,969	2,604,634	3,608,888

Operating income (loss)	128,126	83,470	826,667	(441,213)
Equity loss on investment in EchoPass Corporation	—	—	(149,795)	—
Other income (expense) (net)	(47,704)	38,753	(92,314)	104,399

Income (loss) before taxes	80,422	122,223	584,558	(336,814)
Income tax benefit (expense)	—	(46,112)	—	89,291

Income (loss) from continuing operations	80,422	76,111	584,558	(247,523)
Loss from discontinued operations, net of income taxes	—	—	—	(51,389)

Net income (loss)	$80,422	$76,111	$584,558	$(298,912)

Basic income (loss per) share:
Income (loss) from continuing operations	$0.01	$0.01	$0.07	$(0.03)
Income (loss) from discontinued operations	—	—	—	(0.01)

Net income (loss) per common share	$0.01	$0.01	$0.07	$(0.04)

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.01	$0.01	$0.06	$(0.03)
Income (loss) from discontinued operations	—	—	—	(0.01)

Net income (loss) per common share	$0.01	$0.01	$0.06	$(0.04)

Weighted average common shares outstanding:
Basic	8,576,898	7,954,666	8,464,882	7,369,601
Diluted	8,940,893	8,717,077	9,133,847	7,369,601

SENTO CORPORATION
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December 31,
	2000	1999
Cash flows from operating activities:
Net income (loss)	$584,558	$(298,912)
Adjustments to reconcile net income (loss) to net cash
provided by (used) in operating activities:
Depreciation and amortization	857,546	822,478
Loss on disposal of assets	—	10,003
Deferred taxes	—	(22,786)
Equity loss on investment in EchoPass Corporation	149,795	—
Changes in operating assets and liabilities:
Accounts receivable	(1,639,096)	(181,976)
Prepaid taxes	—	375,148
Other assets	(48,747)	(178,872)
Accounts payable	1,104,415	(1,325,412)
Accrued liabilities	693,362	(85,604)
Deferred revenue	(122,303)	(177,637)

Net cash provided by (used) in operating activities	1,579,530	(1,063,570)
Cash flows used in investing activities:
Business disposal, net of cash	—	50,000
Investment in investee	—	(232,620)
Purchase of property and equipment	(2,483,166)	(1,058,440)

Net cash used in investing activities	(2,483,166)	(1,241,060)
Cash flows from financing activities:
Proceeds from issuance of stock	—	1,880,522
Principal payments of long term debt	(103,190)	(164,482)
Issuance of long-term debt	1,416,561	89,330
Net payments on credit line	—	200,000
Purchase of treasury stock	(111,893)	—
Proceeds from stock issued through employee stock purchase plan	139,349	—
Proceeds from stock options and warrants exercised	497,357	225,017

Net cash provided by financing activities	1,838,184	2,230,387
Effect of foreign exchange rates on cash	—	2,333

Net increase (decrease) in cash	934,548	(71,910)
Cash at beginning of period	2,382,321	275,893

Cash at end of period	$3,316,869	$203,983

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$107,295	$52,378
Income taxes	$—	$3,678

SENTO CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
December 31, 2000
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

    Operating results for the three and nine months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2000.

B. COMMON STOCK

  Nine months ended December 31, 2000

    During the nine months ended December 31, 2000, options to purchase 244,482 shares of common stock were exercised and 40,985 shares of common stock were purchased under the Company's Employee Stock Purchase Plan.

    There were 37,495 shares of common stock purchased at a total cost of $111,893 pursuant to a stock repurchase program approved by the Board of Directors in September 2000. The repurchase program authorizes the repurchase of up to $1,000,000 of the Company's common stock. The repurchase is conditioned upon the Company's having cash balances of at least $3,500,000 and $3,000,000 of unused bank line of credit immediately prior to the purchase of stock.

  Nine months ended December 31, 1999

    During the nine months ended December 31, 1999, the following transactions occurred which affected common stock:

    All outstanding convertible bonds ($500,000 principal) including accrued interest were converted into 401,264 shares of common stock. Subsequently, in January 2000, the Company sold Convertible Subordinated Debentures.

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

    Options to purchase 51,928 shares of common stock were exercised.

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

C. INCOME/LOSS PER SHARE

    Income/loss per share is computed in accordance with Financial Accounting Standards Board Standard 128, "Earnings Per Share." Basic income/loss per share is computed as net income or loss divided by the weighted average number of shares of common stock outstanding for the period. Diluted income per share reflects the potential dilution that could occur from shares of common stock issuable through stock options, warrants and other convertible securities. The effect of employee stock options to purchase 1,750,822 shares of common stock and warrants to purchase 858,751 shares of common stock have been included in the calculation of diluted common stock outstanding for the three and nine months ended December 31, 2000. Shares issuable pursuant to convertible debentures (257,400 shares) have not been included in the calculation of diluted common stock outstanding for the three and nine months ended December 31, 2000 because to do so would be anti-dilutive due to interest expense added back to net income.

    The effect of employee stock options to purchase 1,917,243 shares of common stock and warrants to purchase 682,500 shares of common stock have been included in the calculation of diluted common stock outstanding for the three months ended December 31, 2000 but not for computing diluted common stock outstanding for the nine months then ended as to do so would be anti-dilutive.

    The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and nine months ended December 31, 2000 and 1999:

	Three Months Ended December 31
	2000	1999
Basic net income per share:
Net income	$80,422	$76,111
Weighted average common shares outstanding	8,576,898	7,954,666

Basic net income per share	$0.01	$0.01

Diluted net income per share:
Net income	$80,422	$76,111

Weighted average common shares outstanding	8,576,898	7,954,666
Dilutive stock options and stock purchase warrants	363,995	762,411

Weighted average common and common equivalent shares outstanding for purposes of computing diluted net income per share	8,940,893	8,717,077

Diluted net income per share	$0.01	$0.01

	Nine Months Ended December 31
	2000	1999
Basic net income (loss) per share:
Net income (loss)	$584,558	$(298,912)
Weighted average common shares outstanding	8,464,882	7,369,601

Basic net income (loss) per share	$0.07	$(0.04)

Diluted net income (loss) per share:
Net income (loss)	$584,558	$(298,912)

Weighted average common shares outstanding	8,464,882	7,369,601
Dilutive stock options and stock purchase warrants	668,965	—

Weighted average common and common equivalent shares outstanding for purposes of computing diluted net income (loss) per share	9,133,847	7,369,601

Diluted net income (loss) per share	$0.06	$(0.04)

D. DISCONTINUED OPERATIONS

    The Company completed the sale of its VAR business and certain related assets effective June 30, 1999. The Company received cash of $50,000 and future contingent earn-out payments of up to $350,000 to be received over 36 months. As of December 31, 2000, the Company had received $44,594 in earn-out payments under this arrangement. The Company recognized a gain on the sale before income taxes of approximately $5,000 that has been included in the loss from discontinued operations for the nine months ended December 31, 1999.

    The VAR business has been accounted for as discontinued operations, and accordingly, the results of operations are segregated from continuing operations in the accompanying 1999 statements of operations. Revenue, operating costs and expenses, other income and expenses, and income taxes of this business have been reclassified to discontinued operations for the nine months ended December 31, 1999. No allocation of general corporate overhead has been made to discontinued operations relating to this business.

E. ECHOPASS CORPORATION

    Pursuant to a shareholder vote at a special shareholder meeting in December 1999, the Company consummated the sale of certain technology to EchoPass Corporation (EchoPass) in exchange for 4,000,000 shares of EchoPass' Series A preferred stock in March 2000. EchoPass was formed in fiscal 2000 and is a development stage company. Sento has recorded its investment in EchoPass at the historical carrying value of the underlying technology that was transferred to EchoPass. As of March 31, 2000 Sento's investment represented a 26% ownership interest in EchoPass. Therefore, Sento has recorded its pro-rata share of EchoPass losses under the equity method of accounting. As of December 31, 2000, the investment in EchoPass had been written down to a zero balance as the result of recording Sento's pro-rata share of EchoPass losses.

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

    Summarized financial information concerning the Company's reportable segments for the three and nine months ended December 31, 2000 and 1999 is shown in the following tables:

Three Months Ended December 31, 2000	Technical Services	Training Services	Other	Total
Revenues	$7,760,778	$518,966	$—	$8,279,744
Cost of sales	6,952,255	398,873	—	7,351,128
Depreciation	247,961	38,047	8,884	294,892
Segment operating income (loss)	264,702	(174,580)	38,004	128,126
Total assets as of December 31, 2000	$8,224,051	$354,079	$3,995,063	$12,573,193

Three Months Ended December 31, 1999	Technical Services	Training Services	Other	Total
Revenues	$4,264,383	$1,112,275	$151,274	$5,527,932
Cost of sales	3,401,245	738,726	101,522	4,241,493
Depreciation	208,796	25,045	44,411	278,252
Segment operating income (loss)	360,360	(210,897)	(65,993)	83,470
Total assets as of December 31, 1999	$5,271,945	$761,075	$1,452,125	$7,485,145

Nine Months Ended December 31, 2000	Technical Services	Training Services	Other	Total
Revenues	$18,011,037	$2,742,984	$—	$20,754,021
Cost of sales	15,774,339	1,548,381	—	17,322,720
Depreciation	607,175	102,004	27,437	736,616
Segment operating income	781,407	25,486	19,774	826,667
Total assets as of December 31, 2000	$8,224,051	$354,079	$3,995,063	$12,573,193

Nine Months Ended December 31, 1999	Technical Services	Training Services	Other	Total
Revenues	$8,711,506	$3,015,001	$673,500	$12,400,007
Cost of sales	7,215,194	1,730,550	286,588	9,232,332
Depreciation	621,157	42,707	124,250	788,114
Segment operating loss	(62,186)	(299,282)	(79,745)	(441,213)
Total assets as of December 31, 1999	$5,271,945	$761,075	$1,452,125	$7,485,145

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

Results of Operations

Three Months Ended December 31, 2000 Compared to the Three Months Ended December 31, 1999

    Revenues.  Revenues from continuing operations increased 50% or $2,752,000 from $5,528,000 for the three months ended December 31, 1999 to $8,280,000 for the three months ended December 31, 2000. These revenues were generated from the Company's operations in the following two business segments:

    Technical services revenues increased 82%, or $3,497,000, from $4,264,000 for the three months ended December 31, 1999 to $7,761,000 for the three months ended December 31, 2000. The significant increase in eCustomer Contact Center revenues was principally the result of increased revenues from existing customers and the acquisition of three new customers. There were approximately 470 agents in one facility in American Fork, Utah as of December 31, 1999; and there were a total of approximately 890 agents in three facilities as of December 31, 2000. Revenues by quarter for this segment for the ten quarters ended December 31, 2000 were as follows:

Three Months Ended	Revenues	Increase (Decrease) From Prior Quarter
September 30, 1998	$294,468	$7,014
December 31, 1998	$685,881	$391,413
March 31, 1999	$1,575,429	$889,548
June 30, 1999	$2,128,492	$553,063
September 30, 1999	$2,318,631	$190,139
December 31, 1999	$4,264,383	$1,945,752
March 31, 2000	$5,267,371	$1,002,988
June 30, 2000	$4,856,045	$(411,326)
September 30, 2000	$5,394,214	$538,169
December 31, 2000	$7,760,778	$2,366,564

    Training revenues decreased 53% or $593,000, from $1,112,000 for the three months ended December 31, 1999 to $519,000 for the three months ended December 31, 2000. The two main reasons for the revenue decline were students delaying their registration for classes in the new Windows 2000 MCSE certification classes and a decision by Intuit to no longer sell its customer lists to the general public, which adversely impacted marketing of QuickBooks classes. Sento is negotiating a new contract for QuickBooks customer lists, but the classes are not expected to have significant enrollment until late in the fourth fiscal quarter. Sento is now registering students for Windows 2000 MCSE classes. Sento expects training revenues to increase in the fourth fiscal quarter to a point that this division may break even. However, management expects this division's revenues to continue to decline as a percentage of Sento's total revenues, due to the expected growth in eCustomer Contact Centers revenues while training revenues are expected to increase at a slower rate.

    Cost of Sales.  Cost of sales from continuing operations increased 73%, or $3,110,000, from $4,241,000 for the three months ended December 31, 1999 to $7,351,000 for the three months ended December 31, 2000. This increase was due in part to additional expenses necessary to generate increased revenue. Gross profit as a percentage of revenues decreased by 12 percentage points, from 23% of revenues during the three months ended December 31, 1999 to 11% of revenues for the three months ended December 31, 2000. The rapid revenue growth in the eCustomer Contact Centers requires immediate and significant hiring and upfront training costs for new agents to handle the increased call volume. As a result, gross margins are adversely impacted because the new agents must be trained before they become productive in handling customer calls and begin to generate revenue. Management does not expect training costs to be significant in the fourth fiscal quarter of 2001as the staffing level is currently deemed sufficient to handle expected fourth fiscal quarter call volume, and the majority of the agents have now been trained. This decreased training expense coupled with increased agent efficiencies and an anticipated increase in revenues for the fourth quarter of fiscal 2001 is expected to improve gross margins for the quarter ending March 31, 2001.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased 28%, or $315,000, from $1,115,000 for the three months ended December 31, 1999 to $800,000 for the three months ended December 31, 2000. The decrease was due primarily to the cessation of operations of Sento Australia and the continuing efforts of management to control and reduce selling, general and administrative expenses. During the three months ended December 31, 2000, the Company recorded a $75,000 reduction of selling, general and administrative expense related to warrants issued to non-employee consultants, which were subject to periodic re-pricing under EITF96-18.

    Research and Development Expense.  The Company expensed $88,000 in research and development costs during the three months ended December 31, 1999. The majority of these costs related to the development of technology that was later sold to EchoPass Corporation ("EchoPass") in the fourth quarter of fiscal 2000. No significant research and development costs were incurred during the three months ended December 31, 2000, and the Company does not expect to incur significant research and development costs in the future.

    Other Income (Expense).  During the three months ended December 31, 2000, the Company recorded other expense (net) of ($48,000), as compared to other income (net) of $39,000 during the three months ended December 31, 1999. The decrease of $87,000 was primarily due to the realization of income during the three months ended December 31, 1999 from the sale of assets.

Nine Months Ended December 31, 2000 Compared to the Nine Months Ended December 31, 1999

    Revenues.  Revenues from continuing operations increased 67%, or $8,354,000, from $12,400,000 for the nine months ended December 31, 1999 to $20,754,000 for the nine months ended December 31, 2000. These revenues were generated from the Company's operations in the following two business segments:

    Technical services revenues increased 107%, or $9,299,000, from $8,712,000 for the nine months ended December 31, 1999 to $18,011,000 for the nine months ended December 31, 2000. The significant increase in eCustomer Contact Center revenues was principally the result of increased revenues from existing customers and the acquisition of six new customers.

    Training revenues decreased 9%, or $272,000, from $3,015,000 for the nine months ended December 31, 1999 to $2,743,000 for the nine months ended December 31, 2000. The two main reasons for the revenue decline were students delaying their registration for classes in the new Windows 2000 MCSE certification classes and a decision by Intuit to no longer sell its customer lists to the general public, which adversely impacted marketing of QuickBooks classes. Sento is negotiating a new contract for QuickBooks customer lists, but the classes are not expected to have significant enrollment until late in the fourth fiscal quarter. Sento is now registering students for Windows 2000 MCSE classes. Sento expects training revenues to increase in the fourth fiscal quarter to a point that this division may break even. However, management expects this division's revenues to continue to decline as a percent of Sento's total revenues, due to the expected growth in eCustomer Contact Centers revenues while training revenues are expected to increase at a slower rate.

    Cost of Sales.  Cost of sales from continuing operations increased 88%, or $8,091,000, from $9,232,000 for the nine months ended December 31, 1999 to $17,323,000 for the nine months ended December 31, 2000. This increase was primarily due to additional expenses associated with the generation of increased revenues. Gross profit as a percentage of revenues decreased by 9 percentage points, from 26% of revenues during the nine months ended December 31, 1999 to 17% of revenues for the nine months ended December 31, 2000. The rapid revenue growth in the eCustomer Contact Centers requires immediate and significant hiring and upfront training costs for new agents to handle the increased call volume. As a result, gross margins are adversely impacted because the new agents must be trained before they become productive in handling customer calls and begin to generate revenue. Management does not expect training costs to be significant in the fourth fiscal quarter of 2001as the staffing level is currently deemed sufficient to handle expected fourth fiscal quarter call volume, and the majority of the agents have now been trained. This decreased training expense coupled with increased agent efficiencies and an anticipated increase in revenues for the fourth quarter of fiscal 2001 is expected to improve gross margins for the quarter ending March 31, 2001.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased 24%, or $810,000, from $3,415,000 for the nine months ended December 31, 1999 to $2,605,000 for the nine months ended December 31, 2000. The decrease was due primarily to the cessation of operations of Sento Australia and the continuing efforts of management to control and reduce selling, general and administrative expenses.

    Research and Development Expense.  The Company expensed $194,000 in research and development costs during the nine months ended December 31, 1999. The majority of these costs related to the development of technology that was later sold to EchoPass fourth quarter of fiscal 2000. No material research and development costs were incurred during the nine months ended December 31, 2000, and the Company does not expect to incur significant research and development costs in the future.

    Equity Loss on Investment in EchoPass Corporation.  The Company accounts for its investment in EchoPass under the equity method of accounting. During the nine months ended December 31, 2000, the Company recognized its portion of EchoPass' losses up to its total investment in EchoPass and will not recognize any further losses on this investment. Should EchoPass become profitable in the future, the Company will recognize its portion of the profits after its portion of unrecognized losses have been offset by profits.

    Other Income (Expense).  During the nine months ended December 31, 2000, the Company recorded other expense (net) of ($92,000), as compared to other income (net) of $104,000 during the nine months ended December 31, 1999. The decrease of $196,000 was primarily due to the realization of income during the nine months ended December 31, 1999 from the sale of assets. Management does not expect other income to be significant in future periods.

    Discontinued Operations.  The Company sold all of its VAR business and related assets as of June 30, 1999. The loss from continuing operations reflected in the Condensed Consolidated Statement of Operations for the nine months ended December 31, 1999 excludes the VAR business' revenues and expenses. Loss from these discontinued operations was $51,000 for the nine months ended December 31, 1999.

Liquidity and Capital Resources

    Cash balances increased 39%, or $935,000, from $2,382,000 at March 31, 2000 to $3,317,000 at December 31, 2000. Working capital increased to $4,247,000 at December 31, 2000 from $3,661,000 at March 31, 2000. These increases in cash and working capital originated principally from positive cash flow from operations of $1,580,000 and borrowings under long-term equipment loans. In addition, the Company has unused lines of credit in the amount of approximately $4.6 million.

    On September 13, 2000, the Board of Directors approved the repurchase of up to $1,000,000 of the Company's common stock. The repurchase program is conditioned upon the Company's having cash balances of at least $3,500,000 plus an unused bank line of credit of $3,000,000 immediately prior to any buyback of shares. As of December 31, 2000 the Company had repurchased 37,495 shares of common stock at a total cost of $112,000 under this buyback program.

    Historically the Company's primary sources of liquidity have been cash received from sales of assets and cash provided through private sales of equity and debt, as well as borrowings under a bank line of credit, and for the nine months ended December 31, 2000 liquidity and cash were provided by positive cash flow from operations. In addition, the Company has financed some of the equipment utilized in its business through long-term leasing arrangements. The historic growth rate of the technical services division has consumed substantial amounts of cash, and the Company will be required to pursue additional funding opportunities to fund future growth should such growth accelerate in excess of historical and planned future growth. In the event the Company is not able to find such alternate sources of funding, its ability to pursue its planned business strategy may be limited. There can be no assurance that the Company will be able to obtain necessary capital funding on terms favorable to the Company.

    The statements contained in this Quarterly Report on Form 10-QSB that are not purely historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements involve various risks and uncertainties. Forward-looking statements contained in this Report include statements regarding the Company's plans to develop and deliver integrated information technology services, market opportunities and acceptance, expectations, goals, revenues, financial performance, strategies, mission and intentions for the future. Such forward-looking statements are included under. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and encompass Sento's beliefs, expectations, hopes or intentions regarding future events. Words such as "expects," "believes," "anticipates," and "likely" also identify forward-looking statements. All forward-looking statements included in this Report are made as of the date hereof, based on information available to the Company as of such date, and the Company assumes no obligation to update any forward-looking statement. It is important to note that such statements may not prove to be accurate and that the Company's actual results and future events could differ materially from those anticipated in such statements. Among the factors that could cause actual results to differ materially from the Company's expectations are those described under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risks Related to Existing and Proposed Sento Operations." All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section and other factors included elsewhere in this Report.

Risks Related to Existing and Proposed Sento Operations

    In addition to other information in this Report, the following are important factors that should be considered carefully in evaluating the Company and its business.

    Dependence on Key Customers.  Three customers accounted for 67% of the revenues of the Company for the year ended March 31, 2000, and for the nine months ended December 31, 2000 two customers accounted for 55% of the revenues of the Company. Consistent with industry standards,

Sento's contracts are generally cancelable by the customer on short-term notice. Sento's loss of a significant amount of business with any of its key customers could have, and the loss of a substantial amount of business with any of its principal existing technical support customers would have, a material adverse effect on Sento's business, financial condition and results of operations. In addition, Sento's future revenue growth is dependent upon its ability to attract and retain new customers.

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

    Dilution of Sento's Ownership in EchoPass.  EchoPass' success in developing and licensing its technology will depend to a significant extent on EchoPass' ability to obtain financing required to develop, market and sell its technology. As a result, EchoPass will have an incentive to issue additional capital stock to sources of such financing. The issuance of such additional capital stock would have the effect of diluting Sento's ownership of the EchoPass capital stock and reducing Sento's ability to influence the management and policies of EchoPass.

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

    The IT services industry, however, has begun to experience a degree of consolidation and the entry of major IT companies, which has resulted in an additional level of competition from service providers that have greater name recognition, larger installed customer bases, and significantly greater financial, technical and marketing resources than Sento. Over the past several years, a number of existing companies have enjoyed increasing success and rapid internal growth. Several of these companies have been active in acquiring the smaller regional training companies and are becoming major competitors with a measurable share of this rapidly expanding market. In addition, major sole-source IT services companies such as Accenture, formerly Andersen Consulting, Computer Sciences Corp. ("CSC"), Electronic Data Systems ("EDS"), and IBM are providing full "turnkey" solutions to their large customers.

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

    Attracting, Training and Retaining Quality Management and Employees.  The IT services market suffers from a significant labor shortage. Sento's success will depend, in large part, on its ability to attract, retain and train highly-qualified technical, managerial and marketing personnel with IT expertise. Sento has not entered into employment agreements that require the services of any of its key managerial or technical personnel to remain with Sento for any specified period of time. Competition for such personnel is intense. There can be no assurance that Sento will be able to attract and maintain the personnel necessary for the development and operation of its business nor that it will be able to train its current employees on new developments in technology. Specifically, the loss of the Company's current Vice President of Operations, its Chief Executive Officer, or its Chief Financial Officer or of the services of any other key personnel or an inability to attract, retain, train and motivate qualified personnel could have a material adverse effect on the business, financial condition and results of operations of Sento.

    In addition, Sento's total employee count has grown from approximately 585 as of March 31, 2000 to approximately 969 as of December 31, 2000. The Company cannot provide any assurance that its current management team can successfully manage Sento's rapidly evolving business, and any failure to do so could have a material adverse effect upon Sento's operating results.

    Liquidity and Capital Resources.  At December 31, 2000, Sento had working capital of $4,247,000 and a cash balance of $3,317,000. Sento's liquidity position has improved since December, 1999. However, future growth, particularly growth in excess of planned growth, will depend on the Company's ability to obtain financing. The historic growth rate of the technical services division has consumed substantial amounts of cash, and the Company may be required to pursue additional funding opportunities to fund future growth should it accelerate in excess of historical and planned future growth. In the event the Company is not able to find such alternate sources of funding, its ability to pursue its planned business strategy may be limited. There can be no assurance that the Company will be able to obtain necessary capital funding on terms favorable to the Company, if at all.

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

    In particular, Sento's quarterly revenues from its eCustomer Contact Center operations are potentially volatile. Such revenues are principally a function of the number of support requests received by Sento, and the time spent on such requests. Consequently, Sento's profitability may be adversely affected if Sento receives fewer support requests than anticipated or the time spent in resolving inquiries is greater than anticipated.

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

    Dividends.  Dividends are payable on the Common Stock only when, as and if declared by Sento's Board of Directors. At present Sento intends to retain any future earnings for use in its business and therefore does not anticipate paying any dividends on the Common Stock in the foreseeable future.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

  a.
  Exhibit 10.1—Business Lease with Wyoming Financial Properties Inc.

  b.
  Exhibit 10.2—Loan Modification Agreement with Silicon Valley Bank

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENTO CORPORATION (REGISTRANT)
By:	/s/ DENNIS L. HERRICK Dennis L. Herrick President and Chief Executive Officer
By:	/s/ STANLEY J. CUTLER Stanley J. Cutler Corporate Controller and Secretary

Dated February 12, 2001

QuickLinks

  PART I—FINANCIAL INFORMATION Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  General
  Results of Operations
  Three Months Ended December 31, 2000 Compared to the Three Months Ended December 31, 1999
  Nine Months Ended December 31, 2000 Compared to the Nine Months Ended December 31, 1999
  Liquidity and Capital Resources
  Risks Related to Existing and Proposed Sento Operations
  PART II. OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES