Form 10KSB40
period 2001-03-31
SENTO CORP
filed 2001-06-20
CIK 4317

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

/x/	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2001 or
/ /	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

Sento Corporation
(Name of small business issuer in its charter)
Utah	000-06425	87-0284979
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)
808 East Utah Valley Drive American Fork, Utah 84003
(Address of principal executive offices, including zip code)
Issuer's telephone number, including area code: (801) 492-2000
Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $.25 par value

    Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /x/

    State Issuer's revenues for its most recent fiscal year: $26,103,625

    The aggregate market value of the Common Stock held by non-affiliates of the issuer, based upon the closing sale price of the Common Stock reported by the NASDAQ SmallCap Market on May 31, 2001, was approximately $19,282,717.

    The number of shares of Common Stock outstanding as of May 31, 2001 was 8,468,376

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Issuer's definitive proxy statement relating to its Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

    Transitional Small Business Disclosure Format (check one): Yes / /  No /x/

i

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

PART I

Item 1.  Business

    Sento provides Customer Contact Solutions, including customer acquisition, customer care, technical support services, help-desk functions, and Web solutions. Through its state-of-the-art Customer Contact Solutions Centers, Sento provides domestic and international support services to mid-sized and enterprise level companies including Fortune 500 companies. By allowing companies to focus on their core business, Sento believes it helps companies eliminate unnecessary costs while creating a better quality of service for the consumer. Throughout this Report, the word client refers to entities Sento serves, such as original equipment manufacturers ("OEMs"), software publishers, hardware system manufacturers, and other entities requiring mid-level to high-end technical services. The word customer refers to customers of Sento's clients.

Background

    Sento was formed in 1986 as Spire Technologies, Inc. and marketed high-end third party hardware and software products as a value added reseller ("VAR"). In 1996, Sento completed a share exchange with an existing public company.

    In 1997 and 1998, Sento undertook a strategic transition to focus its efforts on Customer Contact Solutions. Sento constructed a new generation customer contact facility ("Customer Contact Solutions Center" or "CCSC"), which is now operational and was staffed with 393 agents as of May 31, 2001. This CCSC has a capacity of between 500 and 790 agents, depending on how many shifts Sento is running. During the peak period of December 2000, this CCSC was staffed with approximately 625 agents.

    Sento sold certain operations, comprising substantially all of its VAR business, in March and June 1999. In October 1999, Sento announced its intention to undertake a series of transactions intended to accelerate the development and commercialization of the integrated voice and Internet customer care technology utilized in the Customer Contact Solutions Center. On November 17, 1999, Sento, as contributor, and EchoPass Corporation, a newly-formed Utah corporation organized by certain existing and former officers, directors and employees of Sento ("EchoPass"), as contributee, entered into a Contribution Agreement, subsequently amended and consummated as of March 1, 2000, pursuant to which, among other things, Sento transferred to EchoPass substantially all of the technology owned and utilized by Sento in the operation of its Customer Contact Solutions Centers (the "EchoPass Technology") (the "EchoPass Transactions"). In addition, as part of the EchoPass Transactions, EchoPass entered into Stock Purchase Agreements with a group of financial and strategic investors, who contributed approximately $27.6 million in exchange for shares of EchoPass Preferred Stock and a Master Software License Agreement between Genesys Telecommunications Laboratories, Inc., a leading developer of enterprise interaction management software ("Genesys"), as licensor, and EchoPass, as licensee. Under the Contribution Agreement, Sento and other parties to the EchoPass Transactions took the following actions:

      (i)  Sento transferred to EchoPass substantially all of the EchoPass Technology in exchange for 4,000,000 shares of EchoPass Series A Preferred Stock;

      (ii) Sento and EchoPass entered into a Statement of Work, which grants to Sento certain rights to utilize the EchoPass Technology in developing its existing and future Customer Contact Solutions Centers (the "Services Agreement");

      (iii) Sento and EchoPass entered into a Facilities and Services Agreement whereby Sento permits EchoPass to use certain office and research and development space located at Sento's principal offices, in exchange for a monthly payment of $7,800.

      (iv) EchoPass and Genesys entered into a Stock Purchase Agreement providing for EchoPass to transfer 1,000,000 shares of the EchoPass Series A Preferred to Genesys in exchange for $2,000,000 in cash and a Master Software License Agreement providing for Genesys to grant to EchoPass a license to use Genesys' Internet suite of enterprise interaction management software in the development of EchoPass' business operations on terms that are substantially more favorable than the pricing structure currently available to Sento; and

      (v) In addition to the above, Sento sold to EchoPass certain tangible assets, consisting primarily of computer equipment, in exchange for EchoPass' payment in cash of approximately $1,303,000.

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

    Sento's marketing and sales efforts focus primarily on middle market and enterprise level companies, including Fortune 500 companies. Sento's currently operational Customer Contact Solutions Centers are located in American Fork, Utah and Evanston, Wyoming.

Recent Developments

    Customer Contact Solutions Center Expansion.  In May 2000, Sento opened a new, state-of-the-art Customer Contact Solutions Center in Evanston, Wyoming. This expansion began with 20 support representatives (currently there are 90 representatives in this center) engaging in customer interactions over the Internet (email, Web text chat, Web callbacks and Internet calls) and handling standard telephony-based calls. This CCSC has a maximum capacity of approximately 400 representatives, depending on the shifts Sento is running. In October 2000 Sento announced its intention to construct a new Customer Contact Solutions Center in Green River, Wyoming. Sento is nearing completion of construction of the Green River facility and expects the new CCSC, which will accommodate 300 representatives, to be fully operational in the second fiscal quarter of 2002. In February 2001 Sento began the construction of a second CCSC in American Fork, Utah. Construction of the second American Fork CCSC has been completed and Sento expects the facility to be fully operational during the second fiscal quarter of 2002. Sento believes the expansion will increase Sento's ability to respond to anticipated business growth from current Fortune 500 clients and new client activity.

    Discontinuance of Training Division Operations.  On May 30, 2001, Sento announced that it is discontinuing the operations of its Training Division to focus on the Company's profitable, higher-growth CCSC business. The discontinuation of the Training Division operations is in line with the Company's stated objective of reducing operating expenses to concentrate resources and personnel on the Company's core business of CCSC.

The Industry

    The customer contact services industry encompasses a broad spectrum of services and technology used to build long-term relations between clients and their customers.

    Sento believes most organizations face a rapidly changing, highly competitive environment in which improved customer contact center services and enhanced customer interactions can be a significant factor in improving products and services, lowering costs, increasing customer satisfaction and building competitive advantages. Many top executives and managers recognize the importance of information technology ("IT") in their organizations and the potential benefits of improved customer service. At the same time, the rapid technological change and migration required to achieve those benefits creates tremendous pressure on organizations and their management. As the pace of advancements in technology accelerates, an organization's ability to evaluate, integrate, deploy and leverage new technology is becoming a critical competitive issue. In particular, internal contact centers are frequently challenged to use limited time and resources (both financial and human) to stay abreast of rapid technological change while maintaining the operations of customer contact centers without incurring significant technological or operational risks.

    The challenge of maintaining an organization's focus on core business areas while attempting to monitor and benefit from rapid changes has prompted many organizations to seek customer contact center solutions from external providers. Organizations are finding it increasingly difficult and expensive to service all their needs in-house. As a result, "outsourcing" is rapidly gaining favor among many organizations.

    Sento believes that the principal factors motivating organizations to pursue outsourced customer contact center services are the desire to provide improved customer service, an effort to focus internal organizational resources on the organization's core competencies, the necessity of enhancing revenue, growth, and efficiencies. Sento believes most organizations that currently support their customers in-house, whether in their core business or to facilitate business operations, are currently outsourcing, or will in the future outsource, some or all of their customer contact needs.

Business Strategy

    Sento's business strategy is to develop and provide integrated customer contact solutions that enable its customers to effectively use leading-edge technology to improve their business operations and reduce their operating expenses. Sento believes it can pursue its business strategy by implementing the following strategic initiatives:

    Develop and Market Leading Edge Customer Contact Solutions.  Sento develops strategies and implements customer contact solutions that help its clients significantly drive service costs lower while greatly improving customer choice and satisfaction. Sento's business strategy drives its clients' customers from expensive phone interactions to more cost-effective Web solutions. These innovative Web solutions are delivered through Sento's proprietary "Services Portal", through which customers access effective self-help tools, live chat with co-browse, email express, and other live Web services. Sento's unique Customer Resource Management ("CRM") environment records and delivers the customers' Web experience (i.e. the "click stream") to the live agent; thereby enhancing the customers' Web experience and enabling Sento to effectively measure and improve the self-help delivery.

    Internal Growth, Partnerships, and Acquisitions.  Sento intends to expand its operations by opening, acquiring, or partnering with other customer support facilities in strategic locations throughout the U.S. and foreign countries. Management believes that if Sento successfully identifies and consummates partnerships with or acquisitions of additional offices, it will enhance its ability to offer multinational clients a comprehensive package of integrated customer contact services. In addition to geographic expansion, Sento will seek to identify and partner with or acquire companies that provide complementary customer contact solutions and support, and as a result, extend the breadth of its service offerings.

    Attract and Retain Highly Skilled Professionals.  Sento's success will depend on its ability to attract, train, motivate and retain highly skilled professionals. Management believes Sento's approach to ongoing training and certifications provides an excellent career path filled with significant opportunities across the spectrum of experience, from entry-level positions to upper-level engineers. Sento's sales, customer care, helpdesk, and technical support centers offer both entry-level employees and seasoned professionals the prospect of training to enhance their abilities while serving customers across a broad range of vertical markets. Sento also offers its professionals the opportunity for rapid advancement and expert personal training, as employees can move from one career step to another while remaining within Sento. Sento employees work with leading-edge technologies in a flexible, entrepreneurial environment that includes ongoing training and development. Management believes Sento's ability to maintain this corporate culture has proven successful. Sento will continue to focus on retaining a talented workforce that exceeds industry expectations, resulting in a higher quality product for its clients.

    Capitalize on Technology.  Sento is currently or will soon be operating Customer Contact Solutions Centers in four locations and in two states. In the past, Sento was solely reliant on EchoPass services (including the EchoPass Technology transferred to EchoPass as discussed above). The Company has adopted an approach to technology, which reduces Sento's reliance on some EchoPass Technology and related services and combines traditional and proven call center infrastructure and systems. The melding of "cutting edge" technologies and proven systems provided by companies such as Nortel Networks (NT), Cisco Systems (CSCO), and AT&T Corporation (T) will enable Sento to attain previously unachieved levels of utilization and efficiency in the industry. While Sento will continue to use the EchoPass Technology and other EchoPass services of EchoPass, Sento is not solely reliant on a single vendor to provide products and services. Sento's policy on technology requires that infrastructure be fully scalable, meet or exceed customer needs, and have several levels of redundancy. Sento currently incorporates the "5 nines" into all of its own systems. The "5 nines" is a term used to identify the reliability of a system or process being fully functional 99.999% of its intended use time. For these reasons, Sento believes it has mitigated some of the risk of financial loss associated with system downtime or reliability issues.

    Sento's Customer Contact Solutions Centers go beyond a traditional telephone-centric customer support facility, incorporating increased customer contact points through nearly any media type, particularly focused on Internet interactions (e-mail, Web text chat, Internet calls, Web collaboration, Web callback interactions and co-browsing) as well as voice and fax communication, all with the same speed and efficiency as conventional telephone interactions. The advent of the Internet and the proliferation of electronic customer interactions are changing the manner in which businesses communicate with their customers, and Sento believes its Customer Contact Solutions Centers will position Sento to meet these emerging opportunities.

Services

    Sento's integrated customer contact solutions are designed to enable its clients to effectively use leading-edge technology to improve their business processes and operating results. Clients relying upon Sento to provide Customer Contact Solutions may realize reduced costs associated with product/services support, customer satisfaction and brand loyalty. Sento proposes to do this in several ways:

    Customer Contact Solutions.  Sento offers a broad range of customer contact outsourcing services consisting principally of customer acquisition, customer care, helpdesk, technical support, and the development of a Web strategy to drive customers to the Web. Sento uses advanced systems, including client/server-based database and reporting systems, Internet, local area networks ("LAN"), multi-user systems, Computer-Telephony Integration ("CTI"), CRM, and Integrated Voice Response ("IVR") technologies, to provide immediate and accurate support to its clients, enabling those clients to focus increased attention on their core business operations. CTI combines customer data with voice systems in order to enhance telephony services. For example, automatic number identification ("ANI") allows a caller's history to be retrieved from the database while the call is routed to the appropriate service representative. In this way, any available contact representative is fully informed of the customer's contact history and is more capable of servicing the customer in a fast and professional manner. IVR is an automated telephony system that responds with a voice menu that allows the user to make choices and enter information via the user's telephone keypad to receive information and accurately route the call to a service representative. IVR systems can be used in Sento's Customer Contact Solutions Centers to enhance or as a replacement for reception operators and may also integrate database access and fax responses. All of these services are able to collect valuable data about the customer that goes beyond contact solutions. As a first point of contact, Sento is also able to provide clients access to these databases in order to better understand customer habits, sales trends, or even improve product offerings.

  Customer Care.  Sento representatives are able to provide a variety of client specific services. These services may include billing and post sales customer inquiries, tracking order status, credit related transactions, providing product information and resources for problem resolution, mining customer data, or compiling customer records for client-specific use.

  Customer Acquisitions.  Sento trained representatives are able to perform a variety of sales and customer acquisition related tasks. Among the services offered are cross-sell and up-sell, payment processing, billing information, pricing information, and general inquiries, and customer assistance for common product questions. Sento is also able to capture customer profile information and interaction history and provide that to the client for future sales and marketing efforts.

  Helpdesk.  Client-certified Sento professionals acting on behalf of the client provide helpdesk services to end users and IT staffs. They are a powerful resource to address questions and problems involving applications, integrated desktop, network support or any other specialized area of need. Utilizing Sento personnel, clients may develop programs that meet very specific requirements, and then implement the program as a customer contact solution or as a supplement to the customer's on-site facility. In addition, Sento has the capability to dispatch trained engineers to customer or end-user locations when requested to provide on-site solutions.

  Technical Support.  Product support services are targeted towards OEMs, software publishers, hardware system manufacturers and other entities requiring mid level to high-end technical services. These services, which are more technical in nature than helpdesk or customer support services, are designed to provide customers with immediate and efficient access to "best-of-class" product support. Sento delivers comprehensive first-level support (support related to product installation, features and configuration) to end users and manufacturers, combining hardware and network support with application support for proprietary and off-the-shelf programs.

    International Operations.  Sento and its clients may mutually benefit by distributing some or all customer interactions to international locations. Through a joint venture with another company, Sento has formed Sento South Africa. A large volume of electronic and Web based customer interactions are currently directed to that facility. Sento actively seeks new locations within and outside of the continental United States such as Europe, India, and Australia, where a skilled workforce could reside that would allow Sento to pursue Company directives including levels of profitability that could be more difficult to achieve in a large domestic urban area.

Divestitures

    On May 30, 2001, Sento announced its plans to discontinue the operations of its Training Division to focus on the Company's profitable, higher-growth Customer Contact Solutions business. The discontinuation of Sento's Training Division operations is in line with the Company's stated objective of reducing operating expenses to concentrate resources and personnel on the Company's core CCSC business. In the near term, Sento will continue to operate this division for a time while it seeks a buyer. If no buyer can be located, the Training Division will be closed down. Pursuant to generally accepted accounting principles, the Company has reflected the operating results of the Training Division as discontinued operations in the March 31, 2001 financial statements included in this Report.

Competition

    The contact center industry is highly competitive, global in scope, and comprised of a myriad of enterprises and individuals. Methods of competition within the industry include, but are not limited to, marketing, product performance, price, product differentiation, service, technology, and compliance with industry standards. Sento anticipates that present and potential competition in the various markets it serves will come from enterprises and individuals of various types, many of which could be larger or have greater resources than those of Sento. Firms not now in direct competition with Sento may introduce competing products in the future. It is possible for companies to be at various times competitors, customers, and collaborators in different markets. Management believes that efforts to implement Sento's strategy of delivering integrated contact center solutions, powered by the Web, may constitute a competitive advantage.

    As Sento has completed its transition to the delivery of outsourced Customer Contact Solutions, it has encountered a new range of competitors in the customer contact solutions industry. Sento faces significant and diverse competition in the customer contact solutions industry from a broad spectrum of international, national, regional and local enterprises.

    Sento's ability to compete will be driven by its niche approach, its competencies in leading-edge technologies, its deployment of Web solutions, and its efforts to aggressively establish a presence in other verticals such as customer services and the financial sector.

    Given the extensive market opportunity in the customer contact center space, management believes that Sento's strategy of providing the "best-of-breed" services, powered by the Web, will provide it with competitive positioning to achieve high growth and capture market share while reaching profitability objectives. Additionally, bankers and others in the financial sector are beginning to recognize the value a Customer Contact Solutions Center may provide. Sento expects to direct considerable time and effort to establish a solid presence in this vertical.

Significant Customers

    Two customers accounted for 62% of Sento's revenues for the year ended March 31, 2001. These two customers accounted for 38%, and 24%, respectively of revenues for fiscal 2001. For the year ended March 31, 2000, three customers accounted for 86% of Sento's revenues. These three customers accounted for 39%, 31%, and 16%, respectively of revenues for fiscal 2000. Consistent with industry standards, Sento's contracts are generally cancelable by the customer on short-term notice. Sento's loss of a significant amount of business with any of its key customers could have, and the loss of a substantial amount of business with any of its largest existing customers would have, a material adverse effect on Sento's business, financial condition and results of operations. In addition, Sento's future revenue growth is dependent upon its ability to attract and retain new customers.

Patents and Proprietary Technology

    Sento does not own any patents nor has it submitted any patent applications relating to its products. Sento has a limited number of copyrights and has obtained licenses to create derivative works relative to copyrights owned by third parties. The ownership of such derivative works vests in the licensor. Sento is also seeking tradename and trademark protection for certain of its names and marks. Accordingly, Sento's management does not believe that any particular patent or group of patents, copyrights, trademarks, or tradenames is of material importance to the business of Sento as a whole.

Research and Development

    Sento competes in an industry that is characterized by rapid technological change. Historically, Sento has not incurred significant expenses for research and development. As clients needs change and evolve and as Internet and Web technologies proliferate, Sento expects to incur additional expense in the development of improved customer contact solutions tools and offerings. In seeking to develop and maintain a competitive edge in technology, Sento will also be dependent on the research and development efforts of other technology providers and partners.

Employees

    As of May 31, 2001, Sento had approximately 609 total employees, of which approximately 537 were full-time employees and approximately 72 were part-time employees. Competition for qualified personnel in Sento's industry is intense. The future success and growth of Sento will depend in large measure upon its ability to attract and retain qualified management and technical personnel. There can be no assurance that Sento will be able to attract and maintain all personnel necessary for the development and operation of its business nor that it will be able to train its current employees on new developments in technology. If Sento fails to attract and retain key management and technical personnel, Sento's operations may be adversely impacted. None of Sento's employees is represented by a labor organization with respect to his or her employment with Sento. Sento has never had a work stoppage, and Sento considers its employee relations agreeable.

Proprietary Marks

    Sento utilizes many third-party products represented by registered or common-law trademarks, including the following trademarks: (1) Microsoft®, Windows NT®, Windows 98™, and Windows 2000® which are trademarks of Microsoft; (2) Red Hat™, which is a trademark of Red Hat Inc;

(3) Linux™, which is a trademark of Linus Torvalds; and (4) Intel®, which is a registered trademark of Intel. This Report also contains trademarks of other companies including Genesys, which is a registered trademark of Genesys Telecommunications Laboratories, Inc; Nortel, which is a registered trademark of Nortel Networks; Cisco, which is a registered trademark of Cisco Systems Inc; and AT&T, which is a registered trademark of AT&T Corporation.

Item 2.  Description of Property.

    Sento's headquarters and initial Customer Contact Solutions Center is located at 808 East Utah Valley Drive, American Fork, Utah. Sento leases approximately 40,000 square feet of space used for its administrative and customer contact solutions operations. The initial lease period will end in August 2005, with a monthly base rent of $35,070, subject to adjustment during the renewal period. Sento's Evanston, Wyoming Customer Contact Solutions Center consists of approximately 33,000 square feet of leased space. The Evanston initial lease period will end in June 2005, and the monthly base rent is $9,625. Sento's second American Fork, Utah facility houses administrative offices and a newly developed Customer Contact Solutions Center. The initial lease for this facility will end in June 2005 and the monthly base rent is $17,171, subject to a five percent increase beginning July 2002. Sento has also contracted for a new Customer Contact Solutions Center located at Green River, Wyoming. When completed the Green River facility will comprise approximately 14,000 square feet of space with the option to add an additional 10,000 square feet at any point in the future. The lease is expected to commence during the second quarter of fiscal year 2002 and the initial term of the lease is seven years. The monthly base rent at the Green River facility will be $11,667, which includes real estate taxes, insurance against loss, facility and property maintenance including electrical, plumbing, HVAC, and ordinary wear. The lessor will also assume responsibility for janitorial services, snow, and trash removal.

Item 3.  Legal Proceedings.

    From time to time, the Company is involved in litigation, most of which is incidental to its business. In the Company's opinion, no litigation to which the Company currently is a party is likely to have a material adverse effect on the Company's results of operations or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

    The Company's common stock, par value $.25 (the "Common Stock"), is listed and traded under the symbol "SNTO" on the Nasdaq Small Cap Market maintained by the National Association of Securities Dealers (the "NASD"). The following table sets forth the range of high and low closing prices for the Common Stock for the periods indicated, as reported by the NASD. The quotations represent prices in the market between dealers in securities; they do not include retail markup, markdown or commissions, and do not necessarily represent actual transactions.

Quarter Ended	High	Low
March 31, 2001	$3.00	$1.63
December 31, 2000	$4.06	$2.38
September 30, 2000	$4.31	$3.31
June 30, 2000	$6.38	$3.31
March 31, 2000	$7.44	$4.25
December 31, 1999	$4.63	$2.13
September 30, 1999	$3.00	$1.84
June 30, 1999	$2.06	$1.53

    The Company did not pay or declare dividends on the Common Stock during the fiscal years ended March 31, 2001 and 2000. The Company currently anticipates that it will retain all available funds to finance its future growth and business expansion. The Company does not presently intend to pay cash dividends in the foreseeable future.

    As of May 31, 2001, the Company had 8,468,376 shares of Common Stock outstanding, held by 444 shareholders of record, which does not include shareholders whose shares are held in securities position listings.

Item 6.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

    Sento provides Customer Contact Solutions, including customer acquisition, customer care, technical support services, help-desk functions, and Web solutions. Through its state-of-the-art Customer Contact Solutions Centers, Sento provides domestic and international support services to mid-sized and enterprise level companies including Fortune 500 companies.

    Subsequent to March 31, 2001, the Company's management and Board of Directors reached a decision to discontinue the Company's Training Division. The results of operations of the Training Division have been reflected as a discontinued operation in the financial statements included in this Report.

Results of Operations

Fiscal 2001 Compared to Fiscal 2000

    Revenues.  Customer Contact Solutions revenues increased 87%, or $12,125,000, from $13,979,000 for the fiscal year ended March 31, 2000 to $26,104,000 for the fiscal year ended March 31, 2001 (total revenues for fiscal 2000 were $14,658,000). The Company began its Customer Contact Solutions operations during the quarter ended March 31, 1998, and in August of 1998, moved to its "state of the art" Customer Contact Solutions Center in American Fork, Utah. The significant increase in revenues reflects the Company's strategic focus on providing services through its Customer Contact Solutions Centers, which resulted in the acquisition of new clients and increased revenues from existing clients. The American Fork facility originally employed 30 agents in August of 1998, and the Company now employs approximately 483 agents in three centers. Revenue by quarter is as follows:

Three Months Ended	Revenues	Increase (decrease) from prior quarter
September 30, 1998	$294,468	$7,014
December 31, 1998	$685,881	$391,413
March 31, 1999	$1,575,429	$889,548
June 30, 1999	$2,128,492	$553,063
September 30, 1999	$2,318,631	$190,139
December 31, 1999	$4,264,383	$1,945,752
March 31, 2000	$5,267,371	$1,002,988
June 30, 2000	$4,856,045	$(411,326)
September 30, 2000	$5,394,214	$538,169
December 31, 2000	$7,760,778	$2,366,564
March 31, 2001	$8,092,588	$331,810

    Cost of Sales.  Cost of sales from continuing operations increased 96%, or $11,102,000, from $11,580,000 for the fiscal year ended March 31, 2000 to $22,682,000 for the year ended March 31, 2001. This increase was due primarily to additional expenses necessary to generate increased revenue. Gross profit as a percentage of revenues decreased by 8%, from 21% of revenues during the year ended March 31, 2000 to 13% of revenues for the year ended March 31, 2001. The Company's clients have been affected by the general economic slowdown, and they in turn have exerted pricing pressure on Sento's services. Actual call volumes in the fourth quarter of fiscal 2001 were less than forecasted, which resulted in lower absorption of overhead costs created in anticipation of higher call volumes. In addition, the rapid revenue growth in the Customer Contact Solutions centers during the third quarter required immediate and significant hiring and upfront training costs for new agents to handle the increased call volume. As a result, gross margins were adversely impacted because the new agents must be trained before they become productive in handling customer calls and begin to generate revenue.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased 4%, or $92,000, from $2,379,000 for the year ended March 31, 2000 to $2,287,000 for year the ended March 31, 2001. The decrease was due primarily to management's focus on cost reduction and reduced overhead related to the discontinuation of the Company's Australian operations in March 2000. Selling, general, and administrative expenses increased $400,000 as a result of an inordinate amount of bad debt expense arising from sales to two dot.com companies who were unable to meet their financial obligations to the Company. During the year ended March 31, 2001, the Company recorded a $75,000 reduction of selling, general and administrative expenses related to warrants issued to non-employee consultants, which were subject to a periodic re-pricing under generally accepted accounting principles.

    Research and Development Expense.  The Company expensed $242,000 in research and development costs during 2000. The majority of these costs related to the development of the EchoPass Technology that was later sold to EchoPass. No significant research and development costs were incurred during 2001, and the Company does not expect to incur significant research and development costs in the future.

    Equity Loss on Investment in EchoPass Corporation.  The Company accounts for its investment in EchoPass under the equity method of accounting. During the years ended March 31, 2001, and 2000, the Company recognized $150,000 and $194,000, respectively, of its portion of EchoPass' losses. These recognized losses equal the total investment in EchoPass, and the Company will not recognize any further losses on this investment. Should EchoPass become profitable in the future, the Company will recognize its portion of the profits after its portion of unrecognized losses have been offset by profits.

    Interest Income.  Interest income increased by $122,000, or by 749%, from $16,000 during the year ended March 31, 2000 to $138,000 for the year ended March 31, 2001. The increase in interest income was due primarily to the Company's increase in cash during fiscal 2001.

    Interest Expense.  Interest expense increased $151,000 during the fiscal year ended March 31, 2001 compared to fiscal 2000 due primarily to the increase in debt used to finance equipment and furniture in new Customer Contact Solutions Centers and interest expense associated with the convertible debentures sold by the Company in January 2000.

    Other Income (Expense, Net).  Other income (expense) includes the following for the fiscal years ended March 31, 2001 and 2000:

	March 31
	2001	2000
Proceeds from assets impaired or written off in prior periods	$—	$158,865
Loss on sale of property and equipment	(13,303)	(75,855)
Other	(34,829)	83,744

Other (expense) income, net	$(48,132)	$166,754

Liquidity and Capital Resources

    Cash balances increased 50%, or $1,194,000, from $2,382,000 at March 31, 2000 to $3,576,000 at March 31, 2001. Working capital increased to $3,927,000 at March 31, 2001 from $3,661,000 at March 31, 2000. The improved liquidity was primarily due to $1,802,000 of cash flow from operations, and $2,185,000 in borrowings under long-term equipment loans, less $2,995,000 in capital spending. In addition, the Company as of May 31, 2001 has a $3 million unused revolving line of credit and unused equipment lines of credit in the amount of approximately $1.4 million.

    On September 13, 2000, the Board of Directors approved the repurchase of up to $1,000,000 of the Common Stock. The repurchase program is conditioned upon the Company's having cash balances of at least $3,500,000 plus an unused bank line of credit of $3,000,000 immediately prior to any buyback of shares. As of March 31, 2001, the Company had repurchased 111,495 shares of common stock at a total cost of $285,000 under this buyback program.

    The Company's primary sources of liquidity have been operations, cash received from sales of assets and cash provided through private sales of equity and debt, as well as borrowings under a bank line of credit and loans made to the Company by the Wyoming Industrial Development Corporation. In addition, the Company has financed some of its equipment utilized in its business through long-term leasing arrangements. The historic growth rate of the Customer Contact Solutions Centers has consumed substantial amounts of cash, and the Company may be required to pursue additional funding opportunities to fund future growth should it accelerate in excess of historical and planned future growth. In the event the Company is not able to find such alternate sources of funding, its ability to pursue its planned business strategy may be limited. There can be no assurance that the Company will be able to obtain necessary capital funding on terms favorable to the Company.

Risks Related to Existing and Proposed Sento Operations

    In addition to other information in this Report, the following are important factors that should be considered carefully in evaluating the Company and its business.

    Dependence on Key Customers.  Two customers accounted for approximately 62% of the Company's revenues for the year ended March 31, 2001. These two customers accounted for approximately 38%, and 24%, respectively of revenues for fiscal 2001. For the year ended March 31, 2000, three customers accounted for approximately 86% of the Company's revenues. These three customers accounted for approximately 39%, 31%, and 16%, respectively of revenues for fiscal 2000. Consistent with industry standards, Sento's contracts are generally cancelable by the customer on short-term notice. Sento's loss of a significant amount of business with any of its key customers could have, and the loss of a substantial amount of business with any of its largest existing technical support customers would have, a material adverse effect on Sento's business, financial condition, and results of operations. In addition, Sento's future revenue growth is dependent upon its ability to attract and retain new customers.

    Risks of Growth Strategy.  Sento's business strategy is premised, in part, upon expansion of its operations by opening, acquiring or partnering with other customer support facilities. Substantial risks accompany Sento's growth plans. For example, Sento's growth plans are dependent upon its ability to attract and retain new customers. Sento's failure to attract and retain new customers will not only prevent the implementation of its business strategy, but may leave Sento with excess personnel and physical facilities, which would have a negative impact on Sento's results of operations and financial condition.

    Sento's growth plans are also subject to fluctuations in technology and industry standards, changes in customer requirements and preferences and general economic conditions, among other factors. Many of these factors are beyond Sento's control. If Sento is incorrect in its assessment of the feasibility of its growth plans, or if circumstances change in a way that Sento did not foresee or anticipate, Sento may not be able to grow as planned or its growth strategy may have an adverse effect on its business operations and financial condition.

    Reliance on EchoPass for Outsourced Services.  Since completion of the EchoPass transactions in March 2000, Sento no longer possesses the EchoPass Technology transferred to EchoPass and no longer employs a number of former technical support employees who were formerly engaged in developing the technology and maintaining Sento's Customer Contact Solutions Centers. Some of these technical support functions are now provided by EchoPass employees on an outsourced basis pursuant to a services agreement. As a result, Sento is dependent on EchoPass for many of the technical support functions related to Sento's Customer Contact Solutions Centers. The outsourcing relationship could result in decreased attention to Sento's needs, slower response times and the lack of redundant support functions. If EchoPass fails in its business efforts, Sento may be required to identify and retain one or more alternate third party providers of such services and could experience service delays, interruptions and cancellations. In addition, if EchoPass does not provide to Sento high-quality technical support services at competitive prices, Sento may elect or be forced to obtain replacement services from alternate sources. There can be no assurance that Sento would be able to obtain such services at a reasonable cost, if at all, or without a material interruption of its business.

    Conflicts Between Sento and EchoPass.  EchoPass owns the EchoPass Technology, which comprises a portion of the technology utilized in Sento's Customer Contact Solutions Centers. Although a statement of work between Sento and EchoPass grants to Sento the right to utilize substantially all of the EchoPass Technology in the operation of its existing and future Customer Contact Solutions Centers, EchoPass will likely have the opportunity to license the EchoPass Technology to third parties, including existing and potential competitors of Sento.

    Changing Needs of the Customer Contact Service Market.  The customer contact service industry is characterized by rapid technological change, changes in customer requirements and preferences, and the emergence of new industry standards and practices that could render Sento's existing and proposed products, services, technology and systems obsolete. To remain competitive, Sento must continually improve the performance, features, and reliability of its products and services, including its existing customer contact service applications, and develop new products and services that address the increasingly sophisticated and varied needs of its prospective customers. If Sento cannot adapt or respond in a cost-effective and timely manner to changing industry standards, market conditions, or customer requirements, its business and operating results would suffer and could negatively impact Sento's business and/or financial condition.

    Sento's success will also depend in part on EchoPass' ability to develop solutions that keep pace with the continuing changes in information technology, evolving industry standards, and changing client requirements. There can be no assurance that Sento will be successful in adequately addressing these developments on a timely basis or that, if these developments are addressed, Sento will be successful in the marketplace. In addition, there can be no assurance that products or technologies developed by others will not render Sento's services non-competitive or obsolete. Sento's or EchoPass' failure to address these developments could have a material adverse effect on Sento's business and financial condition.

    Dilution of Sento's Ownership in EchoPass.  EchoPass' success in developing and licensing its technology will depend to a significant extent on EchoPass' ability to obtain financing required to develop, market and sell its technology. As a result, EchoPass will have an incentive to issue additional capital stock to sources of such financing. Since the completion of the EchoPass Transactions, EchoPass has issued additional shares of capital stock, incurred debt, which may be converted or exchanged for shares of capital stock, and issued derivative securities, which can be exercised for shares of capital stock. The issuance of such additional capital stock would have the effect of diluting Sento's ownership of the EchoPass capital stock and reducing Sento's ability to influence the management and policies of EchoPass.

    The dilution of Sento's economic interests could result in Sento receiving less financial benefit from EchoPass' use of the EchoPass Technology than Sento could have obtained through commercializing the EchoPass Technology itself. Sento's lack of voting control over EchoPass could result in EchoPass' taking actions in conflict with or adverse to the interests of Sento. In addition, Sento will not have the unrestricted right to develop new applications for the EchoPass Technology without obtaining the consent of EchoPass. Without a controlling interest in EchoPass, Sento will not be assured of obtaining EchoPass' consent for such additional applications.

    Competition.  The market for providing customer contact services is highly fragmented and very competitive. The customer contact services industry, however, has begun to experience a degree of consolidation and the existence of major customer contact center companies has resulted in an additional level of competition from service providers that have greater name recognition, larger installed customer bases, and significantly greater financial, technical, and marketing resources than Sento. Over the past several years, a number of existing companies have enjoyed increasing success and rapid internal growth. Several of these companies have been active in acquiring smaller regional customer contact services companies and are becoming major competitors with a measurable share of this rapidly expanding market

    Also, many major companies provide their own in-house customer care support and customer training. However, such companies are within the potential customer base for customer contact service providers and have the capability of outsourcing those services to Sento.

    Sento cannot provide any assurance that better and more efficient services will not be provided by new or existing customer contact service providers in competition with Sento. The services provided by such competitors may be more effective or less expensive than those provided by Sento. There can be no assurance that Sento will improve, refine or enhance the services it provides.

    Competition in Customer Contact Services Market.  The customer contact services market is new and intensely competitive. There are no substantial barriers to entry, and established or new entities may enter this market in the near future. Furthermore, established enterprise software companies, including IBM, Hewlett-Packard Company, Microsoft Corporation, and similar companies, may leverage their existing relationships and capabilities to offer customer service applications. Any delays in the general market acceptance of the customer contact service applications and EchoPass' proposed products and services would likely harm EchoPass' competitive position. Delays would allow EchoPass' competitors additional time to improve their service or product offerings, and also provide time for new competitors to develop e-business customer service applications and solicit prospective customers within EchoPass' target markets. Increased competition could result in pricing pressures, reduced operating margins and loss of market share.

    Risk of Emergency Interruption of Customer Contact Solutions Center Operations.  Sento's business depends to a large extent on computer and telecommunications equipment and software systems (both equipment and systems maintained by Sento and equipment and systems maintained by third parties, including EchoPass). Sento cannot provide any assurance that natural disaster, human error, equipment malfunction or inadequacy, or other events would not result in a prolonged interruption in Sento's ability to provide support services to its clients. The temporary or permanent loss of computer or telephone equipment or systems, through casualty, operating malfunction or otherwise, could have a material adverse effect on Sento. Property and business interruption insurance may not be adequate to compensate Sento for all losses that it may incur.

    Attracting, Training, and Retaining Quality Management and Employees.  The customer contact services market suffers from a significant labor shortage. Sento's success will depend, in large part, on its ability to attract, retain and train highly-qualified technical, managerial and marketing personnel with the required expertise. Sento has not entered into employment agreements that require the services of any of its key managerial or technical personnel to remain with Sento for any specified period of time. Competition for such personnel is intense. There can be no assurance that Sento will be able to attract and maintain the personnel necessary for the development and operation of its business nor that it will be able to train its current employees on new developments in technology. Specifically, the loss of the Company's current Vice President of Operations, its Chief Executive Officer, or its Chief Financial Officer, or of the services of any other key personnel or an inability to attract, retain, train and motivate qualified personnel could have a material adverse effect on the business, financial condition and results of operations of Sento.

    In addition, Sento's total employee count has grown from approximately 585 as of March 31, 2000 to approximately 953 as of December 31, 2000 and has decreased to approximately 609 as of May 31, 2001. The support required for two of the Company's largest clients is seasonal. There is therefore a necessity for very rapid increases in employees and subsequent decrease in the number of employees as the requirements for support decrease. In addition there is continued rapid growth on a year-to-year comparison. The Company cannot provide any assurance that its current management team can successfully manage Sento's rapidly evolving business, and any failure to do so could have a material adverse effect upon Sento's operating results.

    Liquidity and Capital Resources.  At March 31, 2001, Sento had working capital of $3,927,000 and a cash balance of $3,576,000. Sento's liquidity position has improved since March 31, 2000. However, future growth, particularly growth in excess of planned growth, will depend on the Company's ability to obtain financing. The historic growth rate of the Customer Contact Solutions operations has consumed substantial amounts of cash and will continue to require significant capital investment. The Company may be required to pursue additional funding opportunities to fund future growth should it accelerate in excess of historical and planned future growth. In the event the Company is not able to find such alternate sources of funding, its ability to pursue its planned business strategy may be limited. There can be no assurance that the Company will be able to obtain necessary capital funding on terms favorable to the Company, if at all.

    Dependence on Industry Trend to Outsource Services.  Sento's business depends in large part on the trend within the IT industry to outsource certain services. Sento cannot provide any assurance that this trend will continue or that, if the trend continues, it will continue at the same rate of growth. The failure of this trend to continue could have a material adverse effect on the business, financial condition, and results of operations of Sento.

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

    In particular, Sento's quarterly revenues from its Customer Contact Solutions Center operations are potentially volatile. Such revenues are principally a function of the number of support requests received by Sento, and the time spent on such requests. Consequently, Sento's profitability may be adversely affected if Sento receives fewer support requests than anticipated or the time spent in resolving inquiries is greater than anticipated.

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

    Anti-Takeover Considerations.  Sento's Articles of Incorporation and Bylaws, the Utah Revised Business Corporation Act, and the Utah Control Shares Acquisition Act each contain certain provisions that may have the effect of inhibiting a non-negotiated merger or other business combination. Sento's Articles of Incorporation grant to the Board of Directors the authority, without further action by Sento's shareholders, to fix the rights and preferences of, and issue shares of preferred stock. These provisions may deter hostile takeovers or delay or prevent changes in control of Sento or changes in Sento's management, including transactions in which shareholders might otherwise receive a premium for their shares over the then-current market prices. In addition, these provisions may limit the ability of shareholders to approve transactions that they may deem to be in their best interests.

    Dividends.  Dividends are payable on the Common Stock only when, as, and if declared by Sento's Board of Directors. At present Sento intends to retain any future earnings for use in its business and therefore does not anticipate paying any dividends on the Common Stock in the foreseeable future.

Item 7. Financial Statements.

    The financial statement information required by Item 7 is included on pages F-1 to F-20.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    None

PART III

Items 9, 10, 11 and 12.

    These items are incorporated by reference to the Company's definitive proxy statement relating to the Company's Annual Meeting of Shareholders.

Item 13. Exhibits and Reports on Form 8-K.

    (a)  EXHIBITS

Number	Description	Incorporated by Reference	Filed Herewith
3.1	Articles of Incorporation, as amended	(1)
3.2	Bylaws	(2)
10.1	Sento Corporation 1999 Omnibus Stock Incentive Plan	(3)
10.2	Sento Corporation 1996 Employee Stock Purchase Plan (Amended and Restated)	(3)
10.3	Form of Warrant	(3)
10.4	Silicon Valley Bank Amended and Restated Loan and Security Agreement, dated as of April 28, 2000.	(3)
10.5	Form of 7% Convertible Subordinated Debentures	(3)
10.6	Lease Agreement, dated January 1, 2000, between the Company and K.E.B. Enterprises LP	(3)
10.7	Lease Agreement, dated May 24, 2000, between the Company and Abinadi, Inc.	(3)
10.8	Business Lease with Wyoming Financial Properties Inc.	(4)
10.9	Loan Modification Agreement with Silicon Valley Bank	(4)
21	Subsidiaries of the Registrant	(3)
23	Consent of Ernst & Young LLP		(5)

(1)
Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999, filed with the Commission on June 29, 1999.

(2)
Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended April 30, 1996, filed with the Commission on July 29, 1996, as amended by Form 10-KSB/A filed with the Commission on August 1, 1996.

(3)
Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended March 31, 2000, filed with the Commission on June 16, 2000.

(4)
Incorporated by reference to Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 2000, filed with the Commission on February 12, 2001

(5)
Filed herewith and attached to this Form 10-KSB.

(b)
REPORTS ON FORM 8-K

    None

SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 15, 2001.

SENTO CORPORATION
By:	/s/ DENNIS L. HERRICK Dennis L. Herrick President and Chief Executive Officer

    In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 15, 2001.

Signature	Capacity in Which Signed

/s/ GARY B. FILLER Gary B. Filler	Chairman of the Board and Acting Chief Financial Officer (Principal financial officer)
/s/ DENNIS L. HERRICK Dennis L. Herrick	President, Chief Executive Officer and Director (Principal executive officer)
/s/ KIETH E. SORENSON Kieth E. Sorenson	Director
/s/ KIM A. COOPER Kim A. Cooper	Director
/s/ LYNDON L. RICKS Lyndon L. Ricks	Director
/s/ STANLEY J. CUTLER Stanley J. Cutler	Corporate Controller and Secretary (Principal accounting officer)

Report of Independent Auditors

The Board of Directors and Shareholders
Sento Corporation and Subsidiaries

    We have audited the accompanying consolidated balance sheets of Sento Corporation and subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sento Corporation and subsidiaries at March 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

                      /s/ Ernst & Young LLP

April 19, 2001

    except for paragraph 3

    of note 5, as to which the date is

    May 23, 2001

F–1

Sento Corporation and Subsidiaries

Consolidated Balance Sheets

	March 31
	2001	2000
Assets
Current assets:
Cash and cash equivalents	$3,575,740	$2,382,321
Accounts receivable, less allowance for doubtful accounts of $80,000 in 2001 and $131,000 in 2000	4,337,800	3,201,921
Receivable from EchoPass Corporation	55,111	220,438
Other current assets	211,855	216,207

Total current assets	8,180,506	6,020,887
Property and equipment, net	3,887,782	2,158,887
Investment in EchoPass Corporation	—	149,795
Other assets	73,795	67,231

Total assets	$12,142,083	$8,396,800

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,083,671	$514,440
Payable to EchoPass Corporation	333,477	238,536
Accrued salaries and payroll taxes	803,632	739,756
Accrued liabilities	673,909	538,664
Accrued loss from disposal of business segment	424,270	—
Current portion of long-term debt and capital leases	714,371	80,492
Customer deposits and other current liabilities	219,758	247,540

Total current liabilities	4,253,088	2,359,428
Long-term debt and capital leases, excluding current portion	1,478,264	140,677
Convertible debt	1,092,824	998,414

Total long-term liabilities	2,571,088	1,139,091
Commitments
Stockholders' equity:
Common stock, $.25 par value, 50,000,000 shares authorized; issued and outstanding 8,524,285 in 2001 and 8,313,398 in 2000	2,131,072	2,078,351
Additional paid-in capital	10,682,056	10,395,230
Deferred compensation	(31,165)	(136,052)
Accumulated deficit	(7,464,056)	(7,439,248)

Total stockholders' equity	5,317,907	4,898,281

Total liabilities and stockholders' equity	$12,142,083	$8,396,800

See accompanying notes.

F–2

Sento Corporation and Subsidiaries

Consolidated Statements of Operations

	Year Ended March 31
	2001	2000
Revenue	$26,103,625	$14,657,826
Cost of sales	22,682,299	11,579,544

Gross profit	3,421,326	3,078,282
Selling, general, and administrative expenses	2,287,176	2,378,994
Research and development expense	—	242,225

Income from operations	1,134,150	457,063
Equity loss on investment in EchoPass Corporation	(149,795)	(194,172)
Interest income	138,099	16,259
Interest expense	(253,996)	(102,992)
Other (expense) income, net	(48,132)	166,754

Income before income taxes	820,326	342,912
Income tax benefit	—	67,832

Income from continuing operations	820,326	410,744
Loss from discontinued operations	(268,015)	(527,455)
Gain (loss) on disposal of discontinued operations	(577,119)	5,000

Net loss	$(24,808)	$(111,711)

Net income (loss) per share—basic
Continuing operations	$0.10	$0.05
Discontinued operations	(0.10)	(0.06)

Net income (loss)	$0.00	$(0.01)

Net income (loss) per share—diluted
Continuing operations	$0.09	$0.05
Discontinued operations	(0.09)	(0.06)

Net income (loss)	$0.00	$(0.01)

See accompanying notes.

F–3

Sento Corporation and Subsidiaries

Consolidated Statement of Stockholders' Equity and Comprehensive Income (Loss)

	Common Stock				Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital	Deferred Compensation			Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balances at March 31, 1999	6,120,671	$1,580,607	$7,247,143	$(204,814)	$(7,327,537)	$(22,400)	$(386,563)	$886,436
Cancellation of treasury shares	—	(50,438)	(336,125)	—	—	—	386,563	—
Conversion of bonds	401,264	100,316	431,951	—	—	—	—	532,267
Exercise of stock options	211,638	52,910	444,832		—	—	—	497,742
Private placement of common stock	1,200,000	300,000	1,580,522	—	—	—	—	1,880,522
Cancellation of stock options	—	—	(150,575)	150,575	—	—	—	—
Common stock issued for royalty payments	169,097	42,274	359,033	—	—	—	—	401,307
Warrant exercises	173,749	43,437	395,310	—	—	—	—	438,747
Amortization of deferred compensation	—	—	—	46,034	—	—	—	46,034
Issuance of warrants with convertible debentures	—	—	226,609	—	—	—	—	226,609
Issuance of warrants for services	—	—	127,847	(127,847)	—	—	—	—
Employee stock purchases	36,979	9,245	65,406	—	—	—	—	74,651
Tax effect of disqualifying disposition	—	—	3,277	—	—	—	—	3,277
Comprehensive loss:
Net loss	—	—	—	—	(111,711)	—	—	(111,711)
Effect of change in foreign currency translation	—	—	—	—	—	22,400	—	22,400
Total comprehensive loss								(89,311)

Balances at March 31, 2000	8,313,398	2,078,351	10,395,230	(136,052)	(7,439,248)	—	—	4,898,281
Purchase and cancellation of common stock	(111,495)	(27,874)	(257,168)	—	—	—	—	(285,042)
Revaluation of warrants issued for services	—	—	(75,146)	75,146	—	—	—	—
Amortization of deferred compensation	—	—	—	29,741	—	—	—	29,741
Exercise of stock options	245,148	61,287	437,476	—	—	—	—	498,763
Employee stock purchases	77,234	19,308	181,664	—	—	—	—	200,972
Net comprehensive loss	—	—	—	—	(24,808)	—	—	(24,808)

Balances at March 31, 2001	8,524,285	$2,131,072	$10,682,056	$(31,165)	$(7,464,056)	$—	$—	$5,317,907

F–4

Sento Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended March 31
	2001	2000
Cash flows from operating activities:
Net loss	$(24,808)	$(111,711)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss (gain) on disposal of discontinued operations	577,119	(5,000)
Depreciation and amortization	1,204,019	1,011,794
Amortization of deferred compensation	29,741	46,034
Provision for losses on accounts receivable	448,300	87,000
Equity loss on investment in EchoPass Corporation	149,795	194,172
Net loss on disposal of assets	13,303	124,430
Gain on sale of subsidiary	—	(15,370)
Accretion on debenture for warrant	66,004	9,901
Changes in operating assets and liabilities:
Accounts receivable	(1,457,267)	(503,453)
Other assets	(39,279)	(5,390)
Accounts payable	664,172	(1,332,754)
Accrued liabilities	199,121	(206,086)
Income taxes receivable	—	385,150
Customer deposits	(27,782)	22,286

Net cash provided by (used in) operating activities	1,802,438	(298,997)
Cash flows from investing activities:
Investment in EchoPass Corporation	—	(343,967)
Capital expenditures	(2,995,178)	(1,634,519)
Proceeds from sale of assets	—	1,143,672
Disposal of businesses, net of cash	—	1,173
Proceeds from notes receivable	—	225,000

Net cash used in investing activities	(2,995,178)	(608,641)
Cash flows from financing activities:
Proceeds from issuance of stock	—	1,880,522
Proceeds from issuance of long-term debt and line of credit	2,184,615	130,000
Principal payments of long-term debt and credit line	(185,926)	(1,233,718)
Principal payments on capital leases	(27,223)	(11,400)
Proceeds from exercise of stock options	498,763	497,742
Proceeds from exercise of warrants	—	438,747
Proceeds from employee stock purchase plan	200,972	74,651
Proceeds form issuance of convertible debentures	—	1,215,122
Repurchase of common stock	(285,042)	—

Net cash provided by financing activities	2,386,159	2,991,666
Effect of exchange rate changes	—	22,400

Net increase in cash and cash equivalents	1,193,419	2,106,428
Cash and cash equivalents at beginning of period	2,382,321	275,893

Cash and cash equivalents at end of period	$3,575,740	$2,382,321

F–5

Sento Corporation and Subsidiaries

Supplement to Consolidated Statements of Cash Flows

	Year Ended March 31
	2001	2000
Supplemental disclosures of cash flow information
Cash paid for:
Interest	$168,697	$86,856
Supplemental disclosures of noncash investing and financing activities
Common stock issued for payment of royalties	$—	$401,307
Common stock issued for conversion of bonds	—	532,267
Assets acquired under capital lease	—	92,617
Issuance of warrants with convertible debentures	—	226,609
Cancellation of treasury shares	285,042	386,563

See accompanying notes.

F–6

Sento Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2001

1.  Description of Business

    Sento Corporation provides the latest in CRM (Customer Relations Management) service solutions for a diversified portfolio of organizations. These services include telephone, e-mail, Web text chat, Web callbacks, browser collaboration, voicemail, and fax. These solutions are designed to direct incoming interactions to the right client company's agent at the right time with skills-based routing and customer data screen pops, enabling immediate and accurate customer care. During fiscal 2000 and 2001, Sento specialized in Help Desk Services, Technical Training, and Education. Sento conducts its principal business through its wholly owned subsidiary Sento Technical Services Corporation.

    Historically, Sento operated as a Value Added Reseller (VAR) generating revenues from its sales and distribution of third-party hardware and software products. As a reseller, the Company was dependent on third-party suppliers. During fiscal 2000, the Company completed a strategic transition using its technical core competencies to offer IT outsourcing services and IT training. As a result, the Company no longer operates as a VAR, effective in the first quarter of fiscal 2000.

    In addition, during fiscal 2000, the Company conducted substantially all of its foreign operations through Sento Australia Pty. Limited, based near Sydney, Australia. As of March 1, 2000, Sento Australia ceased operations. Revenues from foreign sales for the period ended March 31, 2000, were approximately four percent of total sales.

    In May 2001, the Company's management and Board of Directors reached a decision to discontinue the Company's Training Division segment. The results of operations for the Training Division have been reflected as a discontinued operation in the accompanying financial statements (see Note 5).

2.  Significant Accounting Policies

Principles of Consolidation

    The accompanying financial statements include the consolidated financial statements of Sento and its wholly owned subsidiaries (collectively, the Company). All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

    The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Revenue Recognition

    Revenue is generally recognized when persuasive evidence of an arrangement exists, delivery of services has occurred, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured.

Property and Equipment

    Property and equipment are stated at cost. Depreciation of fixed assets is computed on the straight-line method over the estimated useful lives of individual classes of assets. Leasehold improvements are depreciated over the shorter of the remaining lease term or the useful life of the

F–7

improvements. The estimated useful lives of equipment and furniture are three to ten years. Major replacements, which extend the useful lives of equipment, are capitalized and depreciated over the remaining useful lives. Normal maintenance and repair items are expensed as incurred.

Research and Development

    Research and development costs are expensed as incurred. In accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalized approximately $200,000 in fiscal 2000 associated with major enhancements to its technology. The value of this technology was included in the assets transferred to Echopass (see Note 4).

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

Net Income (Loss) Per Common Share

    Basic income (loss) per share is computed in accordance with Financial Accounting Standards Board Standards No. 128, Earnings Per Share. Basic net income (loss) per share is computed as net income or loss divided by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution that could occur from common shares issueable through stock options, warrants, and other convertible securities, if dilutive.

F–8

    The following table sets forth the calculation of basic and diluted net loss per share:

	Year Ended March 31
	2001	2000
Net loss	$(24,808)	$(111,711)

Denominator for basic net income per share—weighted average shares	8,484,538	7,565,810
Dilutive common stock options and warrants	540,431	686,806

Denominator for diluted net income per share—weighted average shares	9,024,969	8,252,616

Basic net income per share:
Continuing operations	$0.10	$0.05
Discontinuing operations	(0.10)	(0.06)

Net loss	$0.00	$(0.01)

Diluted net income per share:
Continuing operations	$0.09	$0.05
Discontinuing operations	(0.09)	(0.06)

Net loss	$0.00	$0.01

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

Comprehensive Income

    Comprehensive income is comprised of net inomce and other comprehensive income. Other comprehensive income includes certain changes in equity of the Company that are excluded from net income. There were no items of other comprehensive income in fiscal 2001. Other comprehensive income in fiscal 2000 included the effect of change in foreign currency translation.

Concentration of Credit Risk

    In the normal course of business, the Company provides unsecured credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectations. Two customers accounted for 62% of revenues for the year ended March 31, 2001. These two customers accounted for 38% and 24%, respectively of fiscal 2001 revenues. For the year ended

F–9

March 31, 2000, three customers accounted for approximately 86% of the Company's revenues. These three customers accounted for approximately 39%, 31% and 16%, respectively of fiscal 2000 revenues.

Use of Estimates

    Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Reclassifications

    Certain items in the 2000 consolidated financial statements have been reclassified to conform with the 2001 presentation.

Financial Instruments

    The carrying value of accounts receivable, accounts payable, accrued expenses, and debt approximate their estimated fair value.

Advertising

    Advertising costs are expensed as incurred. Advertising costs amounted to $635,722 and $791,404 in fiscal 2001 and 2000, respectively.

3.  Other (Expense) Income, Net

	March 31
	2001	2000
Proceeds from assets impaired or written off in prior periods	$—	$158,865
Loss on sale of property and equipment	(13,303)	(75,855)
Other	(34,829)	83,744

Other (expense) income, net	$(48,132)	$166,754

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

    As of March 1, 2000, Sento Australia ceased its operations. There was no significant gain or loss resulting from this action.

F–10

    Pursuant to a shareholder vote at a special shareholder meeting in December 1999, the Company consummated the sale of certain technology to EchoPass Corporation (EchoPass) in exchange for 4,000,000 shares of EchoPass' Series A preferred stock in March 2000. EchoPass was formed in fiscal 2000. The Company recorded its investment in EchoPass at the historical carrying value of the underlying technology that was transferred to EchoPass. As of March 31, 2000, the Company's investment represented a 26% ownership interest in EchoPass. Therefore, the Company has recorded its pro-rata share of EchoPass losses under the equity method of accounting. As of March 31, 2001, the investment in EchoPass had been written down to a zero balance as the result of recording the Company's pro-rata share of EchoPass losses.

5.  Discontinued Operations

    In June 1999, the Company completed the sale of its VAR business and certain related assets. The Company received cash of $50,000 and future contingent earn-out payments of up to $350,000 to be received over 36 months. To date, the Company has received $44,594 in earn-out payments under this arrangement.

    The VAR business has been accounted for as discontinued operations, and accordingly, the results of operations are segregated from continuing operations in the accompanying statement of operations. Revenue, operating costs and expenses, other income and expenses, and income taxes of this business have been reclassified to discontinued operations for the year ended March 31, 2000. Revenues related to the VAR business and included in discontinued operations as of March 31, 2000 were $994,229, and the loss from this operation was $56,389 for fiscal 2000. In addition, there was a gain of $5,000 recognized in fiscal 2000 from the disposal of this business.

    On May 23, 2001, the Company reached a decision to discontinue the operations of its Training Division, which had historically been presented as a separate business segment. Sento intends to operate the Training Division while it seeks a qualified buyer. If no buyer can be located, the Training Division will be closed down. Pursuant to generally accepted accounting principles, a charge of $577,119 has been retroactively reflected in the Company's 2001 consolidated financial statements for the estimated costs of discontinuing this segment. Revenues, operating costs and expenses, other income and expenses, and income taxes of this business have been reclassified to discontinued operations for the years ended March 31, 2001 and 2000. Included in the Company's estimated loss on discontinued operations is an estimated loss associated with the termination of leased facilities. The cost to terminate the lease could range from $0 to approximately $166,000. Revenues related to this business and included in discontinued operations as of March 31, 2001 and 2000 were $3,147,037 and $4,110,948, respectively. The loss from this operation during the years ended March 31, 2001 and 2000 was $268,015 and $471,066, respectively.

F–11

6.  Property and Equipment

    Property and equipment consists of the following as of March 31:

	2001	2000
Leasehold improvements	$887,883	$270,967
Furniture, fixtures, and equipment	5,010,441	3,080,295

	5,898,324	3,351,962
Less accumulated depreciation	(2,010,542)	(1,192,375)

	$3,887,782	$2,158,887

7.  Notes Payable to Bank and Long-Term Debt

    On April 28, 2000, the Company renegotiated the terms of its revolving line-of-credit agreement with a bank. The Company can draw up to $3,000,000 under the agreement, subject to eligible receivable balances. The outstanding balance accrues interest at prime plus 1.25% and is subject to certain restrictive covenants. The Company also issued warrants to the bank, in connection with obtaining the original line of credit in 1999, to purchase 60,000 shares of common stock at $1.60 per share. The stock purchase warrant is currently exercisable and expires March 2, 2004. The Company had no balances outstanding against the credit line as of March 31, 2001.

    On November 7, 2000, the Company renegotiated the conditions of its term loan with a bank for purchases of property and equipment. The Company can draw up to $2,000,000 under the loan. Each draw is amortized over 36 months from the date of the draw and the Company can request either a variable interest rate (prime plus 1.5%) or a fixed interest rate (the Bank's Treasury Rate) on each draw. As of March 31, 2001 the Company had drawn down $1,200,623 from this loan. Under the loan agreement, funds may be drawn through June 30, 2001.

    The Company opened a second Customer Contact Solution Center located in Evanston, Wyoming during fiscal 2000. A major funding source of this site was through a five-year 8.5% interest loan from the Wyoming Industrial Development Corporation ($1,000,000). Draws on the loan began in April of 2000 and the loan was fully drawn in January 2001. Effective May 12, 2001, the interest rate on this loan was reduced to 6.05% through an amendment to the loan agreement.

    Substantially all of the assets of the Company serve as collateral for the above line-of-credit and loans.

F–12

    Long-term debt, including capital lease obligations, consist of the following as of March 31:

	2001	2000
11% note payable in monthly installments of $4,871, including interest, secured by equipment	$—	$6,426
9% note payable in monthly installments of $5,890, including interest, secured by equipment	—	5,608
10.4% note payable in monthly installments totaling $3,217, including interest, secured by equipment	64,191	97,918
7.5% note payable in monthly installments totaling $601, including interest, secured by equipment	8,234	30,000
8.5% note payable in monthly installments totaling $26,088, including interest, secured by furniture and equipment	982,984	—
10.9% note payable in monthly installments totaling $2,787, including interest, secured by furniture and equipment, drawn under the Company's $2,000,000 term loan	77,056	—
Variable-rate (prime plus 1.25%-1.5% or 9.5% at March 31, 2001) notes payable in monthly installments totaling $32,476, secured by furniture equipment, drawn under the Company's $2,000,000 term loan	1,006,176	—

Total installment notes payable	2,138,641	139,952
Present value of net minimum capital lease payments	53,994	81,217

Total long-term debt	2,192,635	221,169
Less current portion	(714,371)	(80,492)

Long-term debt, excluding current portion	$1,478,264	$140,677

    Capitalized leases are for equipment. Future minimum capital lease payments, excluding taxes, insurance and other costs as of March 31, 2001 were:

Year
2002	$36,576
2003	23,993
Thereafter	—

Total minimum capital lease payments	60,569
Less amounts representing interest	(6,575)

Present value of net minimum capital lease payments	$53,994

F–13

Sento Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2001

7.  Notes Payable to Bank and Long-Term Debt (Continued)

    Aggregate maturities of installment notes payable are as follows: 2002, $681,439; 2003, $694,714; 2004, $560,323; and 2005, $202,165. The Company's debt covenants require, among other things, the maintenance of a minimum net worth, debt to net worth ratio and income.

8.  Convertible Bonds and Debentures

    In July 1997, the Company sold to Canadian Imperial Holdings, Inc. (Canadian Imperial) $1,000,000 of six percent Series A Convertible Bonds with attached warrants to purchase 42,500 shares of common stock from $4.00 to $5.50 per share which expired in May 1999. The bonds were convertible into shares of Sento common stock at a conversion price equal to the lesser of 85 percent of the average closing bid price of the Sento common stock for the five trading days preceding Canadian Imperial's notice of conversion or $5.22. Sento also granted to Canadian Imperial certain rights to register shares of Sento common stock issuable upon the conversion of the bonds. Of the total proceeds, $55,465 was allocated to the value of the warrants and was recorded as an addition to paid-in capital. During the year ended March 31, 2000, all of the remaining and outstanding bonds, $500,000 of principal ($472,266, book value), and $60,000 of accrued interest, were converted into 401,264 shares of common stock.

    In February 2000, the Company issued $1,300,000 of 7% convertible subordinated debentures in $1,000 units consisting of one $990 debenture and warrants to purchase 100 shares of common stock for $6.25 per share. Pursuant to the original terms of the debenture, in January 2001, the purchase price of the warrants decreased to $5.00 per share and in February 2001, the interest rate on the debentures increased to 8%. Each debenture is convertible at the option of the holder for 198 shares of common stock at a conversion price of $5.00 per share. Debentures which have not been converted or earlier redeemed are due and payable in February 2003. The Company granted certain rights to register the shares of common stock that are issuable upon the conversion of the debentures. The Company also issued warrants to the placement agent for 35,000 shares of common stock at a purchase price of $5.00 per share. Of the total proceeds, $226,609 allocated to value the warrants (including the placement agent warrants) and offering costs of $84,878 have been charged against the book value of the debentures and are being amortized over the life of the debentures.

9.  Income Taxes

    As of March 31, 2001 and 2000, the Company had federal and state net operating loss carryforwards of approximately $4,254,888 and $3,396,281 respectively. The net operating loss and credit carryforwards will expire at various dates beginning in 2019 through 2021, if not utilized.

F–14

    Income tax expense (benefit) consists of:

	Current	Deferred	Total
Year ended March 31, 2001:
Federal	$—	$—	$—
State	—	—	—

	$—	$—	$—

Year ended March 31, 2000:
Federal	$(67,832)	$—	$(67,832)
State	—	—	—

	$(67,832)	$—	$(67,832)

    Actual income tax expense differs from the "expected" tax expense (computed by applying the U.S. federal corporate income tax rate of 34 percent to income before income taxes) as follows:

	Year Ended March 31
	2001	2000
Computed "expected" tax (benefit) expense	$(8,435)	$(43,572)
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal tax benefit	(992)	(4,485)
Nonconsolidated losses (income)	50,930	125,191
Return to accrual adjustments	(213,915)	—
Change in valuation allowance	147,000	(500,000)
Gain on related party capitalization	—	368,648
Nondeductible meals and entertainment and other	25,412	(13,614)

Income tax (benefit) expense	$—	$(67,832)

F–15

9.  Income Taxes (continued)

    Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes as of March 31, 2001 and 2000 are as follows:

	2001	2000
Deferred tax assets:
Net operating loss carryforwards	$1,667,000	$1,290,000
Deferred and accrued compensation	186,000	148,000
Intangible assets	462,000	228,000
Accrued liabilities	198,000	244,000
Other, net	28,000	71,000

Deferred tax assets	2,541,000	1,981,000
Deferred tax liabilities:
Property and equipment	(48,000)	(149,000)
Installment sales	(130,000)	—

Deferred tax liabilities	(178,000)	(149,000)
Net deferred tax assets	2,363,000	1,832,000
Valuation allowance	(2,363,000)	(1,832,000)

Total	$—	$—

    The net valuation allowance decreased by $531,000 and $500,000 during the year ended March 31, 2001 and 2000, respectively.

    In fiscal 2001, the valuation allowance increased by $384,000 related to excess tax benefits resulting from stock option exercises. If and when the Company is able to utilize these excess tax benefits in future periods, the reduction in the valuation allowance will be credited directly to additional paid-in capital.

10.  Leases

    The Company has non-cancelable operating leases for office space. The Company incurred rent expense of $786,254 and $488,991 for the years ended March 31, 2001 and 2000, respectively. Future minimum rent payments under existing non-cancelable operating leases are $742,392 in fiscal 2002, $759,261 in fiscal 2003, $771,900 in fiscal 2004, $782,946 in fiscal 2005, and $407,995 in fiscal 2006.

11.  Retirement Plan

    The Company has a qualified defined contribution retirement plan under Section 401(k) of the Internal Revenue Code. The plan covers all employees who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. In addition, employer contributions are made at the discretion of the Board of Directors. Participants are fully vested at all times in employee contributions. Employer contributions vest over a six-year period. No employer contributions were made during 2001 or 2000.

F–16

12.  Common Stock

Stock Options

    The Company has adopted a stock option plan (the Plan) pursuant to which the Company's Board of Directors may grant stock options to officers and key employees. The Plan authorizes grants of options to purchase up to 3,500,000 shares of authorized but unissued common stock. Stock options are granted with an exercise price not less than the stock's fair market value at the date of grant. All stock options granted to employees have ten-year terms; stock options granted to board members generally have a five-year term. The number of shares granted, vesting period, and price per share is determined by the Board of Directors. Stock options vest over three or four years. At March 31, 2001, there were 1,141,644 additional shares available for grant under the Plan.

    Stock option activity, relating to qualified and nonqualified options during the periods indicated is as follows:

	Fiscal Year Ended March 31
	2001		2000
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Balance outstanding at beginning of year	2,277,923	$3.00	2,726,872	$3.74
Granted	523,500	3.84	1,974,500	2.93
Exercised	(245,148)	2.03	(211,638)	2.37
Forfeited	(796,851)	2.69	(2,211,811)	3.90

Balance outstanding at end of year	1,759,424	3.52	2,277,923	3.00

Exercisable at end of year	613,125	$2.81	480,334	$2.27

Weighted-average fair value of options granted during the year	$3.84		$2.93

F–17

Sento Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2001

12.  Common Stock (Continued)

    The following table summarizes information about stock options outstanding at March 31, 2001:

Exercise Price	Number Outstanding at March 31, 2001	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at March 31, 2001	Weighted- Average Exercise Price
$1.50	100,000	8.00	$1.50	100,000	$1.50
1.75	310,049	7.57	1.75	194,315	1.75
2.19 - 2.50	186,500	6.37	2.39	78,166	2.43
2.56 - 3.06	232,250	8.34	2.90	44,735	3.06
3.12 - 4.13	146,875	7.51	3.40	40,435	3.75
4.25	123,000	9.30	4.25	—	—
4.50	364,750	8.57	4.50	124,853	4.50
4.81	86,000	9.05	4.81	—	—
5.44	5,000	9.06	5.44	—	—
6.25	205,000	6.36	6.25	30,621	6.25

	1,759,424	7.83	3.52	613,125	2.81

    The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 2001—expected dividend yield zero percent, risk-free interest rate of 4.61 percent, expected life of 5 years, and expected stock-price volatility of 92.91 percent; 2000—expected dividend yield zero percent, risk-free interest rate of 6.50 percent, expected life of 5 years, and expected stock-price volatility of 86.89 percent.

    The Company applies APB 25 in accounting for options issued under the Plan. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

		2001	2000
Net loss	As reported	$(24,808)	$(111,710)
	Pro forma	(866,403)	(586,887)
Basic income (loss) per share	As reported	0.00	(0.01)
	Pro forma	(0.10)	(0.08)
Diluted income (loss) per share	As reported	0.00	(0.01)
	Pro forma	(0.10)	(0.08)

    The full impact of calculating compensation cost for stock options under SFAS 123 may not be representative of the effects on reported net income (loss) for future years.

F–18

Stock Warrants

    Outstanding warrants to purchase shares of the Company's common stock are as follows:

Number of warrants	Exercise price	Expiration date
25,000	$5.50	June 2001
25,000	6.25	June 2001
50,000	4.75	September 2001
50,000	5.50	December 2001
50,000	6.25	December 2001
378,751	2.50	May 2002
130,000	5.00	February 2003
35,000	5.00	February 2003
10,000	4.25	May 2003
50,000	2.50	May 2003
60,000	1.60	March 2004

863,751

Warrants Issued for Services

    In fiscal 2000 and 2001, Sento issued 150,000 warrants in exchange for consulting services. These warrants have been accounted for pursuant to Emerging Issues Task Force (EITF) Issue No. 96-18. Accordingly, the warrants are periodically revalued based on the then fair market value of the underlying common stock during the performance period. During 2001, the Company recognized a reversal of expense previously recognized of approximately $75,000 related to the revaluation of the warrants.

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

Employee Stock Purchase Plan

    The Company has adopted a stock purchase plan under which 500,000 shares of common stock are reserved for future issuance to employees of the Company. The purpose of the stock purchase plan is to provide a method whereby certain employees of the Company may acquire a proprietary interest in the Company through the purchase of shares of common stock. The stock purchase plan is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code. As of March 31, 2001, the Company had sold 150,346 shares to employees of the Company under this plan.

F–19

13.  Related Party Transactions

    During fiscal 2000, the Company sold fixed assets to EchoPass (see Note 4) for approximately $1,303,000. No gain or loss was recognized on the sale.

    Subsequent to the transfer of technology to EchoPass (see Note 4), Sento and EchoPass entered into the following agreements:

    Services Agreement—wherein EchoPass licenses technology to Sento and provides other technical support functions to Sento.

    Facilities and Services Agreement—wherein Sento provides EchoPass a license to use office space and administrative services.

    Customer Support Agreement—wherein Sento provides outsourced product support for EchoPass customers.

    The following sets forth costs incurred and revenue generated under the agreements listed above during the years ended March 31:

	2001	2000
Costs incurred for EchoPass services under the Services Agreement	$3,706,000	$235,000
Charges to EchoPass under the Facilities and Services Agreement	155,000	28,000
Revenue recognized under Customer Support Agreement	691,000	71,000

    GT Investments—In March of 1999, Sento entered into a consulting agreement with GT Investments, a company that is wholly owned by Gary B. Filler, Sento's Chairman and acting Chief Financial Officer (CFO). Under the agreement, Sento pays GT Investments $8,500 per month for the CFO services provided by Mr. Filler. In March of 2001, Sento contracted with GT Investments to provide consulting services to its wholly owned subsidiary, Sento Training Corporation. The total expense incurred by Sento under its arrangement with GT Investments during the years ended March 31, 2001 and 2000 was $109,611 and $102,000, respectively. The consulting agreement is cancelable by either party at any time.

F–20

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 2. Description of Property.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Shareholder Matters
  Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7. Financial Statements.
  Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
PART III
  Items 9, 10, 11 and 12.
  Item 13. Exhibits and Reports on Form 8-K.
SIGNATURES
Sento Corporation and Subsidiaries Consolidated Balance Sheets
Sento Corporation and Subsidiaries Consolidated Statements of Operations
Sento Corporation and Subsidiaries Consolidated Statement of Stockholders' Equity and Comprehensive Income (Loss)
Sento Corporation and Subsidiaries Consolidated Statements of Cash Flows
Sento Corporation and Subsidiaries Supplement to Consolidated Statements of Cash Flows
Sento Corporation and Subsidiaries Notes to Consolidated Financial Statements March 31, 2001