Form 10KSB40/A
period 2001-03-31
SENTO CORP
filed 2001-07-30
CIK 4317

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

/x/	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2001 or

/ /	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

Sento Corporation

(Name of small business issuer in its charter)

Utah (State or other jurisdiction of incorporation)	000-06425 (Commission File No.)	87-0284979 (IRS Employer Identification No.)

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

None

    Transitional Small Business Disclosure Format (check one): Yes / /  No /x/

    Sento Corporation (the "Company") is filing this Amendment No. 1 on Form 10-KSB/A (this "Amendment") to its Annual Report on Form 10-KSB for the year ended March 31, 2001 for the purpose of including the following items, which were omitted from its previous Form 10-KSB filing:

  •
  Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act,

  •
  Item 10. Executive Compensation,

  •
  Item 11. Security Ownership of Certain Beneficial Owners and Management, and

  •
  Item 12. Certain Relationships and Related Transactions.

    All subsequent references to "Form 10-KSB" shall refer to the initial Form 10-KSB, as amended by this Amendment.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors:

    Certain information regarding the directors of the Company is set forth below:

Name	Age	Position	Director Since
Gary B. Filler	60	Chairman of the Board and Acting Chief Financial Officer(1)	1998
Dennis L. Herrick	58	President, Chief Executive Officer and Director	2000
Kieth E. Sorenson	52	Director(2)	1997
Kim A. Cooper	42	Director	1999
Lyndon L. Ricks	45	Director	1999

(1)
Mr. Filler became Chairman of the Board on September 26, 2000.

(2)
Mr. Sorenson served as the Chairman of the Board until September 26, 2000.

    Gary B. Filler has served as a director of the Company since August 1998 and as Chairman of the Board since September 26, 2000. Mr. Filler is also serving as Acting Chief Financial Officer of the Company. Prior to joining the Company, he was Senior Vice President and Chief Financial Officer of Diamond Multimedia Systems, Inc., a manufacturer of graphics boards and modems, from January 1995 to September 1996. From June 1994 to January 1995, Mr. Filler was a business consultant and private investor. From February 1994 until June 1994, he served as Executive Vice President and Chief Financial Officer of ASK Group, Inc., a computer systems company. Mr. Filler was Chairman of the Board of Seagate Technology, Inc., a manufacturer and distributor of data storage, retrieval and management products ("Seagate"), from September 1991 until October 1992, and was Vice Chairman of the Board of Seagate from October 1990 until September 1991. Mr. Filler served as Co-Chairman of the Board of Seagate and as a director of Seagate Software, Inc., a subsidiary of Seagate from June 1998 until December 2000.

    Dennis L. Herrick joined the Company as President and Chief Executive Officer, and as a member of the Board of Directors in March 2000. Prior to joining Sento he was President and Chief Executive Officer of I-Lease Inc., a provider of Internet based marketing tools for equipment leasing companies from June 1999 to March 2000. From November 1995 to March 1998 Mr. Herrick was Vice President of US Operations for Americ Disc, a manufacturer and distributor of compact disks. From September 1993 until November 1995, he was a founder and Chief Operating Officer of Triptych CD, a CDROM start-up, which was subsequently sold to Americ Disc. Concurrently, from January 1991 until April 1994, Mr. Herrick served as President of SJ Packaging Corporation, an offset printing company. Prior to 1991, Mr. Herrick was Vice President and General Manager of Data Products Europe for Xidex Corporation, a manufacturer and distributor of storage media products.

    Kieth E. Sorenson has served as director of the Company since June 1, 1997. Mr. Sorenson served as President and Chief Executive Officer of the Company from December 1, 1997 to April 22, 1999. Prior to joining the Company, Mr. Sorenson was the founder of Truevision, Inc. (formerly RasterOps), a publicly traded multi-media, graphics and video company. From 1993 to 1997, he was a managing partner of Sorenson, Thomas & Co. and President, CEO and Chairman of Truevision, Inc., of which he continued to serve as a director until January 1999. From 1979 to 1987, he was employed by Ramtek, Inc., a Silicon Valley pioneer in computer graphics as Vice President of Engineering and

Product Marketing. He is also currently the owner of Avtronix, a private aviation electronics manufacturing company, and a director of Sumeria, a developer of CD-ROM titles.

    Kim A. Cooper was appointed to serve as a director of Sento in August 1999. Mr. Cooper is currently the Chief Operating Officer of Sorenson Media, Inc., an Internet streaming media company ("Sorenson"), a position he has held since April 2000. Prior to Sorenson, Mr. Cooper was the founder, Chairman of the Board and Chief Executive Officer of Digital Harbor International, Inc., a software developer of server-side JAVA applications from 1996 until it was sold in 1999. Prior to Digital Harbor, Mr. Cooper served for two years as Vice President of Worldwide Marketing and Business Development for Novell, Inc., a provider of director-enabled networking software, and for ten years as Vice President of Worldwide Customer Services for WordPerfect Corporation. Mr. Cooper also serves as a director for three other companies, including: National Tech Team Inc., a multi-national provider of desktop management services to national and multi-national governmental entities and service organizations and a number of Fortune 500 companies; EchoPass, Inc., a private company providing innovative call center automation tools and assisted call center communication services; and ComDais, Inc., a private company providing leading Ariba-based B2B digital marketplaces to companies such as the number one rated business portal, Office.com. Mr. Cooper is a licensed attorney in Utah.

    Lyndon L. Ricks was appointed to serve as a director of Sento in October 1999. Since 1992, Mr. Ricks is an attorney in private practice with the law firm of Kruse, Landa & Maycock, L.L.C., located in Salt Lake City, Utah. Prior to joining his current firm in 1992, Mr. Ricks was engaged in the private practice of law with two firms located in Salt Lake City, Utah from 1982 until 1992. Mr. Ricks' legal practice is focused on securities compliance, mergers and acquisitions, corporate matters and general business transactions. Mr. Ricks served as a chairman of the Securities Section of the Utah State Bar from 1996 to 1997.

    Executive Officers:  In addition to Mr. Herrick, whose biography is set forth above, certain biographical information is furnished below with respect to the following executive officers of the Company and its subsidiaries:

    Ronnie Johansen, 40, has served as the Vice President of Operations of Sento since September 1999. Prior to his appointment as Vice President of Operations, Mr. Johansen served as the Vice President of Sento Technical Services from July 1998 until September 1999. Prior to joining Sento, Mr. Johansen served as Director of Customer Service for Novonyx, Inc., a joint venture formed by Novell, Inc. and Netscape Inc., from July 1997 until May 1998 and as a Director of EMEA Technical Services for Novell, Inc. in the Netherlands from November 1994 until July 1996. From August 1996 to July 1998, Mr. Johansen worked as an independent consultant for several international business ventures. He was also employed as Director of International Development for WordPerfect Corporation from 1987 until 1994. Mr. Johansen received a B.A. degree in Russian Studies from Brigham Young University.

    Stanley J. Cutler, 59, has served as Sento's Corporate Controller since November 1998 and as Corporate Secretary since July 1999. Previously he was interim Vice President of Finance for Portola Packaging, a manufacturer of closures for plastic containers with revenues of $200 million, from December 1997 to November 1998. Mr. Cutler served as Controller for Diamond Multimedia Systems, Inc., a multimedia and computer graphics and modem company, from January 1995 to November 1997. Mr. Cutler has many years of experience as controller and vice president of finance for high-tech companies in Silicon Valley. Mr. Cutler is a certified public accountant and began his career in accounting at Peat Marwick Mitchell & Co. in San Francisco, California.

Section 16(A) Beneficial Ownership Reporting Compliance:

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, as well as persons who beneficially own more than ten percent of the Common Stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Reporting persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that no forms were delinquent or were not filed during the most recent fiscal year or prior years (to the extent not previously disclosed).

Item 10. Executive Compensation.

Summary Compensation Table

    The following table provides certain summary information concerning the compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer, as well as all other executive officers of the Company whose aggregate compensation for the fiscal year ended March 31, 2001 exceeded $100,000 (collectively, the "Named Executive Officers").

Long-Term Compensation
	Annual Compensation				Awards		Payout
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)
Dennis L. Herrick Chief Executive Officer	2001 2000 1999	120,000 6,462 —	— 30,000 —	— — —	— — —	— — —	— — —	— — —
Stanley J. Cutler Secretary and Corporate Controller	2001 2000 1999	100,000 92,308 27,104	— 15,000 —	— — —	— — —	— — —	— — —	— — —
Gary B. Filler(1) Chairman of the Board and Acting Chief Financial Officer	2001 2000 1999	— — —	— — —	102,000 102,000 8,500	— — —	— — —	— — —	— — —
Ronnie Johansen Vice President of Operations	2001 2000 1999	98,804 78,692 38,173	21,592 5,910 —	— — —	— — —	— — —	— — —	— — —

(1)
Compensation paid to Mr. Filler represents payments made by the Company pursuant to a consulting agreement with G.T. Investments for Mr. Filler's services as Chief Financial Officer. (See "Director Compensation").

Option Grants in Last Fiscal Year

    The following table sets forth individual grants of options to acquire shares of Common Stock made to the Named Executive Officers during the fiscal year ended March 31, 2001.

Name	Options Granted	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price	Expiration Date
Stanley Cutler	30,000	6%	$4.81	April 18, 2001
Gary B. Filler	5,000	1%	$3.31	August 11, 2005
Gary B. Filler	10,000	2%	$2.75	January 15, 2006

Aggregated Option Exercises in Last Fiscal Year and Year End Option Values

    The following table sets forth the aggregate value of unexercised options to acquire shares of Common Stock held by the Named Executive Officers on March 31, 2001and the value realized upon the exercise of options during the fiscal year ended March 31, 2001.

			Number of Unexercised Options at FY End 2001(2)		Value of Unexercised In-the-Money Options at FY End 2001($)(3)
Name	Shares Acquired on Exercise	Value Realized($)(1)	Exercisable	Unexercisable	Exercisable	Unexercisable
Dennis Herrick	—	—	115,105	209,896	—	—
Stanley J. Cutler	—	—	118,541	161,459	$13,021	$11,979
Gary B. Filler	—	—	116,250	113,750	$50,000	—
Ronnie Johansen	—	—	63,123	136,877	$5,859	$5,391

(1)
Calculated based on the difference between the exercise price and the value of the shares as of the date acquired.

(2)
Includes shares of Common Stock subject to options exercisable within 60 days of March 31, 2001.

(3)
Calculated based on the difference between the exercise price and the price of a share of Common Stock on March 31, 2001. The price of the Common Stock on March 31, 2001 was $2.00 per share (as reported on the Nasdaq (SmallCap) Stock Market).

Director Compensation

    Non-employee directors of the Company receive compensation of $1,500 for attendance at each Board meeting, $750 for each telephonic Board meeting, and $1,000 for each committee meeting not held in conjunction with a regular Board meeting ($500 if the committee meeting is held in conjunction with a Board meeting). As additional incentive to serve, non-employee board members from time to time receive options to purchase shares of the Company's Common Stock. Messrs. Cooper and Sorenson each received options to purchase 15,000 shares of the Company's Common Stock and Mr. Ricks received options to purchase 10,000 shares of the Company's Common Stock during the last fiscal year.

    On March 30, 1999, the Company contracted with Gary B. Filler to act as Executive Vice President and Chief Financial Officer of the Company. Pursuant to such agreement, Mr. Filler is paid $8,500 per month for his services as CFO. The agreement is cancelable by either party at any time. In addition, during the fiscal year ended March 31, 2001, the Company granted to Mr. Filler options to purchase an aggregate of 5,000 shares and 10,000 shares of Common Stock at exercise prices of $3.31 and $2.75 per share, respectively.

Employment Agreements and Change of Control Arrangements

    The Incentive Plan provides that upon a change in control of the Company and a subsequent relocation, termination or reassignment of a participant in the Incentive Plan within one year, the options granted to such participant immediately vest and become exercisable. The Named Executive Officers are among the participants in the Incentive Plan.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

    The following table sets forth information as of July 12, 2001 with respect to the beneficial ownership of shares of the Common Stock by each person known by the Company to be the beneficial owner of more than 5% of the Common Stock, by each director, by each of the Named Executive Officers and by all directors and officers as a group. Unless otherwise noted, each person named has sole voting and investment power with respect to the shares indicated. The percentages set forth below have been computed based on the number of outstanding securities, excluding treasury shares held by the Company, which was 8,385,876 shares of Common Stock as of July 12, 2001.

	Beneficial Ownership As of July 12, 2001
Name and Address of Beneficial Owner	Number of Shares		Percentage of Class*
Common Stock:
Clemons F. Walker 748 Rising Star Henderson, NV 89104	481,200	(1)	6%
Gary B. Filler Chairman of the Board and Acting Chief Financial Officer 808 East Utah Valley Drive, American Fork, UT 84003	173,250	(2)	2%
Stanley J. Cutler Secretary and Corporate Controller 808 East Utah Valley Drive, American Fork, UT 84003	169,426	(3)	2%
Dennis L. Herrick President, CEO and Director 808 East Utah Valley Drive, American Fork, UT 84003	150,128	(4)	2%
Kieth E. Sorenson Director 808 East Utah Valley Drive, American Fork, UT 84003	116,250	(5)	1%
Ronnie Johansen Vice President of Operations 808 East Utah Valley Drive, American Fork, UT 84003	79,633	(6)	**
Kim A. Cooper Director 808 East Utah Valley Drive, American Fork, UT 84003	16,250	(7)	**
Lyndon L. Ricks Director 808 East Utah Valley Drive, American Fork, UT 84003	13,500	(8)	**
All officers and directors as a group (7 persons)	718,437	(9)	8%

*
Beneficial ownership as a percentage of the class for each person holding options, warrants or other rights exercisable within 60 days of July 12, 2001 has been calculated as though shares of Common Stock subject to such options were outstanding, but such shares have not been deemed outstanding for the purpose of calculating the percentage of the class owned by any other person.

**
Represents less than 1% of the outstanding shares of Common Stock.

(1)
Includes presently exercisable warrants to purchase 50,000 shares of Common Stock, 242,3000 shares of Common Stock held in the name of the Walker Family Trust, and presently exercisable warrants to purchase 50,000 shares of Common Stock held in the name of the Walker Family trust.

(2)
Includes 32,000 shares of Common Stock and 10,000 shares of Common Stock subject to presently exercisable warrants held by G.T. Investments, of which Mr. Filler is the sole shareholder, and presently exercisable options to purchase 126,250 shares of Common Stock.

(3)
Includes presently exercisable options to purchase 132,916 shares of Common Stock and presently exercisable warrants to purchase 10,000 Shares of Common Stock.

(4)
Includes presently exercisable options to purchase 142,187 shares of Common Stock.

(5)
Includes presently exercisable options to purchase 116,250 shares of Common Stock.

(6)
Includes presently exercisable options to purchase 72,498 shares of Common Stock.

(7)
Includes presently exercisable options to purchase 16,250 shares of Common Stock.

(8)
Includes presently exercisable options to purchase 7,500 shares of Common Stock.

(9)
Includes presently exercisable options to purchase 613,851 shares of Common Stock and presently exercisable warrants to purchase 20,000 shares of Common Stock.

Item 12. Certain Relationships and Related Transactions.

    In addition to the employment agreements, change of control arrangements and consulting agreement noted in the "Employment Agreements and Change of Control Arrangements" and "Director Compensation" subsections of Item 11, on March 2, 2000, the Company and EchoPass Corporation, a Delaware corporation ("EchoPass"), closed the transactions contemplated by an Amended and Restated Contribution Agreement dated as of March 1, 2000, between the Company and EchoPass (the "Contribution Agreement"). The transactions consummated pursuant to the Contribution Agreement as well as transactions involving EchoPass that closed on or about March 2, 2000 (collectively, the "EchoPass Transactions") included: (i) the transfer by the Company of certain technology developed or acquired by or licensed to the Company (the "Technology") to EchoPass in exchange for 4,000,000 shares of the Series A Convertible Preferred Stock, $.0001 par value per share, of EchoPass (the "EchoPass Series A Preferred"), representing approximately 26% of the issued and outstanding shares of EchoPass (the "EchoPass Common Stock") on a fully-diluted basis, (ii) the execution by the Company and EchoPass of a Services Agreement, dated as of March 1, 2000, enabling the Company to utilize the Technology (at most favored customer pricing) in developing its existing and future Customer Contact Solution Centers; (iii) the transfer by the Company of certain tangible assets, consisting primarily of computer equipment, to EchoPass in exchange for EchoPass' payment of approximately $1,303,000 in cash to the Company; and (iv) the resignation of certain former employees of the Company, including Arthur F. Coombs, III, formerly the Company's Chief Executive Officer and Keith Barr, Formerly the Company's Chief Information Officer, who became employees of EchoPass.

    Certain directors and officers of the Company, at the time of the closing of the EchoPass Transactions, had material relationships with EchoPass. In particular, EchoPass was formed by certain directors, officers and employees of the Company. Furthermore, certain directors and executive officers and other employees of the Company as of the closing date of the EchoPass Transactions (including Messrs. Sorenson, Coombs, Barr and Filler) owned an aggregate of 915,000 shares of EchoPass Common Stock, representing an aggregate of approximately 6% of the issued and outstanding shares of EchoPass Common Stock as of such date on a fully-diluted basis. Messrs. Coombs and Barr each owned 275,000 shares of EchoPass Common Stock and Messrs. Sorenson and Filler each owned 100,000 shares of EchoPass Common Stock as of such closing date. In addition, prior to such closing date, three of the Company's directors, Messrs. Sorenson, Coombs and Filler, also served as directors of EchoPass.

SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Amendment No. 1 on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized, on July 27, 2001.

SENTO CORPORATION
By:	/s/ DENNIS L. HERRICK Dennis L. Herrick President and Chief Executive Officer

    In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 27, 2001.

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

QuickLinks

PART III
SIGNATURES