Form 10QSB
period 2001-06-30
SENTO CORP
filed 2001-08-14
CIK 4317

United States
Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2001

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 06425

SENTO CORPORATION
(Exact Name of Small Business Issuer as Specified in its Charter)

Utah	87-0284979
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

808 East Utah Valley Drive American Fork, Utah	84003
(Address of Principal Executive Offices)	(zipcode)

(801) 492-2000
(Issuer’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒              No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at June 30, 2001

Common capital stock	8,385,876
$.25 par value

Transitional Small Business Disclosure Format (check one):

Yes  ☐              No  ☒

SENTO CORPORATION
Quarterly Report on Form 10-QSB
Quarter ended June 30, 2001

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

SENTO CORPORATION
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

ASSETS

	June 30, 2001	March 31, 2001

	(Unaudited)

Current assets:
Cash	$3,828,880	$3,575,740
Accounts receivable (net)	3,142,870	4,392,911
Other current assets	343,882	211,855

Total current assets	7,315,632	8,180,506

Property and equipment (net)	4,338,299	3,887,782
Other assets	84,883	73,795

Total Assets	$11,738,814	$12,142,083

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$948,846	$714,371
Accounts payable	988,247	1,417,148
Accrued liabilities	1,347,080	1,477,541
Accrued loss from discontinued operations	185,174	424,270
Deferred revenue	221,685	219,758

Total current liabilities	3,691,032	4,253,088

Long-term liabilities:
Convertible debt	1,117,942	1,092,824
Long-term debt, net of current portion	1,847,165	1,478,264

Total long-term liabilities	2,965,107	2,571,088

Stockholders' equity:
Common stock	2,132,270	2,131,072
Additional paid-in capital	10,676,266	10,682,056
Deferred compensation	(5,032)	(31,165)
Treasury stock	(347,572)	-
Accumulated deficit	(7,373,257)	(7,464,056)

Total stockholders' equity	5,082,675	5,317,907

Total Liabilities and Stockholders' Equity	$11,738,814	$12,142,083

SENTO CORPORATION
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,

	2001	2000

Revenue	$6,191,717	$4,856,045

Cost of sales	5,592,285	4,147,789

Gross profit	599,432	708,256

Selling, general and administrative expenses	443,063	421,388

Operating income	156,369	286,868

Equity loss on investment in EchoPass Corporation	-	(149,795)
Other expense, net	(65,570)	(12,213)

Income from continuing operations	90,799	124,860

Income from discontinued operations, net of income taxes	-	150,164

Net income	$90,799	$275,024

Basic income per share:

Income from continuing operations	$0.01	$0.01

Income from discontinued operations	-	0.02

Net income per common share	$0.01	$0.03

Diluted income per share:

Income from continuing operations	$0.01	$0.01

Income from discontinued operations	-	0.02

Net income per common share	$0.01	$0.03

Weighted average common shares outstanding:

Basic	8,471,004	8,318,380

Diluted	8,595,382	9,390,483

SENTO CORPORATION
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,

	2001	2000

Cash flows from operating activities:

Net income	$90,799	$275,024

Adjustments to reconcile net income to net cash Provided by (used) in operating activities:

Depreciation and amortization	452,025	283,346

Gain loss on disposal of assets	(407)	-

Equity loss on investment in EchoPass Corporation	-	149,795

Changes in operating assets and liabilities:

Accounts receivable	1,250,041	13,265

Other assets	(145,515)	(58,023)
Accounts payable	(428,901)	31,489
Accrued liabilities	(369,557)	435,012

Deferred revenue	1,927	(98,196)

Net cash provided by operating activities	850,412	1,031,712

Cash flows from investing activities:

Proceeds from sale of equipment	13,440	-

Purchase of property and equipment	(874,900)	(349,603)

Net cash used in investing activities	(861,460)	(349,603)

Cash flows from financing activities:

Principal payments of long term debt	(196,001)	(30,518)

Issuance of long-term debt	799,377	208,462

Purchase of treasury stock	(347,572)	-

Proceeds from stock options exercised	8,384	114,778

Net cash provided by financing activities	264,188	292,722

Net increase in cash	253,140	974,831

Cash at beginning of period	3,575,740	2 ,382,321

Cash at end of period	$3,828,880	$3,357,152

Supplemental disclosures of cash flow information

Cash paid for:

Interest	$96,556	$38,789

SENTO CORPORATION
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
June 30, 2001
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

Operating results for the three months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2001.

B.          COMMON STOCK

Three months ended June 30, 2001
During the three months ended June 30, 2001, options to purchase 4,791 shares of common stock were exercised.

There were 143,200 shares of common stock repurchased during the three-month period at a total cost of  $347,572 pursuant to a stock repurchase program approved by the Board of Directors in September 2000.  The repurchase program authorizes the repurchase of up to $1,000,000 of the Company’s common stock.  The repurchase is conditioned upon the Company’s having cash balances of at least $3,500,000 and $3,000,000 of unused bank line of credit immediately prior to the purchase of stock.   Through June 30, 2001, the Company has repurchased a cumulative total of 254,695 shares of the Company’s common stock under this program for $632,614.

Three months ended June 30, 2000
During the three months ended June 30, 2000, options to purchase 46,210 shares of common stock were exercised.

C.          INCOME PER SHARE

Income per share is computed in accordance with Financial Accounting Standards Board Standard 128, “Earnings Per Share.”  Basic income per share is computed as net income or loss divided by the weighted average number of shares of common stock outstanding for the period.  Diluted income per share reflects the potential dilution that could occur from shares of common stock issuable through stock options, warrants and other convertible securities, if dilutive.  Shares issuable pursuant to convertible debentures (257,400 shares) have not been included in the calculations of diluted common stock outstanding for the three months ended June 30, 2001 and 2000, respectively, because to do so would be anti-dilutive due to interest expense added back to net income.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended June 30, 2001 and 2000:
	Three Months Ended June 30

	2001	2000

Basic net income per share:
Net income	$90,799	$275,024

Denominator for basic net income per share – weighted average shares	8,471,004	8,318,380
Dilutive common stock options and warrants	124,378	1,072,103

Denominator for diluted net income per share – weighted average shares	8,595,382	9,390,483

Basic net income per share:
Continuing operations	$0.01	$0.01
Discontinuing operations	-	0.02

Net income	$0.01	$0.03

Diluted net income per share:
Continuing operations	$0.01	$0.01
Discontinuing operations	-	0.02

Net income	$0.01	$0.03

D.         DISCONTINUED OPERATIONS

On May 23, 2001, the Company reached a decision to discontinue the operations of its Training Division, which had historically been presented as a separate business segment.  Revenues, operating costs and expenses, other income and expenses, and income taxes of this business have been reclassified to accrued loss from discontinued operations for the three months ended June 30, 2001 and to discontinued operations for the three months ended June 30, 2000.  Subsequent to June 30, 2001, the Company sold substantially all of the assets held for sale from this business for $10,000 cash and a $50,000 note receivable.  As the Company has not completed the “wind-down” of its operations of the Training Division, no determination of the final loss on these discontinuing operations has been made.

E.          ECHOPASS CORPORATION

Pursuant to a shareholder vote at a special shareholder meeting in December 1999, the Company consummated the sale of certain technology to EchoPass Corporation (“EchoPass”) in exchange for 4,000,000 shares of EchoPass’ Series A Preferred Stock in March 2000.  EchoPass was formed in fiscal 2000 and is a development stage company.  Sento has recorded its investment in EchoPass at the historical carrying value of the underlying technology that was transferred to EchoPass.  As of March 31, 2000 Sento’s investment represented a 26% ownership interest in EchoPass.  Therefore, Sento has recorded its pro-rata share of EchoPass losses under the equity method of accounting.  As of June 30, 2000, the investment in EchoPass had been written down to a zero balance as the result of recording Sento’s pro-rata share of EchoPass losses.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Sento Corporation provides the latest in CRM (Customer Relations Management) service solutions for a diversified portfolio of organizations including leading domestic and international computer hardware and software companies.  Through its state-of-the-art Customer Contact Solutions Centers, Sento’s services include telephone, e-mail, Web text chat, Web callbacks, browser collaboration, voicemail, and fax.  These solutions are designed to direct incoming interactions to the right client company’s agent at the right time with skills-based routing and customer data screen pops, enabling immediate and accurate customer care.

Results of Operations

Three Months Ended June 30, 2001 Compared to the Three Months Ended June 30, 2000

Revenues.  Revenues increased 28%, or $1,336,000 from $4,856,000 for the three months ended June 30, 2000 to $6,192,000 for the three months ended June 30, 2001.  The significant increase in revenues was principally the result of increased revenues from existing customers and the acquisition of new customers.  Although revenues increased from the same three-month period in the previous year, revenues were not as high as management previously anticipated due to Sento’s clients’ having been affected by the general economic slowdown, and they in turn exerted pricing pressures on Sento’s services.  These pricing pressures, coupled with lower call volumes from most of Sento’s clients, resulted in lower than expected revenues.  There were 507 agents in one facility in American Fork, Utah as of June 30, 2000; and there were a total of 442 agents in two facilities (American Fork, Utah and Evanston, Wyoming) as of June 30, 2001.  The increase in revenue despite decreased agent numbers was primarily a result of management’s increasing agent productivity and driving more clients’ customers from phone interactions to more cost-effective Web solutions, such as self-help tools, live chat with co-browse, email express, and other live Web services.  Revenues by quarter for the twelve quarters ended June 30, 2001 were as follows:

Three Months Ended	Revenues	Increase (decrease) from prior quarter

September 30, 1998	$294,468	$7,014
December 31, 1998	$685,881	$391,413
March 31, 1999	$1,575,429	$889,548
June 30, 1999	$2,128,492	$553,063
September 30, 1999	$2,318,631	$190,139
December 31, 1999	$4,264,383	$1,945,752
March 31, 2000	$5,267,371	$1,002,988
June 30, 2000	$4,856,045	$(411,326)
September 30, 2000	$5,394,214	$538,169
December 31, 2000	$7,760,778	$2,366,564
March 31, 2001	$8,092,588	$331,810
June 30, 2001	$6,191,717	$(1,900,871)

Cost of Sales.  Cost of sales from continuing operations increased 35%, or $1,445,000, from $4,148,000 for the three months ended June 30, 2000 to $5,593,000 for the three months ended June 30, 2001.  This increase was due in part to additional expenses necessary to generate increased revenue.  Gross profit as a percentage of revenues decreased by 5 percentage points, from 15% of revenues during the three months ended June 30, 2000, to 10% of revenues for the three months ended June 30, 2001.  The Company has the capacity to service significantly higher volumes than it generated during the three months ended March 31, 2001.  This excess capacity, which was built in anticipation of higher revenues, resulted in a lower absorption of overhead and fixed costs, causing a decline in gross margin.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses remained essentially constant at $443,000 for the three months ended June 30, 2001 as compared to $421,000 for the three months ended June 30, 2000.  As a percentage of revenue, selling general and administrative expenses have decreased two percentage points from 9% of revenue during the three months ended June 30, 2000 to 7% of revenue during the three months ended June 30, 2001 primarily as a result of management’s continuing efforts to control administrative expenses.  However, with future anticipated increased revenues, these expenses are expected to increase, due, in part, to sales commissions and additional personnel expenses required to administer the increased revenues.

Other Expense (net).  During the three months ended June 30, 2001, the Company recorded other expense (net) of $66,000, as compared to $12,000 during the three months ended June 30, 2000.  The net increase in expense of $54,000 was primarily due to increased interest expense incurred from additional borrowings.

Liquidity and Capital Resources

Cash balances increased 7%, or $253,000, from $3,576,000 at March 31, 2001 to $3,829,000 at June 30, 2001.  Working capital decreased slightly to $3,625,000 at June 30, 2001 from $3,927,000 at March 31, 2000.  The increase in cash originated principally from positive cash flow from operations of $850,000 and borrowings under long-term equipment loans.  In addition, the Company has unused lines of credit in the amount of approximately $3 million as of June 30, 2001.

On September 13, 2000, the Board of Directors approved the repurchase of up to $1,000,000 of the Company’s common stock.  The repurchase program is conditioned upon the Company’s having cash balances of at least $3,500,000 plus an unused bank line of credit of $3,000,000 immediately prior to any buyback of shares. As of June 30, 2001 the Company had repurchased a total of 254,695 shares of common stock at a total cost of  $633,000 under this buyback program.

Historically the Company’s primary sources of liquidity have been cash received from sales of assets and cash provided through private sales of equity and debt, as well as borrowings under a bank line of credit, and for the fifteen months ended June 30, 2001, liquidity and cash were provided by positive cash flow from operations.  In addition, the Company has financed some of the equipment utilized in its business through long-term leasing arrangements.  The growth of the Company has consumed substantial amounts of cash, and the Company may be required to pursue additional financing opportunities to fund future growth.  In the event the Company is not able to find additional sources of funding, its ability to pursue its planned business strategy may be limited.  There can be no assurance that the Company will be able to obtain necessary capital funding on terms favorable to the Company, if at all.

Subsequent to June 30, 2001, the Company sold substantially all of the assets held for sale from its Training Division for $10,000 cash and a $50,000 note receivable.  As the Company has not completed the “wind-down” of its operations of the Training Division, no determination of the final loss on these discontinuing operations has been made.

The statements contained in this Quarterly Report on Form 10-QSB that are not purely historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All forward-looking statements involve various risks and uncertainties.  Forward-looking statements contained in this Report include statements regarding the Company's plans to develop and deliver integrated information technology services, market opportunities and acceptance, expectations, goals, revenues, financial performance, strategies, mission and intentions for the future.  Such forward-looking statements are included under. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and encompass Sento’s beliefs, expectations, hopes or intentions regarding future events.  Words such as “expects,” “believes,” “anticipates,” and “likely” also identify forward-looking statements. All forward-looking statements included in this Report are made as of the date hereof, based on information available to the Company as of such date, and the Company assumes no obligation to update any forward-looking statement.  It is important to note that such statements may not prove to be accurate and that the Company's actual results and future events could differ materially from those anticipated in such statements.  Among the factors that could cause actual results to differ materially from the Company's expectations are those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations---Risks Related to Existing and Proposed Operations.”  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section and other factors included elsewhere in this Report.

Risks Related to Existing and Proposed Operations

In addition to other information in this Report, the following are important factors that should be considered carefully in evaluating the Company and its business.

Dependence on Key Clients.   Two clients accounted for approximately 62% of the Company’s revenues for the year ended March 31, 2001, and for the three months ended June 30, 2001 three clients accounted for approximately 63% of the revenues of the Company.  Consistent with industry standards, Sento’s contracts are generally cancelable by the client on short-term notice.  Sento’s loss of a significant amount of business with any of its key clients could have, and the loss of a substantial amount of business with any of its largest existing clients would have, a material adverse effect on Sento’s business, financial condition, and results of operations.  In addition, Sento’s future revenue growth is dependent upon its ability to attract and retain new clients.

Risks of Growth Strategy.   Sento’s business strategy is premised, in part, upon expansion of its operations by opening, acquiring or partnering with other customer support facilities. Substantial risks accompany Sento’s growth plans. For example, Sento’s growth plans are dependent upon its ability to attract and retain new clients. Sento’s failure to attract and retain new clients will not only prevent the implementation of its business strategy, but may leave Sento with excess personnel and physical facilities, which would have a negative impact on Sento’s results of operations and financial condition.

Sento’s growth plans are also subject to fluctuations in technology and industry standards, changes in customer requirements and preferences and general economic conditions, among other factors. Many of these factors are beyond Sento’s control. If Sento is incorrect in its assessment of the feasibility of its growth plans, or if circumstances change in a way that Sento did not foresee or anticipate, Sento may not be able to grow as planned or its growth strategy may have an adverse effect on its business operations and financial condition.

Reliance on EchoPass for Outsourced Services.   Since completion of the EchoPass transactions in March 2000, Sento no longer possesses the EchoPass technology transferred to EchoPass and no longer employs a number of former technical support employees who were formerly engaged in developing the technology and maintaining Sento’s Customer Contact Solutions Centers. Some of these technical support functions are now provided by EchoPass employees on an outsourced basis pursuant to a services agreement. As a result, Sento is dependent on EchoPass for some of the technical support functions related to Sento’s Customer Contact Solutions Centers. The outsourcing relationship could result in decreased attention to Sento’s needs, slower response times and the lack of redundant support functions. If EchoPass fails in its business efforts, Sento may be required to identify and retain one or more alternate third party providers of such services and could experience service delays, interruptions and cancellations. In addition, if EchoPass does not provide to Sento high-quality technical support services at competitive prices, Sento may elect or be forced to obtain replacement services from alternate sources. There can be no assurance that Sento would be able to obtain such services at a reasonable cost, if at all, or without a material interruption of its business.

Conflicts Between Sento and EchoPass.   EchoPass owns the EchoPass technology, which comprises a portion of the technology utilized in Sento’s Customer Contact Solutions Centers. Although a statement of work between Sento and EchoPass grants to Sento the right to utilize substantially all of the EchoPass technology in the operation of its existing and future Customer Contact Solutions Centers, EchoPass will likely have the opportunity to license the EchoPass technology to third parties, including existing and potential competitors of Sento.

Changing Needs of the Customer Contact Service Market.   The customer contact service industry is characterized by rapid technological change, changes in customer requirements and preferences, and the emergence of new industry standards and practices that could render Sento’s existing and proposed products, services, technology and systems obsolete. To remain competitive, Sento must continually improve the performance, features, and reliability of its products and services, including its existing customer contact service applications, and develop new products and services that address the increasingly sophisticated and varied needs of its prospective customers. If Sento cannot adapt or respond in a cost-effective and timely manner to changing industry standards, market conditions, or customer requirements, its business and operating results would suffer and could negatively impact Sento’s business and/or financial condition.

Sento’s success may also depend in part on the ability of Sento and/or EchoPass to develop solutions that keep pace with the continuing changes in information technology, evolving industry standards, and changing client requirements. There can be no assurance that Sento will be successful in adequately addressing these developments on a timely basis or that, if these developments are addressed, Sento will be successful in the marketplace. In addition, there can be no assurance that products or technologies developed by others will not render Sento’s services non-competitive or obsolete. Sento’s or EchoPass’ failure to address these developments could have a material adverse effect on Sento’s business and financial condition.

Dilution of Sento’s Ownership in EchoPass.   EchoPass’ success in developing and licensing its technology will depend to a significant extent on EchoPass’ ability to obtain financing required to develop, market and sell its technology. As a result, EchoPass will have an incentive to issue additional capital stock to sources of such financing. Since the completion of the EchoPass transactions, EchoPass has issued additional shares of capital stock, incurred debt, which may be converted or exchanged for shares of capital stock, and issued derivative securities, which can be exercised for shares of capital stock. The issuance of such additional capital stock would have the effect of diluting Sento’s ownership of the EchoPass capital stock and reducing Sento’s ability to influence the management and policies of EchoPass.

The dilution of Sento’s economic interests could result in Sento receiving less financial benefit from EchoPass’ use of the EchoPass technology than Sento could have obtained through commercializing the EchoPass technology itself. Sento’s lack of voting control over EchoPass could result in EchoPass’ taking actions in conflict with or adverse to the interests of Sento. In addition, Sento will not have the unrestricted right to develop new applications for the EchoPass technology without obtaining the consent of EchoPass. Without a controlling interest in EchoPass, Sento will not be assured of obtaining EchoPass’ consent for such additional applications.

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

Competition in Customer Contact Services Market.   The customer contact services market is new and intensely competitive. There are no substantial barriers to entry, and established or new entities may enter this market in the near future. Furthermore, established enterprise software companies, including IBM, Hewlett-Packard Company, Microsoft Corporation, and similar companies, may leverage their existing relationships and capabilities to offer customer service applications. Any delays in the general market acceptance of the customer contact service applications and EchoPass’ proposed products and services would likely harm EchoPass’ competitive position. Delays would allow EchoPass’ competitors additional time to improve their service or product offerings, and also provide time for new competitors to develop e-business customer service applications and solicit prospective customers within EchoPass’ target markets. Increased competition could result in pricing pressures, reduced operating margins and loss of market share.

Risk of Emergency Interruption of Customer Contact Solutions Center Operations.   Sento’s business depends to a large extent on computer and telecommunications equipment and software systems (both equipment and systems maintained by Sento and equipment and systems maintained by third parties, including EchoPass). Sento cannot provide any assurance that natural disaster, human error, equipment malfunction or inadequacy, or other events would not result in a prolonged interruption in Sento’s ability to provide support services to its clients. The temporary or permanent loss of computer or telephone equipment or systems, through casualty, operating malfunction or otherwise, could have a material adverse effect on Sento. Property and business interruption insurance may not be adequate to compensate Sento for all losses that it may incur.

Attracting, Training, and Retaining Quality Management and Employees.   The customer contact services market suffers from a significant labor shortage. Sento’s success will depend, in large part, on its ability to attract, retain and train highly-qualified technical, managerial and marketing personnel with the required expertise. Sento has not entered into employment agreements that require the services of any of its key managerial or technical personnel to remain with Sento for any specified period of time. Competition for such personnel is intense. There can be no assurance that Sento will be able to attract and maintain the personnel necessary for the development and operation of its business nor that it will be able to train its current employees on new developments in technology. Specifically, the loss of the Company’s current Vice President of Operations, its Chief Executive Officer, or its Chief Financial Officer, or of the services of any other key personnel or an inability to attract, retain, train and motivate qualified personnel could have a material adverse effect on the business, financial condition and results of operations of Sento.

In addition, Sento’s total employee count has grown from approximately 585 as of March 31, 2000 to approximately 953 as of December 31, 2000 and has decreased to approximately 464 as of July 31, 2001. The support required for two of the Company’s largest clients is seasonal. There is therefore a necessity for very rapid increases in employees and subsequent decreases in the number of employees as the requirements for support decrease. In addition there is continued rapid growth on a year-to-year comparison. The Company cannot provide any assurance that its current management team can successfully manage Sento’s rapidly evolving business, and any failure to do so could have a material adverse effect upon Sento’s operating results.

Liquidity and Capital Resources.   At June 30, 2001, Sento had working capital of $3,625,000 and a cash balance of $3,829,000.  Future growth, particularly growth in excess of planned growth, will depend on the Company’s ability to obtain financing.  The historic growth rate of Sento’s Customer Contact Solutions operations has consumed substantial amounts of cash and will continue to require significant capital investment.  The Company may be required to pursue additional funding opportunities to fund future growth should it accelerate in excess of historical and planned future growth.  In the event the Company is not able to find such alternate sources of funding, its ability to pursue its planned business strategy may be limited.  There can be no assurance that the Company will be able to obtain necessary capital funding on terms favorable to the Company, if at all.

Dependence on Industry Trend to Outsource Services.   Sento’s business depends in large part on the trend within the IT industry to outsource certain services. Sento cannot provide any assurance that this trend will continue or that, if the trend continues, it will continue at the same rate of growth.  The failure of this trend to continue could have a material adverse effect on the business, financial condition, and results of operations of Sento.

Potential Significant Fluctuations in Quarterly Results.   The value of individual transactions can constitute a substantial percentage of Sento’s quarterly revenue, and particular transactions may generate a substantial portion of the operating profits for a quarter. Because Sento’s staffing and other operating expenses are based on anticipated revenue levels, and a high percentage of its expenses are fixed, delays in the receipt of orders can cause significant variations in operating results from quarter to quarter. In addition, Sento may expend significant resources pursuing potential sales that will not be consummated. Sento also may choose to reduce prices or to increase spending in response to competition or to pursue new market opportunities, which may adversely affect its operating results.

In particular, Sento’s quarterly revenues from its Customer Contact Solutions Center operations are potentially volatile. Such revenues are principally a function of the number of support requests received by Sento, and the time spent on such requests. Consequently, Sento’s profitability may be adversely affected if Sento receives fewer support requests than anticipated or the time spent in resolving inquiries is greater than anticipated.

For the reasons identified above, management believes that period-to-period comparisons of Sento’s results of operations may not be meaningful and that no one should rely upon them as an indication of future performance. Furthermore, Sento cannot provide any assurance that it will be able to achieve or sustain profitability on a quarterly basis.

Possible Volatility of Stock Price.   The trading price of the Common Stock has fluctuated widely in response to variations in quarterly operating results, announcements by Sento or its competitors, industry trends, general economic conditions or other events or factors. Such fluctuations, as well as fluctuations in the trading volume of the Common Stock, may continue in the future. Regardless of the general outlook for Sento’s business, the announcement of quarterly operating results below analyst and investor expectations could have a material and adverse effect on the market price of the Common Stock.

Anti-Takeover Considerations.   Sento’s Articles of Incorporation and Bylaws, the Utah Revised Business Corporation Act, and the Utah Control Shares Acquisition Act each contain certain provisions that may have the effect of inhibiting a non-negotiated merger or other business combination. Sento’s Articles of Incorporation grant to the Board of Directors the authority, without further action by Sento’s shareholders, to fix the rights and preferences of, and issue shares of preferred stock. These provisions may deter hostile takeovers or delay or prevent changes in control of Sento or changes in Sento’s management, including transactions in which shareholders might otherwise receive a premium for their shares over the then-current market prices. In addition, these provisions may limit the ability of shareholders to approve transactions that they may deem to be in their best interests.

Dividends.   Dividends are payable on the Common Stock only when, as, and if declared by Sento’s Board of Directors. At present Sento intends to retain any future earnings for use in its business and therefore does not anticipate paying any dividends on the Common Stock in the foreseeable future.

PART II.                        OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

             None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENTO CORPORATION
(Registrant)

	By:	/s/ DENNIS L. HERRICK
Dennis L. Herrick
President and Chief Executive Officer

	By:	/s/ STANLEY J. CUTLER
Stanley J. Cutler
Vice President of Finance and Secretary

Dated August 10, 2001