Form 10QSB
period 2001-09-29
SENTO CORP
filed 2001-11-08
CIK 4317

United States

Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-QSB

☒

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 29, 2001

☐

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 06425

Utah

SENTO CORPORATION

87-0284979

(State or other Jurisdiction of Incorporation or Organization)	Exact Name of Small Business Issuer as Specified in its Charter 808 East Utah Valley Drive American Fork, Utah 84003 (Address of Principal Executive Offices)

(I.R.S. Employer Identification No.)

Issuer’s telephone number, including area code:  (801) 492-2000

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Outstanding at
Class	October 31, 2001
Common capital stock	8,372,773
$.25 par value

Transitional Small Business Disclosure Format (check one):

Yes ☐	No ☒

SENTO CORPORATION

Quarterly Report on Form 10-QSB

Quarter ended September 29, 2001

PART I   - FINANCIAL INFORMATION

Item 1.    Financial Statements

SENTO CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

ASSETS

	September 29, 2001	March 31, 2001
	(Unaudited)
Current assets:
Cash	$1,683,154	$3,575,740
Accounts receivable (net)	3,922,180	4,392,911
Other current assets	332,001	211,855
Total current assets	5,937,335	8,180,506

Property and equipment (net)	5,343,082	3,887,782
Other assets	191,086	73,795
Total Assets	$11,471,503	$12,142,083

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$1,015,875	$714,371
Accounts payable	1,175,094	1,417,148
Accrued liabilities	1,044,673	1,477,541
Accrued loss from discontinued operations	27,681	424,270
Customer deposits and other current liabilities	189,724	219,758
Total current liabilities	3,453,047	4,253,088
Long-term liabilities:
Convertible debt	1,143,904	1,092,824
Long-term debt, net of current portion	1,751,289	1,478,264
Total long-term liabilities	2,895,193	2,571,088
Stockholders' equity:
Common stock	2,132,270	2,131,072
Additional paid-in capital	10,676,266	10,682,056
Deferred compensation	(2,032)	(31,165)
Treasury stock	(417,299)	-
Accumulated deficit	(7,265,942)	(7,464,056)
Total stockholders' equity	5,123,263	5,317,907
Total Liabilities and Stockholders' Equity	$11,471,503	$12,142,083

SENTO CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Income Statements

(Unaudited)

	Three Months Ended		Six Months Ended
	September 29,	September 30,	September 29,	September 30,
	2001	2000	2001	2000

Revenue	$5,082,742	$5,394,214	$11,274,459	$10,250,259

Cost of sales	4,563,077	4,674,295	10,155,362	8,822,084

Gross profit	519,665	719,919	1,119,097	1,428,175

Selling, general and administrative expenses	429,519	508,311	872,582	929,699
Operating income	90,146	211,608	246,515	498,476

Equity loss on investment in EchoPass Corporation	-	-	-	(149,795)
Other expense, net	(85,617)	(32,397)	(151,187)	(44,610)
Income from continuing operations	4,529	179,211	95,328	304,071
Income from discontinued operations	-	49,901	-	200,065
Gain on disposal of discontinued operations	102,786	-	102,786	-
Net income	$107,315	$229,112	$198,114	$504,136
Basic income per share:
Income from continuing operations	$0.00	$0.02	$0.01	$0.04
Income from discontinued operations	0.01	0.01	0.01	0.02
Net income per common share	$0.01	$0.03	$0.02	$0.06

Diluted income per share:
Income from continuing operations	$0.00	$0.02	$0.01	$0.03
Income from discontinued operations	0.01	0.01	0.01	0.02
Net income per common share	$0.01	$0.03	$0.02	$0.05

Weighted average common shares outstanding:
Basic	8,359,529	8,499,367	8,415,266	8,408,873
Diluted	8,367,336	9,070,165	8,481,359	9,230,324

SENTO CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	September 29,	September 30,
	2001	2000
Cash flows from operating activities:
Net income	$198,114	$504,136
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	938,428	582,810
Gain on disposal of assets	(407)	-
Equity loss on investment in EchoPass Corporation	-	149,795
Changes in operating assets and liabilities:
Accounts receivable	470,731	(719,158)
Other assets	(199,498)	(45,428)
Accounts payable	(242,054)	1,070,001
Accrued liabilities	(827,218)	(54,890)
Customer deposits	(30,034)	(143,943)
Net cash provided by operating activities	308,062	1,343,323
Cash flows from investing activities:
Proceeds from sale of equipment	29,765	-
Purchase of property and equipment	(2,271,029)	(1,499,294)
Net cash used in investing activities	(2,241,264)	(1,499,294)
Cash flows from financing activities:
Principal payments of long term debt	(437,246)	(47,319)
Issuance of long-term debt	886,777	690,533
Purchase of treasury stock	(417,299)	-
Proceeds from stock issued through employee stock purchase plan	-	139,349
Proceeds from stock options exercised	8,384	492,274
Net cash provided by financing activities	40,616	1,274,837
Net (decrease) increase in cash	(1,892,586)	1,118,866
Cash at beginning of period	3,575,740	2 ,382,321
Cash at end of period	$1,683,154	$3,501,187

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$158,364	$63,866

SENTO CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 29, 2001

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

Operating results for the three and six months ended September 29, 2001 are not necessarily indicative of the results that may be expected for the full year.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2001.

B.	COMMON STOCK

Six months ended September 29, 2001 During the six months ended September 29, 2001, options to purchase 4,791 shares of common stock were exercised.

There were 178,200 shares of common stock repurchased by the Company during the six-month period at a total cost of  $417,299 pursuant to a stock repurchase program approved by the Board of Directors in September 2000.  The repurchase program authorizes the repurchase of up to $1,000,000 of the Company’s common stock.  The repurchase is conditioned upon the Company’s having cash balances of at least $3,500,000 and $3,000,000 of unused bank line of credit immediately prior to the purchase of stock.  Through September 29, 2001, the Company has repurchased a cumulative total of 289,695 shares of the Company’s common stock under this program for $702,342.

Six months ended September 30, 2000
During the six months ended September 30, 2000, options to purchase 241,991 shares of common stock were exercised and 40,985 shares of common stock were sold to employees under the Company’s Employee Stock Purchase Plan.

C.	INCOME PER SHARE

Income per share is computed in accordance with Financial Accounting Standards Board Standard 128, “Earnings Per Share.”  Basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period.  Diluted income per share reflects the potential dilution that could occur from shares of common stock issuable through stock options, warrants and other convertible securities, if dilutive.  Shares issuable pursuant to convertible debentures (257,400 shares) have not been included in the calculations of diluted common stock outstanding for the three and six months ended September 29, 2001 and September 30, 2000, because to do so would be anti-dilutive.

The following tables sets forth the computation of basic and diluted earnings per share for the three and six months ended September 29, 2001 and September 30 2000:

	Three Months Ended
	September 29,	September 30,
	2001	2000

Net income	$107,315	$229,112

Denominator for basic net income per share – weighted average shares	8,359,529	8,499,367
Dilutive common stock options and warrants	7,807	570,798
Denominator for diluted net income per share – weighted average shares	8,367,336	9,070,165
Basic net income per share:
Continuing operations	$0.00	$0.02
Discontinuing operations	0.01	0.01
Net income	$0.01	$0.03

Diluted net income per share:
Continuing operations	$0.00	$0.02
Discontinuing operations	0.01	0.01
Net income	$0.01	$0.03

	Six Months Ended
	September 29,	September 30,
	2001	2000

Net income	$198,113	$504,136

Denominator for basic net income per share – weighted average shares	8,415,266	8,408,873
Dilutive common stock options and warrants	66,093	821,451
Denominator for diluted net income per share – weighted average shares	8,481,359	9,230,324
Basic net income per share:
Continuing operations	$0.01	$0.04
Discontinuing operations	0.01	0.02
Net income	$0.02	$0.06

Diluted net income per share:
Continuing operations	$0.01	$0.03
Discontinuing operations	0.01	0.02
Net income	$0.02	$0.05

D.	DISCONTINUED OPERATIONS

On May 23, 2001, the Company reached a decision to discontinue the operations of its Training Division, which had historically been presented as a separate business segment.  Revenues, operating costs and expenses, other income and expenses, and income taxes of this business have been recorded against the accrued loss from discontinued operations for the six months ended September 29, 2001 and reclassified as discontinued operations for the six months ended September 30, 2000.  In July of 2001, the Company sold substantially all of the assets held for sale from this business for $10,000 in cash and a $50,000 note receivable.  The anticipated loss from the disposal of the Training Division was expensed as of March 31, 2001.  During September of 2001, it became apparent that the Company’s loss from the disposal would be less than the amount accrued at March 31, 2001.  Accordingly, a gain on disposal of discontinued operations of $103,000 has been recorded in the Company’s income statement for the three and six months ended September 29, 2001 to reflect the Company’s realized loss from the disposal of this segment.

E.	ECHOPASS CORPORATION

Pursuant to a shareholder vote at a special shareholder meeting in December 1999, the Company consummated the sale of certain technology to EchoPass Corporation (“EchoPass”) in exchange for 4,000,000 shares of EchoPass’ Series A Preferred Stock in March 2000.  Sento recorded its investment in EchoPass at the historical carrying value of the underlying technology that was transferred to EchoPass.  At that time Sento recorded its pro-rata share of EchoPass losses under the equity method of accounting.  As of June 30, 2000, the investment in EchoPass had been written down to a zero balance as the result of recording Sento’s pro-rata share of EchoPass losses.

On November 2, 2001, EchoPass entered into a new financing arrangement with some of its investors that substantially diluted Sento’s ownership to less than one-half of one percent of EchoPass.  As a result, Sento no longer accounts for its investment in EchoPass under the equity method of accounting.

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

Results of Operations

Three Months Ended September 29, 2001 Compared to Three Months Ended September 30, 2000

Revenues.  Revenues decreased ($311,000 or 6%)  from $5,394,000 for the three months ended September 30, 2000 to $5,083,000 for the three months ended September 29, 2001.  The decrease was primarily due to pricing pressure and lower call volumes from larger existing customers triggered by the slowing economy.  Pricing pressure and lower call volumes accounted for a decrease in revenue of approximately 15%, which was offset, in part, by business from new clients.  Currently, the Company has excess capacity available to service additional call volume.  This excess capacity was built in anticipation of higher demand for the Company’s services.  However, with the economic downturn and recent terrorist attacks, it is difficult to predict the Company’s ability to fill this excess capacity with new business in the near future.  Revenues by quarter for the thirteen quarters ended September 29, 2001 were as follows:

Three Months Ended
	Revenues	Increase (decrease) from prior quarter
September 30, 1998	$294,468	$7,014
December 31, 1998	$685,881	$391,413
March 31, 1999	$1,575,429	$889,548
June 30, 1999	$2,128,492	$553,063
September 30, 1999	$2,318,631	$190,139
December 31, 1999	$4,264,383	$1,945,752
March 31, 2000	$5,267,371	$1,002,988
June 30, 2000	$4,856,045	$(411,326)
September 30, 2000	$5,394,214	$538,169
December 31, 2000	$7,760,778	$2,366,564
March 31, 2001	$8,092,588	$331,810
June 30, 2001	$6,191,717	$(1,900,871)
September 29, 2001	$5,082,742	$(1,108,975)

Cost of Sales.  Cost of sales decreased 2%, or $111,000, from $4,674,000 for the three months ended September 30, 2000 to $4,563,000 for the three months ended September 29, 2001 and gross profit as a percentage of revenues decreased by 3 percentage points, from 13% of revenues during the three months ended September 30, 2000, to 10% of revenues for the three months ended September 29, 2001.  During the three months ended September 29, 2001, management focused its efforts on keeping labor and other variable costs in line with decreased revenues.  Gross margins have been and management believes they are likely to continue to be positively influenced by increased agent productivity and Sento’s increasing ability to direct more clients’ customers from phone interactions to more cost-effective Web solutions, such as self-help tools, live chat with co-browse, email express, and other live Web services.  However, the economic downturn has resulted in lower call volumes from Sento’s clients, which, coupled with pricing pressures and Sento’s available capacity to service more than two times the call volume it is currently receiving, adversely impacted the Company’s gross margin for the three months ended September 29, 2001.  The Company anticipates increased call volumes from new clients in the December 2001 and March 2002 quarters; however, actual call volumes will be subject to a number of factors beyond Sento’s control, including the extent and duration of the current economic downturn.  An increase in call volume, if achieved, would  result in higher absorption of overhead and fixed costs, which would likely result in improved gross margin percentages.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased by 15% or $78,000 from $508,000 for the three months ended September 30, 2000 to $430,000 for the three months ended September 29, 2001.  This decrease was due, in part, to management’s cost reduction efforts.  In addition, the Company recovered $35,000 from a previously written-off receivable, which resulted in a reduction in bad debt expense for the three months ended September 29, 2001.  Management anticipates that selling, general and administrative expenses will increase in future periods if revenues increase.  These expenses are expected to increase due, in part, to sales commissions and additional personnel expenses that would be required to administer increased revenues, if achieved.

Other Expense (net).  During the three months ended September 29, 2001, the Company recorded other expense (net) of $86,000, as compared to $32,000 during the three months ended September 30, 2000.  The net increase in expense of $54,000 was primarily due to increased interest expense incurred from additional borrowings.

Discontinued Operations. As a result of management’s decision to discontinue the Company’s Training Division,  the anticipated loss on disposal of the training operations was expensed as of March 31, 2001.  In July 2001, the Company sold substantially all of the assets of this business, and in September 2001 it became apparent to management that the Company’s loss from the disposal would be less than the amount accrued at March 31, 2001.  Accordingly, a gain on disposal of discontinued operations of $103,000 was recorded in the accompanying income statement for the three months ended September 29, 2001 to adjust the Company’s realized loss from the disposal of this segment.  The revenues and expenses relating to the Training Division for the three months ended September 30, 2000 have been reclassified as income from discontinued operations.

Six Months Ended September 29, 2001 Compared to Six Months Ended September 30, 2000

Revenues.  Revenues increased 10% or $1,024,000 from $10,250,000 for the six months ended September 30, 2000 to $11,274,000 for the six months ended September 29, 2001.  The increase was primarily due to the addition of new customers.   The increase would likely have been larger had it not been for pricing pressures and lower call volumes from larger existing customers during the six months ended September 29, 2001.  The Company has excess capacity available to service additional call volumes.  However, with the economic downturn and recent terrorist attacks, it is difficult to predict the Company’s ability to fill this excess capacity with new business in the near future.

Cost of Sales.  Cost of sales increased 15%, or $1,333,000, from $8,822,000 for the six months ended September 30, 2000 to $10,155,000 for the six months ended September 29, 2001.  The increase was due in part to an overall increase in call volumes.  Additionally, the Company increased its capacity in anticipation of call volumes higher than that which has been achieved.  Gross profit as a percentage of revenues decreased by 4 percentage points, from 14% of revenues during the six months ended September 30, 2000, to 10% of revenues for the six months ended September 29, 2001.  During the six months ended September 29, 2001, management focused its efforts on keeping labor and other variable costs in line with revenue.  Gross margins have been and management believes they are likely to continue to be positively influenced by increased agent productivity, and Sento’s increasing ability to direct more clients’ customers from phone interactions to more cost-effective Web solutions, such as self-help tools, live chat with co-browse, email express, and other live Web services.  However, the economic downturn has resulted in lower call volumes from Sento’s clients, which coupled with pricing pressures and Sento’s available capacity to service more than two times the call volume it is currently receiving, adversely impacted the Company’s gross margin for the six months ended September 29, 2001.  The Company anticipates increased call volume from new clients in the December 2001 and March 2002 quarters; however, actual call volumes will be subject to a number of factors beyond Sento’s control, including the extent and duration of the current economic downturn.  An increase in call volume, if achieved, would result in higher absorption of overhead and fixed costs, which would likely result in improved gross margin percentages.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased by 6% or $57,000 from $930,000 for the six months ended September 30, 2000 to $873,000 for the six months ended September 29, 2001. This decrease was due, in part, to the Company’s recovering $35,000 from a previously written-off receivable, which resulted in a reduction in bad debt expense for the six months ended September 29, 2001.  Management anticipates that selling, general and administrative expenses will increase in future periods if revenues increase.  These expenses are expected to increase due, in part, to sales commissions and additional personnel expenses that would be required by management’s decision to increase the Company’s selling efforts and to administer anticipated increased revenues, if any, resulting from this increased sales effort.

Equity Loss on Investment in EchoPass Corporation.  The Company has historically accounted for its investment in EchoPass Corporation under the equity method of accounting.  Therefore, the Company has historically recorded its pro-rata share of EchoPass’ losses.  As of June 30, 2000, the investment in EchoPass had been written down to zero.  On November 2, 2001, EchoPass entered into a new financing arrangement with some of its investors that  substantially diluted Sento’s ownership to less than one-half of one percent of EchoPass.  As a result, Sento no longer accounts for its investment in EchoPass under the equity method of accounting.

Other Expense (net).  During the six months ended September 29, 2001, the Company recorded other expense (net) of $151,000, as compared to $45,000 during the six months ended September 30, 2000.  The net increase in expense of $106,000 was primarily due to increased interest expense incurred from additional borrowings.

Discontinued Operations. As a result of management’s decision to discontinue the Company’s Training Division,  the anticipated loss on disposal of the training operations was expensed as of March 31, 2001.  In July 2001, the Company sold substantially all of the assets of this business, and in September 2001 it became apparent to management that the Company’s loss from the disposal would be less than the amount accrued at March 31, 2001.  Accordingly, a gain on disposal of discontinued operations of $103,000 was recorded in the accompanying income statement for the three months ended September 29, 2001 to adjust the Company’s realized loss from the disposal of this segment.  The revenues and expenses relating to the Training Division for the three months ended September 30, 2000 have been reclassified to income from discontinued operations.

Liquidity and Capital Resources

Although the Company had cash flow from operations of $308,000 during the six months ended September 29, 2001, cash balances decreased 53%, or $1,893,000, from $3,576,000 at March 31, 2001 to $1,683,000 at September 29, 2001.  Working capital decreased to $2,484,000 at September 29, 2001 from $3,927,000 at March 31, 2001.  This decrease in cash was due in part to purchases of equipment with cash, as opposed to acquiring such equipment through long-term financing.  Sento intends to seek financing of  approximately $1,000,000 of this equipment through long-term leases.  In addition, a large client paid its $600,000 invoice late, which further adversely affected cash and cash flow from operations.  The Company had unused lines of credit in the amount of approximately $3.9 million as of September 29, 2001.

On September 13, 2000, the Board of Directors approved the repurchase of up to $1,000,000 of the Company’s common stock.  The repurchase program is conditioned upon the Company’s having cash balances of at least $3,500,000 plus an unused bank line of credit of $3,000,000 immediately prior to any buyback of shares. As of September 29, 2001 the Company had repurchased a total of 289,695 shares of common stock at a total cost of  $702,000 under this buyback program.

Historically the Company’s primary sources of liquidity have been cash received from sales of assets and cash provided through private sales of equity and debt, as well as borrowings under a bank line of credit. During the eighteen  months ended September 29, 2001, liquidity and cash were also provided by positive cash flow from operations.  In addition, the Company has financed some of the equipment utilized in its business through long-term leasing arrangements.  However, leasing and other financing companies have become much more conservative in providing financing because of the economic downturn, making it more difficult for the Company to obtain equipment financing.  The growth of the Company has consumed substantial amounts of cash, and the Company will be required to obtain additional financing  to fund future growth.  In the event the Company is not able to find additional sources of funding and enter into financing transactions on reasonable terms, its ability to pursue its planned business growth strategy may be limited.  There can be no assurance that the Company will be able to obtain necessary capital funding on terms favorable to the Company, if at all.

The statements contained in this Quarterly Report on Form 10-QSB that are not purely historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All forward-looking statements involve various risks and uncertainties.  Forward-looking statements contained in this Report include statements regarding the Company's plans to develop and deliver integrated information technology services, market opportunities and acceptance, expectations, goals, revenues, financial performance, strategies, mission and intentions for the future.  Such forward-looking statements are included under. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and encompass Sento’s beliefs, expectations, hopes and intentions regarding future events.  Words such as “expects,” “believes,” “anticipates,” and “likely” also identify forward-looking statements. All forward-looking statements included in this Report are made as of the date hereof, based on information available to the Company as of such date, and the Company assumes no obligation to update any forward-looking statement.  It is important to note that such statements may not prove to be accurate and that the Company's actual results and future events could differ materially from those anticipated in such statements.  Among the factors that could cause actual results to differ materially from the Company's expectations are those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations---Risks Related to Existing and Proposed Operations.”  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section and other factors included elsewhere in this Report.

Risks Related to Existing and Proposed Operations

In addition to other information in this Report, the following are important factors that should be considered carefully in evaluating the Company and its business.

Volatile Economic Conditions Have Affected and Will Likely Continue to Affect Sento’s Operations and Financial Results.  Volatile economic conditions have negatively affected Sento’s operations and financial results.  The slowing economy has resulted in increased pricing pressures and lower call volumes from existing customers, and may have limited Sento’s ability to attract new customers.  These factors have contributed to a decline in Sento’s revenues and net income and have resulted in Sento’s excess capacity to service call volumes.  A substantial percentage of Sento’s expenses is attributable to labor costs associated with staffing Customer Contact Solutions Centers, which Sento may not be able to reduce on short notice in order to compensate for unexpected shortfalls in call volumes.  Sento cannot forecast future fluctuations in economic conditions, and its operations and financial results may be materially and adversely effected by continued economic volatility.

Dependence on Key Clients.  Two clients accounted for approximately 62% of the Company’s revenues for the year ended March 31, 2001, and for the six months ended September 29, 2001 three clients accounted for approximately 61% of the revenues of the Company.  Consistent with industry standards, Sento’s contracts are generally cancelable by the client on short-term notice.  Sento’s loss of a significant amount of business with any of its key clients could have, and the loss of a substantial amount of business with any of its largest existing clients would have, a material adverse effect on Sento’s business, financial condition, and results of operations.  In addition, Sento’s future revenue growth is dependent upon its ability to attract and retain new clients.

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

Reliance on EchoPass for Outsourced Services.  Sento contracts with EchoPass for some of the technical support functions related to Sento’s Customer Contact Solutions Centers.  If EchoPass fails in its business efforts, Sento may be required to identify and retain one or more alternate third-party providers of such services and could experience service delays, interruptions or cancellations.

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

Dilution of Sento’s Ownership in EchoPass.  EchoPass’ success in developing and licensing its technology will depend to a significant extent on EchoPass’ ability to obtain financing required to develop, market and sell its technology.  As a result, EchoPass has issued, and may continue to issue additional capital stock to sources of such financing.  Since the completion of the EchoPass transactions, EchoPass has issued additional shares of capital stock, incurred debt, which may be converted or exchanged for shares of capital stock, and issued derivative securities, which can be exercised for shares of capital stock.  The issuance of such additional capital stock has resulted in substantial dilution of Sento’s ownership of the EchoPass capital stock and has virtually eliminated Sento’s ability to influence the management and policies of EchoPass.  Furthermore, the substantial dilution of Sento’s ownership interest in EchoPass has significantly reduced the prospect that Sento will realize any financial benefit from its ownership interest in EchoPass.

Competition.   The market for customer contact services is highly fragmented and very competitive.  The customer contact services industry, however, has begun to experience a degree of consolidation and the existence of major customer contact center companies has resulted in an additional level of competition from service providers that have greater name recognition, larger installed customer bases, and significantly greater financial, technical, and marketing resources than Sento.  Over the past several years, a number of existing companies have enjoyed increasing success and rapid internal growth.  Several of these companies have been active in acquiring smaller regional customer contact services companies and are becoming major competitors with a measurable share of this rapidly expanding market.

Also, many major companies provide their own in-house customer care support and customer training.  However, such companies are within the potential customer base for customer contact service providers and have the capability of outsourcing those services to Sento’s existing and prospective customers.

Sento cannot provide any assurance that better and more efficient services will not be provided by new or existing customer contact service providers in competition with Sento.  The services provided by such competitors may be more effective or less expensive than those provided by Sento.  There can be no assurance that Sento will improve, refine or enhance the services it provides.

Competition in Customer Contact Services Market.  The customer contact services market is new and intensely competitive.  There are no substantial barriers to entry, and established or new entities may enter this market in the near future.  Furthermore, established enterprise software companies, including IBM, Hewlett-Packard Company, Microsoft Corporation, and similar companies, may leverage their existing relationships and capabilities to offer customer service applications.  Any delays in the general market acceptance of the customer contact service applications and Sento’s proposed products and services would likely harm Sento’s competitive position.  Delays would allow Sento’s competitors additional time to improve their service or product offerings, and also provide time for new competitors to develop e-business customer service applications and solicit prospective customers within Sento’s target markets. Increased competition could result in pricing pressures, reduced operating margins and loss of market share.

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

Attracting, Training, and Retaining Quality Management and Employees.  The customer contact services market suffers from a significant labor shortage.  Sento’s success will depend, in large part, on its ability to attract, retain and train highly-qualified technical, managerial and marketing personnel with the required expertise.  Sento has not entered into employment agreements that require the services of any of its key managerial or technical personnel to remain with Sento for any specified period of time.  Competition for such personnel is intense.  There can be no assurance that Sento will be able to attract and maintain the personnel necessary for the development and operation of its business nor that it will be able to train its current employees on new developments in technology.  Specifically, the loss of any key personnel or an inability to attract, retain, train and motivate qualified personnel could have a material adverse effect on the business, financial condition and results of operations of Sento.

In addition, Sento’s total employee count has fluctuated from approximately 585 as of March 31, 2000 to approximately 953 as of December 31, 2000, and has decreased to approximately 455 as of October 31, 2001.  The support required for two of the Company’s largest clients is seasonal.  There is, therefore, a necessity for very rapid increases in employees and subsequent decreases in the number of employees as the requirements for support change.  The Company cannot provide any assurance that its current management team can successfully manage Sento’s rapidly evolving business, and any failure to do so could have a material adverse effect upon Sento’s operating results.

Liquidity and Capital Resources.  At September 29, 2001, Sento had working capital of $2,484,000 and a cash balance of $1,683,000.  Future growth, particularly growth in excess of planned growth, will depend on the Company’s ability to obtain financing.  The historic growth rate of Sento’s Customer Contact Solutions operations has consumed substantial amounts of cash and will continue to require significant capital investment.  The Company may be required to pursue additional funding opportunities to fund future growth should it accelerate in excess of historical and planned future growth.  In the event the Company is not able to find such alternate sources of funding, its ability to pursue its planned business strategy may be limited.  There can be no assurance that the Company will be able to obtain necessary capital funding on terms favorable to the Company, if at all.

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

Possible Volatility of Stock Price.  The trading price of  Sento’s common stock has fluctuated widely in response to variations in quarterly operating results, announcements by Sento or its competitors, industry trends, general economic conditions or other events or factors.  Such fluctuations, as well as fluctuations in the trading volume of the common stock, may continue in the future.  Regardless of the general outlook for Sento’s business, the announcement of quarterly operating results below analyst and investor expectations could have a material and adverse effect on the market price of the common stock.

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

Dividends.   Dividends are payable on Sento’s common stock only when, as, and if declared by Sento’s Board of Directors.  At present Sento intends to retain any future earnings for use in its business and therefore does not anticipate paying any dividends on the common stock in the foreseeable future.

PART II.                OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

a)     No Current Reports on Form 8-K have been filed by the Company during the three months ended September 29, 2001.

b)    See exhibit index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENTO CORPORATION
(Registrant)

By:	/s/ DENNIS L. HERRICK
Dennis L. Herrick
President and Chief Executive Officer

By:	/s/ STANLEY J. CUTLER
Stanley J. Cutler
Vice President of Finance and Secretary

Dated November 6, 2001.

Exhibit Index

Exhibit 10.1	Loan agreement between Sento Corporation and Wyoming Industrial
Development Corporation dated January 12, 2000.

Exhibit 10.2	Modification of promissory note with a blended rate (USDA Loan Identification No. 59-021-087028497) dated April 9, 2001.

Exhibit 10.3	U.S. Small Business Administration Note (SBA loan # GP-452368 40 08-CAS) dated June 4, 2001.