Form 10QSB
period 2001-12-29
SENTO CORP
filed 2002-02-12
CIK 4317

United States

Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended December 29, 2001

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 06425

SENTO CORPORATION

(Exact Name of Small Business Issuer as Specified in its Charter)

Utah	87-0284979
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

808 East Utah Valley Drive 3
American Fork, Utah 8400
(Address of Principal Executive Offices)

(801) 492-2000
Issuer’s telephone number, including area code

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒   No  ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at January 31, 2001
Common capital stock $.25 par value	8,372,773

Transitional Small Business Disclosure Format (check one):

Yes  ☐   No  ☒

SENTO CORPORATION

Quarterly Report on Form 10-QSB

Quarter ended December 29, 2001

i

PART I   — FINANCIAL INFORMATION

Item 1.    Financial Statements

SENTO CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

ASSETS

	December 29, 2001	March 31, 2001
	(Unaudited)
Current assets:
Cash	$2,576,520	$3,575,740
Accounts receivable (net)	2,733,921	4,392,911
Other current assets	500,887	211,855
Total current assets	5,811,328	8,180,506

Property and equipment (net)	5,776,267	3,887,782
Other assets	166,618	73,795
Total Assets	$11,754,213	$12,142,083

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$1,080,482	$714,371
Accounts payable	911,194	1,417,148
Accrued liabilities	1,250,969	1,477,541
Accrued loss from discontinued operations	—	424,270
Customer deposits and other current liabilities	186,188	219,758
Total current liabilities	3,428,833	4,253,088
Long-term liabilities:
Convertible debt	1,170,542	1,092,824
Long-term debt, net of current portion	1,777,265	1,478,264
Total long-term liabilities	2,947,807	2,571,088
Stockholders’ equity:
Common stock	2,137,744	2,131,072
Additional paid-in capital	10,694,441	10,682,056
Deferred compensation	—	(31,165)
Treasury stock	(417,299)	—
Accumulated deficit	(7,037,313)	(7,464,056)
Total stockholders’ equity	5,377,573	5,317,907
Total Liabilities and Stockholders’ Equity	$11,754,213	$12,142,083

SENTO CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Income Statements

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 29,	December 31,	December 29,	December 31,
	2001	2000	2001	2000
Revenue	$5,363,430	$7,760,778	$16,637,889	$18,011,037

Cost of sales	4,511,099	6,952,255	14,666,461	15,774,339

Gross profit	852,331	808,523	1,971,428	2,236,698

Selling, general and administrative expenses	539,561	505,817	1,412,143	1,435,517
Operating income	312,770	302,706	559,285	801,181

Equity loss on investment in EchoPass Corporation	—	—	—	(149,795)
Other expense, net	(84,141)	(47,704)	(235,328)	(92,314)
Income from continuing operations	228,629	255,002	323,957	559,072
Income (loss) from discontinued operations	—	(174,580)	—	25,486
Gain on disposal of discontinued operations	—	—	102,786	—
Net income	$228,629	$80,422	$426,743	$584,558
Basic income per share:
Income from continuing operations	$0.03	$0.03	$0.04	$0.07
Income (loss) from discontinued operations	0.00	(0.02)	0.01	0.00
Net income per common share	$0.03	$0.01	$0.05	$0.07

Diluted income per share:
Income from continuing operations	$0.03	$0.03	$0.04	$0.06
Income (loss) from discontinued operations	0.00	(0.02)	0.01	0.00
Net income per common share	$0.03	$0.01	$0.05	$0.06

Weighted average common sharesoutstanding:
Basic	8,372,773	8,576,898	8,401,102	8,464,882
Diluted	8,381,213	8,940,893	8,447,977	9,133,847

SENTO CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	December 29,	December 31,
	2001	2000
Cash flows from operating activities:
Net income	$426,743	$584,558
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,428,866	857,546
Gain on disposal of assets	(407)	—
Equity loss on investment in EchoPass Corporation	—	149,795
Changes in operating assets and liabilities:
Accounts receivable	1,658,990	(1,639,096)
Other assets	(362,399)	(48,747)
Accounts payable	(505,954)	1,104,415
Accrued liabilities	(636,807)	693,362
Customer deposits	(36,592)	(122,303)
Net cash provided by operating activities	1,972,440	1,579,530
Cash flows from investing activities:
Proceeds from sale of equipment	29,765	—
Purchase of property and equipment	(2,791,365)	(2,483,166)
Net cash used in investing activities	(2,761,600)	(2,483,166)
Cash flows from financing activities:
Principal payments of long term debt	(711,571)	(103,190)
Issuance of long-term debt	886,777	1,416,561
Purchase of treasury stock	(417,299)	(111,893)
Proceeds from stock issued through employee stock purchase plan	23,649	139,349
Proceeds from stock options exercised	8,384	497,357
Net cash (used) provided by financing activities	(210,060)	1,838,184
Net (decrease) increase in cash	(999,220)	934,548
Cash at beginning of period	3,575,740	2 ,382,321
Cash at end of period	$2,576,520	$3,316,869

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$269,432	$107,295

Non-cash investing and financing activities:

During the nine months ended December 29, 2001, the Company received a $50,000 note receivable for the sale of equipment and $489,906 of equipment was purchased through capital leases.

SENTO CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

December 29, 2001

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

Operating results for the three and nine months ended December 29, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2001.

B.            LONG TERM DEBT

In June 2001, the Company obtained a five-year term loan with Wyoming Industrial Development Corporation in the amount of $87,400.  The note is for the purchase of furniture and equipment to be used in the Company’s Customer Contact Solution Center located in Green River, Wyoming.  The note bears interest at 8.5% and provides for interest only payments during the first six months of the note.

In October 2001, the Company purchased equipment under two capital leases.   Equipment costing $428,439 was purchased under a four-year lease with monthly payments of $10,873. Equipment costing $61,467 was purchased under a three-year lease with a monthly payment of $1,985.  Both leases have a one-dollar purchase option at the end of the lease term.

In December 2001, the Company entered into a master lease agreement whereby the Company can finance up to $630,000 of future equipment purchases.  Each lease entered into under the master lease agreement will be for a period of 48 months with a one-dollar purchase option at the end of the lease.

C.            COMMON STOCK

Nine months ended December 29, 2001

During the nine months ended December 29, 2001, options to purchase 4,791 shares of common stock were exercised and 21,897 shares of common stock were sold to employees under the Company’s Employee Stock Purchase Plan.

There were 178,200 shares of common stock repurchased by the Company during the nine-month period at a total cost of  $417,299 pursuant to a stock repurchase program approved by the Board of Directors in September 2000.  The repurchase program authorizes the repurchase of up to $1,000,000 of the Company’s common stock.  The repurchase is conditioned upon the Company’s having cash balances of at least $3,500,000 and $3,000,000 of unused bank line of credit immediately prior to the purchase of stock.   Through December 29, 2001, the Company has repurchased a cumulative total of 289,695 shares of the Company’s common stock under this program for $702,342.

As of October 16, 2001, the Board of Directors unanimously called for the cessation of the common stock buyback program, as it was determined the Company’s resources would be better used on selling and marketing efforts.

Nine months ended December 31, 2000

During the nine months ended December 31, 2000, options to purchase 244,482 shares of common stock were exercised and 40,985 shares of common stock were sold to employees under the Company’s Employee Stock Purchase Plan.

D.            INCOME PER SHARE

Income per share is computed in accordance with Financial Accounting Standards Board Standard 128, “Earnings Per Share.”  Basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period.  Diluted income per share reflects the potential dilution that could occur from shares of common stock issuable through stock options, warrants and other convertible securities, if dilutive.  Shares issuable pursuant to convertible debentures (257,400 shares) have not been included in the calculations of diluted common stock outstanding for the three and nine months ended December 29, 2001 and December 31, 2000, because to do so would be anti-dilutive.

The following tables set forth the computation of basic and diluted earnings per share for the three and nine months ended December 29, 2001 and December 31 2000:

	Three Months Ended
	December 29,	December 31,
	2001	2000
Income from continuing operations	$228,629	$255,002

Loss from discontinued operations	—	(174,580)
Net income	$228,629	$80,422

Denominator for basic income per share — weighted average shares	8,372,773	8,576,898
Dilutive common stock options and warrants	8,440	363,995

Denominator for diluted income per share — weighted average shares	8,381,213	8,940,893
Basic income per share:
Continuing operations	$0.03	$0.03
Discontinued operations	0.00	(0.02)
Net income	$0.03	$0.01

Diluted income per share:
Continuing operations	$0.03	$0.03
Discontinued operations	0.00	(0.02)
Net income	$0.03	$0.01

	Nine Months Ended
	December 29,	December 31,
	2001	2000
Income from continuing operations	$323,957	$559,072
Income from discontinued operations and gain on disposal of discontinued operations	102,786	25,486
Net income	$426,743	$584,558

Denominator for basic income per share — weighted average shares	8,401,102	8,464,882
Dilutive common stock options and warrants	46,875	668,965
Denominator for diluted income per share — weighted average shares	8,447,977	9,133,847
Basic income per share:
Continuing operations	$0.04	$0.07
Discontinuing operations	0.01	0.00
Net income	$0.05	$0.07

Diluted income per share:
Continuing operations	$0.04	$0.06
Discontinuing operations	0.01	0.00
Net income	$0.05	$0.06

E.             DISCONTINUED OPERATIONS

On May 23, 2001, the Company reached a decision to discontinue the operations of its Training Division, which had historically been presented as a separate business segment.  Revenues, operating costs and expenses, other income and expenses, and income taxes of this business have been recorded against the accrued loss from discontinued operations for the nine months ended December 29, 2001 and reclassified as discontinued operations for the nine months ended December 31, 2000.  In July of 2001, the Company sold substantially all of the assets held for sale from this business for $10,000 in cash and a $50,000 note receivable.  The anticipated loss from the disposal of the Training Division was expensed as of March 31, 2001.  During September of 2001, it became apparent that the Company’s loss from the disposal would be less than the amount accrued at March 31, 2001.  Accordingly, a gain on disposal of discontinued operations of $103,000 has been recorded in the Company’s income statement for the nine-month periods ended December 29, 2001 to reflect the Company’s realized loss from the disposal of this segment.

F.             ECHOPASS CORPORATION

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

Results of Operations

Three Months Ended December 29, 2001 Compared to Three Months Ended December 31, 2000

Revenues.  Revenues decreased $2,398,000 or 31%  from $7,761,000 for the three months ended December 31, 2000 to $5,363,000 for the three months ended December 29, 2001.  The decrease was primarily due to pricing pressure and lower call volumes from larger existing customers, which management attributes to the slowing economy.  Currently, the Company has excess capacity available to service additional call volume.  This excess capacity was built in anticipation of higher demand for the Company’s services.  However, with the economic recession and recent terrorist attacks, it is difficult to predict the Company’s ability to fill this excess capacity with new business in the near future or at all.  Revenues by quarter for the fourteen quarters ended December 29, 2001 were as follows:

Three Months Ended	Revenues	Increase (decrease) from prior quarter
September 30, 1998	$294,468	$7,014
December 31, 1998	$685,881	$391,413
March 31, 1999	$1,575,429	$889,548
June 30, 1999	$2,128,492	$553,063
September 30, 1999	$2,318,631	$190,139
December 31, 1999	$4,264,383	$1,945,752
March 31, 2000	$5,267,371	$1,002,988
June 30, 2000	$4,856,045	$(411,326)
September 30, 2000	$5,394,214	$538,169
December 31, 2000	$7,760,778	$2,366,564
March 31, 2001	$8,092,588	$331,810
June 30, 2001	$6,191,717	$(1,900,871)
September 29, 2001	$5,082,742	$(1,108,975)
December 29, 2001	$5,363,430	$280,688

The Company’s largest client (accounting for approximately 32% of revenues for the nine months ended December 29, 2001) has given Sento notice that it intends to terminate its relationship with Sento in late April 2002.  Although the loss of this client is not expected to have any impact on the quarter ending March 30, 2002, it will likely have a significant adverse impact on Sento’s revenues and net income in quarters subsequent to March 30, 2002, if the business is not replaced.

Cost of Sales.  Cost of sales decreased 35%, or $2,441,000, from $6,952,000 for the three months ended December 31, 2000 to $4,511,000 for the three months ended December 29, 2001.  However, gross profit as a percentage of revenues increased by 6 percentage points, from 10% of revenues during the three months ended December 31, 2000, to 16% of revenues for the three months ended December 29, 2001.  The main reasons for this gross margin improvement are: (i) the increasing revenues from Sento’s Services Portal business that has a higher gross margin than the traditional call center business, (ii) management’s decision during the December 2001 quarter not to increase staffing for additional holiday business from a major client, which would have resulted in the incurrence of significant training costs involved in bringing on new call center agents and the lack of time to recover those training costs before the immediate subsequent layoffs required after the holiday season, and (iii) management’s continued focus on keeping labor and other variable costs in line with the amount of revenue produced.  Had it not been for management’s efforts to control variable costs and its implementation of the Services Portal, fixed costs would have likely reduced margins given the decrease in revenue.

The Company anticipates increased call volumes from new clients in the March 2002 quarter; however, actual call volumes will be subject to a number of factors beyond Sento’s control, including the extent and duration of the current economic recession.  An increase in call volume, if achieved, would result in higher absorption of overhead and fixed costs, which would likely result in improved gross margin percentages.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by 7%, or $34,000, from $506,000 for the three months ended December 31, 2000 to $540,000 for the three months ended December 29, 2001.  This increase was primarily due to increased marketing efforts.  Management anticipates that selling, general and administrative expenses will increase in future periods as a result of its efforts to increase revenues.

Other Expense (net).  During the three months ended December 29, 2001, the Company recorded other expense (net) of $84,000, as compared to $48,000 during the three months ended December 31, 2000.  The net increase in expense of $36,000 was primarily due to increased interest expense incurred from additional borrowings.

Nine Months Ended December 29, 2001 Compared to Nine Months Ended December 31, 2000

Revenues.  Revenues decreased 8%, or $1,373,000, from $18,011,000 for the nine months ended December 31, 2000 to $16,638,000 for the nine months ended December 29, 2001.  The decrease was primarily due to pricing pressure and lower call volumes from larger existing customers triggered by the slowing economy.  The Company has excess capacity available to service additional call volumes.  However, with the economic recession and recent terrorist attacks, it is difficult to predict the Company’s ability to fill this excess capacity with new business in the near future or at all.

Cost of Sales.  Cost of sales decreased 7%, or $1,108,000, from $15,774,000 for the nine months ended December 31, 2000 to $14,666,000 for the nine months ended December 29, 2001.  The decrease was due primarily to an overall decrease in call volumes.  Gross profit as a percentage of revenues remained constant at 12 percentage points for the nine months ended December 29, 2001and December 31, 2000.

The main reasons for holding gross profit percentages constant while revenues declined are: (i) the increasing revenues from Sento’s Services Portal business that has a higher gross margin than the traditional call center business, (ii) management’s decision during the December 2001 quarter not to increase staffing for additional holiday business from a major client, which would have resulted in the incurrence of significant training costs involved in bringing on new call center agents and the lack of time to recover those training costs before the immediate subsequent layoffs required after the holiday season, and (iii) management’s continued focus on keeping labor and other variable costs in line with the amount of revenue produced.  Had it not been for management’s efforts to control variable costs and its implementation of the Services Portal, fixed costs would have likely reduced margins given the decrease in revenue.

The Company currently has excess capacity and anticipates increased call volume from new clients in the March 2002 quarter.  However, actual call volumes will be subject to a number of factors beyond Sento’s control, including the extent and duration of the current economic recession.  An increase in call volume, if achieved, would result in higher absorption of overhead and fixed costs, which would likely result in improved gross margin percentages.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses remained relatively constant at $1,412,000 for the nine months ended December 29, 2001 when compared to $1,436,000 for the nine months ended December 31, 2000.  Management anticipates that selling, general and administrative expenses will increase in future periods as a result of its efforts to increase revenues.

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

Other Expense (net). During the nine months ended December 29, 2001, the Company recorded other expense (net) of $235,000, as compared to $92,000 during the nine months ended December 31, 2000.  The net increase in expense of $143,000 was primarily due to increased interest expense incurred from additional borrowings.

Discontinued Operations. As a result of management’s decision to discontinue the Company’s Training Division, the anticipated loss on disposal of the training operations was expensed as of March 31, 2001.  In July 2001, the Company sold substantially all of the assets of this business, and in September 2001 it became apparent to management that the Company’s loss from the disposal would be less than the amount accrued at March 31, 2001.  Accordingly, a gain on disposal of discontinued operations of $103,000 was recorded in the accompanying income statement for the nine months ended December 29, 2001 to adjust the Company’s realized loss from the disposal of this segment.  The revenues and expenses relating to the Training Division for the three months ended December 31, 2000 have been reclassified to income from discontinued operations.

Liquidity and Capital Resources

Although the Company had cash flow from operations of $1,972,000 during the nine months ended December 29, 2001, cash balances decreased 28%, or $999,000, from $3,576,000 at March 31, 2001 to $2,577,000 at December 29, 2001.  Working capital decreased to $2,382,000 at December 29, 2001 from $3,927,000 at March 31, 2001.  This decrease in cash was due in part to purchases of equipment with cash, as opposed to acquiring such equipment through long-term financing.  Sento is currently seeking financing of approximately $1,000,000 on this equipment, but there can be no assurance that such financing will be completed, or that if completed, it will be completed on terms favorable to Sento.  The Company was able to obtain long-term debt financing for $887,000 of equipment during the nine months ended December 29, 2001, and an additional financing of $490,000 of equipment was obtained through capital leases during the same nine-month period. As of December 29, 2001, the Company had an unused operating line of credit in the amount of $3,000,000 and an unused lease line of credit of $630,000.

On September 13, 2000, the Board of Directors approved the repurchase of up to $1,000,000 of the Company’s common stock.  The repurchase program was conditioned upon the Company’s having cash balances of at least $3,500,000 plus an unused bank line of credit of $3,000,000 immediately prior to any buyback of shares. As of December 29, 2001 the Company had repurchased a total of 289,695 shares of common stock at a total cost of  $702,000 under this buyback program.  As of October 16, 2001, the Board of Directors unanimously called for the cessation of the repurchase program, as it was determined the Company’s resources would be better used on selling and marketing efforts.

Historically the Company’s primary sources of liquidity have been cash received from sales of assets and cash provided through private sales of equity and debt, as well as borrowings under a bank line of credit. During the twenty-one  months ended December 29, 2001, liquidity and cash were also provided by positive cash flow from operations.  In addition, the Company has financed some of the equipment utilized in its business through long-term leasing arrangements.  However, leasing and other financing companies have become much more conservative in providing financing because of the economic recession, making it more difficult for the Company to obtain equipment financing.  The growth of the Company has consumed substantial amounts of cash, and the Company will be required to obtain additional financing  to fund future growth.  In the event the Company is not able to find additional sources of funding and enter into financing transactions on reasonable terms, its ability to pursue its planned business growth strategy may be limited.  There can be no assurance that the Company will be able to obtain necessary capital funding on terms favorable to the Company, if at all.

The statements contained in this Quarterly Report on Form 10-QSB that are not purely historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All forward-looking statements involve various risks and uncertainties.  Forward-looking statements contained in this Report include statements regarding the Company’s plans to develop and deliver integrated information technology services, market opportunities and acceptance, expectations, goals, revenues, financial performance, strategies, mission and intentions for the future.  Such forward-looking statements are included under. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and encompass Sento’s beliefs, expectations, hopes and intentions regarding future events.  Words such as “expects,” “believes,” “anticipates,” and “likely” also identify forward-looking statements.

All forward-looking statements included in this Report are made as of the date hereof, based on information available to the Company as of such date, and the Company assumes no obligation to update any forward-looking statement.  It is important to note that such statements may not prove to be accurate and that the Company’s actual results and future events could differ materially from those anticipated in such statements.  Among the factors that could cause actual results to differ materially from the Company’s expectations are those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risks Related to Existing and Proposed Operations.”  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section and other factors included elsewhere in this Report.

Risks Related to Existing and Proposed Operations

In addition to other information in this Report, the following are important factors that should be considered carefully in evaluating the Company and its business.

Volatile Economic Conditions Have Affected and Will Likely Continue to Affect Sento’s Operations and Financial Results.  Volatile economic conditions have adversely affected Sento’s operations and financial results.  The slowing economy has resulted in increased pricing pressures and lower call volumes from existing clients, and may have limited Sento’s ability to attract new clients.  These factors have contributed to a decline in Sento’s revenues and net income and have resulted in Sento’s excess capacity to service call volumes.  A substantial percentage of Sento’s expenses is attributable to labor costs associated with staffing Customer Contact Solutions Centers, which Sento may not be able to reduce on short notice in order to compensate for unexpected shortfalls in call volumes.  Sento cannot forecast future fluctuations in economic conditions, and its operations and financial results may be materially and adversely affected by continued economic volatility.

Dependence on Key Clients.  Two clients accounted for approximately 62% of the Company’s revenues for the year ended March 31, 2001, and for the nine months ended December 29, 2001 three clients accounted for approximately 62% of the revenues of the Company.  The largest of these clients (accounting for approximately 32% of revenues for the nine months ended December 29, 2001) has given Sento notice that it intends to terminate its relationship with Sento in late April 2002.  Although the loss of this client is not expected to have any impact on the quarter ending March 30, 2002, it will likely have a significant adverse impact on Sento’s revenues and net income in quarters subsequent to March 30, 2002, if the business is not replaced.

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

Dilution of Sento’s Ownership in EchoPass.  EchoPass’ success in developing and licensing its technology will depend to a significant extent on EchoPass’ ability to obtain financing required to develop, market and sell its technology.  As a result, EchoPass has issued, and may continue to issue additional capital stock to sources of such financing.  Since the completion of the EchoPass transactions, EchoPass has issued additional shares of capital stock, incurred debt, which may be converted or exchanged for shares of capital stock, and issued derivative securities, which can be exercised for shares of capital stock.  The issuance of such additional capital stock has resulted in substantial dilution of Sento’s ownership of the EchoPass capital stock and has eliminated Sento’s ability to influence the management and policies of EchoPass.  Furthermore, the substantial dilution of Sento’s ownership interest in EchoPass has significantly reduced the prospect that Sento will realize any financial benefit from its ownership interest in EchoPass.

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

In addition, Sento’s total employee count has fluctuated from approximately 585 as of March 31, 2000 to approximately 953 as of December 31, 2000, and has decreased to approximately 501 as of  December 31, 2001.  The support required for two of the Company’s largest clients is seasonal.  There is, therefore, a necessity for very rapid increases in employees and subsequent decreases in the number of employees as the requirements for support change.  The Company cannot provide any assurance that its current management team can successfully manage Sento’s rapidly evolving business, and any failure to do so could have a material adverse effect upon Sento’s operating results.

Liquidity and Capital Resources.  At December 29, 2001, Sento had working capital of $2,382,000 and a cash balance of $2,577,000.  Future growth, particularly growth in excess of planned growth, will depend on the Company’s ability to obtain financing.  The historic growth rate of Sento’s Customer Contact Solutions operations has consumed substantial amounts of cash and will continue to require significant capital investment.  The Company may be required to pursue additional funding opportunities to fund future growth should it accelerate in excess of historical and planned future growth.  In the event the Company is not able to find such alternate sources of funding, its ability to pursue its planned business strategy may be limited.  There can be no assurance that the Company will be able to obtain necessary capital funding on terms favorable to the Company, if at all.

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

PART II.                OTHER INFORMATION

Item 4.    Submission of Matters to Vote of Security Holders

On October 16, 2001, the Company held its Annual Meeting of Shareholders (the “Annual Meeting”).  At the Annual Meeting, two matters were submitted to the Company’s shareholders for consideration and approval.  Those matters, together with the voting results for each matter, are described in the following paragraphs.

1.               Six directors of the Company were elected to serve until the 2002 Annual Meeting of Shareholders of the Company.  The directors elected, together with votes received are: Gary B. Filler 6,202,265 votes; Dennis L. Herrick 6,199,757 votes; Kieth E. Sorenson 5,828,797 votes; Kim A. Cooper 6,214,822 votes; Lyndon L. Ricks 6,226,465 votes; and Eric Olafson 6,226,322 votes.

2.               The Company’s shareholders approved a proposal to ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending March 30, 2002.  With respect to this proposal, there were 6,229,406 shares cast in favor of the proposal, 15,731 shares cast against the proposal, and 57,928 votes abstained.

Item 6.             Exhibits and Reports on Form 8-K

a)              No Current Reports on Form 8-K have been filed by the Company during the three months ended December 29, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENTO CORPORATION
(Registrant)

	By:	/s/ PATRICK F. O’ NEAL
Patrick F. O’ Neal
President and Chief Executive Officer

	By:	/s/ STANLEY J. CUTLER
Stanley J. Cutler
Vice President of Finance and Secretary

Dated February 11, 2002.