Form 10KSB
period 2002-03-30
SENTO CORP
filed 2002-06-28
CIK 4317

Use these links to rapidly review the document
TABLE OF CONTENTS

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒
Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 30, 2002 or

☐
Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

Sento Corporation
(Name of small business issuer in its charter)

Utah	000-06425	87-0284979
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

808 East Utah Valley Drive
American Fork, Utah 84003
(Address of principal executive offices, including zip code)

Issuer's telephone number, including area code: (801) 772-1100

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.25 par value

        Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

        State Issuer's revenues for its most recent fiscal year: $23,047,337

        The aggregate market value of the Common Stock held by non-affiliates of the issuer, based upon the closing sale price of the Common Stock reported by the NASDAQ SmallCap Market on May 31, 2002, was approximately $6,959,383.

        The number of shares of Common Stock outstanding as of May 31, 2002 was 8,395,766

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Issuer's definitive proxy statement relating to its Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

        Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

i

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

PART I

Item 1. Business.

Overview

        Sento Corporation, Inc. ("Sento" or "Company") designs, implements, and manages high-tech solutions for customer acquisition, customer care, technical support, and help-desk functions. Using state-of-the-art Portal Services and Customer Contact Solutions Centers, Sento provides domestic and international support services to Fortune 1000 companies, multinational companies, product manufacturers, and software publishing companies. Sento's proprietary customer relationship management ("CRM") software and other reporting and management tools, when integrated with multi-channel communications points such as telephone, internet, chat, email, and self help, provide leading edge solutions that help Sento's clients significantly reduce costs and improve customer satisfaction. By allowing companies to focus on their core business, Sento helps its clients reduce headcount, eliminate unnecessary capital expenditures, and improve the experience for the customer.

        Sento believes that the principal factors motivating organizations to pursue outsourced customer contact center services are the desire to provide improved customer satisfaction, an effort to focus internal organizational resources on the organization's core competencies, reduced costs, and a desire for increased efficiency. Many organizations that currently support their customers in-house, whether in their core business or to facilitate business operations, currently outsource some or all of their customer contact needs. Business analysts believe that this trend will continue to grow as technology becomes more complex and client resources need to be allocated in the most cost-effective manner possible.

Background

        Sento was formed in 1986 as a value-added reseller ("VAR") and was formerly known as Spire Technologies, Inc. In 1996, Sento executed a share exchange with an existing public company. Sento is incorporated under the laws of the State of Utah. The Company's common stock is traded on the NASDAQ Small Cap Market under the symbol "SNTO". Throughout this Report, the word "client" refers to entities the Company serves and the word "customer" refers to customers of Sento's clients.

        In 1997 and 1998, Sento undertook a strategic transition to focus its efforts on customer contact solutions. Sento constructed a new generation customer contact facility ("Customer Contact Solutions Center" or "CCSC"). Subsequently, the Company has constructed an additional CCSC in Utah and two CCSCs in Wyoming, one of which the Company does not expect to utilize and which is currently for sale or subletting. In addition, through strategic alliances, Sento has developed CCSCs in Scotland, South Africa, and India and plans to open a CCSC in Ireland in the near future.

        Sento sold certain operations, comprising substantially all of its VAR business, in March and June 1999. In November 1999, Sento, Echopass Corporation, a newly-formed corporation organized by certain existing and former Sento officers, directors and employees ("Echopass"), and a group of financial and strategic investors entered into a series of transactions, pursuant to which Sento transferred to Echopass substantially all of the technology then owned and utilized by Sento in the operation of its Customer Contact Solutions Centers. Sento sold to Echopass certain tangible assets, consisting primarily of computer equipment, and other investors contributed technology license rights and approximately $27.6 million in cash. In exchange, Sento received 4,000,000 shares of Echopass Series A Preferred Stock, approximately $1.3 million in cash and rights to utilize the Echopass technology in developing its Customer Contact Solutions Centers (the "Echopass Transactions").

        Since the completion of the Echopass Transactions, Echopass has issued additional shares of stock, incurred debt, which may be converted or exchanged for shares of stock, and issued derivative securities, which can be exercised for shares of stock. These transactions have diluted Sento's ownership interest in Echopass to less than one-half of one percent. The substantial dilution of Sento's ownership interest in Echopass has virtually eliminated any prospect that Sento will benefit financially from its ownership interest in Echopass. Sento continues to utilize certain elements of the Echopass technology to operate its Customer Contact Solutions Centers, but has developed proprietary technology or acquired the right to use third-party technology for much of its Customer Contact Solutions Center operations, and anticipates that it will no longer continue to utilize any Echopass technology after July 2002.

        On May 30, 2001, Sento announced its plans to discontinue the operations of its Training Division to focus on the Company's profitable, higher-growth Customer Contact Solutions business. The discontinuation of Sento's Training Division operations is in line with the Company's stated objective of reducing operating expenses to concentrate resources and personnel on the Company's core CCSC business. The Company completed the disposal of its Training Division in August 2001.

Industry Background

        The customer contact services industry encompasses a broad spectrum of services and technology used to build long-term relations between clients and their customers. Sento believes most organizations face a rapidly changing, highly competitive environment in which improved customer contact center services and enhanced customer interactions can be a significant factor in improving products and services, lowering costs, increasing customer satisfaction, and building competitive advantages.

        Many senior executives and managers recognize the importance of information technology ("IT") in their organizations and the potential benefits of improved customer service. At the same time, technological changes and the costs and time associated with implementing and utilizing current solutions create tremendous pressure on organizations and their management. As the pace of advancement accelerates, an organization's ability to evaluate, design, integrate, deploy, and leverage new technology becomes a critical competitive issue. It is also becoming increasingly more difficult for companies to stay abreast of rapid technological change while maintaining the required operational efficiency of customer contact centers. In addition, heightened reliance on accumulated customer data to improve product offerings as well as customer satisfaction and loyalty requires functional and pertinent information gathered and analyzed in a timely fashion. An organization's ability to implement and utilize customer relationship data gathering in a timely and cost-efficient manner may very well be the difference between failure and success.

        The challenge of maintaining an organization's focus on core business areas while attempting to monitor and benefit from rapid changes has prompted more and more organizations to seek outsourced customer contact center solutions. Organizations lacking this experience and know-how are finding it increasingly difficult and expensive to service all their needs in-house. As a result, "outsourcing" continues to gain favor across the business spectrum.

Business Strategy

        Sento's business strategy is to design, develop, implement, and manage integrated customer contact solutions that enable its customers to effectively use leading-edge technology and diversified workforce management to improve their business operations and reduce their operating expenses while improving their overall customer satisfaction. Sento's business strategy is based on the following strategic initiatives:

        Diversified Workforce Management – Sento's solutions incorporate the ability to allow Sento's clients, partners and competitors serving the same client account to work from the same software platforms while having the data from disparate locations tracked and recorded by a central data source provided by Sento. In addition, Sento can provide Sento's clients access to offshore labor in India, South Africa, and the U.K with the ability for these labor alternatives to utilize the same software and tracking capabilities real time whether domestic or offshore. Sento's proprietary customer relationship management software ("Recite") gathers information from every phone call, chat, email and self-help transaction regardless of the service provider so long as all are connected to Sento's solution platform.

        Design, Develop, Implement, and Manage Leading Edge Customer Relationship Management and Contact Center Solutions – Sento develops strategies and implements customer contact solutions that can help its clients significantly drive service costs lower while increasing customer choices and satisfaction. Sento's business strategy employs a suite of options intended to allow its clients' customers to use a variety of contact points depending upon the customer's desire at the time. In some cases, Sento has assisted its clients in moving expensive phone interactions to more cost-effective Web solutions while maintaining the same or higher levels of service. In other cases, when the client desires some level of telephone contact with its customers, Sento provides highly skilled and very personable phone agents to enhance both fee-based and free phone interactions. In most cases, Sento delivers a solution using a combination of telephone and Web solutions.

        These innovative Web solutions are delivered through Sento's proprietary "Services Portal", that allows customers access to highly effective self-help tools. If a particular issue is not resolved there, customers then proceed seamlessly to live chat, email, and other live Web services. Sento's unique CRM product records and delivers the customers' Web experience (i.e. the "click stream" and other important information) to the live agent. This information transfer allows the agent to know immediately where the customer has been on the Website and to speed to resolution whatever need the customer has. By constantly monitoring customer activity and analyzing positive behavior, Sento can effectively report and improve the overall customer experience.

        Internal Growth, Partnerships, and Strategic Alliances – Sento intends to expand its operations by opening, partnering or developing strategic alliances with other customer contact facilities in strategic locations throughout the U.S. and foreign countries. The Company's management believes that if Sento successfully identifies and consummates partnerships with or alliances with additional resources, it will enhance its ability to offer domestic and multinational clients a comprehensive package of integrated customer contact services. In addition to geographic expansion, Sento will seek to identify and partner with or make alliances with companies that provide complementary services and solutions and thereby extend the breadth of its service offerings.

        Attract and Retain Highly Skilled Phone and Technology Professionals – Sento's success will depend on its ability to attract, train, motivate, and retain highly skilled professionals. Management believes the Company's approach to ongoing training and industry certifications provides an excellent career path marked by significant opportunities, from entry-level positions to upper-level engineers. Sento's sales, customer care, helpdesk, and technical support centers offer both entry-level employees and seasoned professionals the prospect of training to enhance their abilities while serving customers across a broad range of vertical markets. Sento also offers its professionals the opportunity for rapid advancement and expert personal training, as employees can move from one career step to another while remaining within Sento. Sento employees work with leading-edge technologies in a flexible, entrepreneurial environment that includes ongoing training and development.

        Capitalize on Technology – Sento's Customer Contact Solutions Centers, which incorporate diversified work force management and leading-edge solutions, are designed to enable clients to rapidly deploy and quickly capitalize on trends within their customer base. Sento currently owns and operates two Customer Contact Centers in Utah and has another in reserve in nearby Wyoming. In addition, Sento utilizes contact center resources in India, Scotland, and South Africa with a location in Ireland agreed to in June 2002 for activation in August 2002. The Company has adopted an approach to technology that combines traditional and proven call center infrastructure and systems with newer technologies such as voice over IP (VOIP) and hosted Portal Services. The melding of "cutting edge" technologies and proven systems provided by companies such as Nortel Networks, Cisco Systems, and AT&T enables Sento to provide high levels of economy and efficiency. Sento's technology policy requires that infrastructure be fully scalable, meet or exceed customer needs, and provide adequate redundancy.

        Sento's Customer Contact Solutions Centers go beyond a traditional telephone-centric customer support facility, incorporating increased customer contact points through nearly any media type, with intense focus on Internet interactions (e-mail, Web text chat, Internet calls, Web collaboration, Web callback interactions and co-browsing) as well as voice and fax communication, most with better efficiency than conventional telephone interactions. The increasing utility of the Internet and rising comfort and confidence of the consumer with the Internet are changing the manner in which businesses communicate and interact with their customers and Sento believes its Portal Services and Customer Contact Solutions Centers position Sento to take advantage of these emerging opportunities.

Services

        Sento's integrated Portal Services and customer contact solutions are designed to enable its clients to effectively use leading-edge technology to improve their business processes and operating results. Clients relying upon Sento to provide Portal Services and customer contact solutions have realized significantly reduced costs associated with product/services support, customer satisfaction, and brand loyalty. Sento achieves these results in several ways:

        Portal Services – Sento provides to clients a highly robust hosted website on which client specific information is made available to client customers. This information allows those customers the option of answering questions and resolving problems without ever going to a live person for assistance. In addition, the Portal directs customers to information related to live contact (voice, chat or email), if so desired by the customer, which allows the customer to make an informed choice as to the best possible live contact for him or her at the time. For the client, Sento tracks customer behavior while on the Portal and assists the client in serving customer service needs more cost-effectively and efficiently.

        Fee-Based Solutions – Sento provides its clients with a variety of fee-based options. By adopting the fee-based solution Sento's clients are charging customers for annual service contracts, multi-incident packets, single incidents, or even single minutes of support assistance. This solution allows Sento's client's customers the added ability to move to the front of the queue at those times when waiting for a free contact is not acceptable. While currently used in the telephone environment, fee-based services can apply to any type of contact, whether delivered by telephone, chat, email, self-help, or a combination of these. Fee-based services can be used to route and prioritize interactions, enabling clients to offer multi-tiered service plans (silver, gold, platinum). A dramatic and pragmatic use of fee-based services highlights the free contact points and helps move customers to self help and chat, which are more effective and lower-cost alternatives.

        Sento currently bills its clients' customers directly using a credit card or 900-number billing (customers receive an invoice on their telephone bill). In the case of credit card billing, funds are deposited directly into the clients' merchant accounts. When clients choose to have Sento act as the merchant, the funds can used to offset other charges from Sento.

        Customer Contact Solutions – Sento offers a broad range of customer contact outsourcing services, consisting principally of customer acquisition, customer care, helpdesk, technical support, and the development and implementation of Web strategies, to induce customers to the Web. Sento uses advanced systems, including web enabled databases and reporting systems, Internet, local area networks ("LAN"), multi-user systems, Computer-Telephony Integration ("CTI"), CRM, and Integrated Voice Response ("IVR") technologies, to provide immediate and accurate support, reducing the technology, personnel, and management expenses incurred by Sento's clients.

        CTI combines customer data with voice systems in order to enhance telephony services. For example, automatic number identification ("ANI") allows a caller's history to be retrieved from the database while the call is routed to the appropriate service representative. In this way, any available contact representative is more fully informed of the customer's contact history and is more capable of servicing the customer in a fast, professional, and informed manner.

        IVR is an automated telephony system that responds with a voice menu that allows the user to make choices and enter information via the user's telephone keypad or by voice to receive information and accurately route the call to a service representative. IVR systems are used in Sento's Customer Contact Solutions Centers to enhance the customer experience by assisting in routing the caller to the appropriate resource as quickly as possible and by limiting the amount of time required by a live agent to complete the interaction.

        Most importantly, Sento's CRM tools allow its clients a view into the activities and behavior of their customers. These robust and rapidly deployable tools are less expensive to deploy than cumbersome data warehouse systems; they may however, be fully integrated into such systems for deeper analysis. The information gathered and reported using Sento's CRM tools enables Sento's clients to improve the overall customer experience and to offer products designed to fulfill their customers' needs and desires.

  Customer Care. Sento representatives are able to provide a variety of client specific services. These services may include billing and post sales customer inquiries, tracking order status, credit related transactions, providing product information and resources for problem resolution, mining customer data, or compiling and creating reports of customer records for client-specific use.

  Customer Acquisitions. Sento trained representatives are able to perform a variety of sales and customer acquisition related tasks. Among the services offered are cross-sell and up-sell, payment processing, billing information, pricing information, general inquiries, and customer assistance for common product questions. Sento is also able to capture customer profile information and interaction history and provide such information and history to the client for future sales and marketing efforts.

  Helpdesk. Client-certified Sento professionals acting on behalf of the client provide helpdesk services to end-users and IT staffs. They are a powerful resource to address questions and problems involving applications, integrated desktop, network support or any other specialized area of need. Utilizing Sento personnel, clients may develop programs to meet very specific requirements, and then implement those programs as a customer contact solution or as a supplement to the customer's in-house facility. In addition, Sento often dispatches trained engineers to customer or end-user locations when requested to provide on-site solutions.

  Technical Support. Product support services are targeted towards OEMs, software publishers, hardware system manufacturers, and other entities requiring mid level to high-end technical services. These services, which are more technical in nature than helpdesk or customer support services, are designed to provide customers with immediate and efficient access to "best-of-class" product support. Sento also delivers comprehensive first-level support (support related to product installation, features and configuration) to end users and manufacturers, combining hardware and network support with application support for proprietary and off-the-shelf programs. Sento has a history of delivering these services at significantly lower average handle times than industry norms.

        International Operations.    Sento and its clients mutually benefit by distributing some or all customer contacts to offshore locations. The Company operates in Scotland, South Africa, and India with a location in Ireland agreed to in June 2002 for activation in August 2002. These offshore locations successfully handle a mix of voice, chat, and email transactions. Other locations are currently under consideration. These international operations provide the Company's clients with more choices and greater control of their customer relationships. Management believes offshore contact sites also will help Sento to achieve levels of profitability that could be more difficult to realize in a large domestic urban area.

Significant Clients

        Three clients accounted for approximately 60% of the Company's revenues for the year ended March 30, 2002. These three clients accounted for approximately 28%, 19%, and 13%, respectively of revenues for fiscal 2002. The largest of these clients terminated its relationship with Sento in April 2002. The loss of this client has had a significant adverse impact on Sento's operations, and will likely have a significant adverse impact on Sento's revenues and net income during fiscal 2003 if the business is not replaced. For the year ended March 31, 2001, two clients accounted for approximately 62% of the Company's revenues. These two clients accounted for approximately 38%, and 24%, respectively of revenues for fiscal 2001.

        Consistent with industry standards, Sento's contracts are generally cancelable by the client on short-term notice. Sento's loss of a significant amount of business with any of its key clients could have, and the loss of a substantial amount of business with any of its largest existing technical support clients would have, a material adverse effect on Sento's business, financial condition, and results of operations. In addition, Sento's future revenue growth is dependent upon its ability to attract and retain new clients.

Competition

        The contact center industry is highly competitive, global in scope, and comprised of a myriad of enterprises and individuals. Methods of competition within the industry include, but are not limited to, marketing, product performance, price, product differentiation, service, technology, and compliance with industry standards. The Company anticipates that present and potential competition in the various markets it serves will come from enterprises and individuals of various types, many of which will likely be larger and will have greater resources than Sento. Firms not now in direct competition with Sento may introduce competing products in the future. It is possible for companies to be at various times competitors, customers, and collaborators in different markets. Management believes that implementation of the Company's strategy of delivering integrated contact center solutions, powered by the Web, constitutes a competitive advantage.

        As Sento has completed its transition to the delivery of outsourced Customer Contact Solutions, it has encountered a new range of competitors in the customer contact solutions industry. The Company faces significant and diverse competition in the customer contact solutions industry from a broad spectrum of international, national, regional and local enterprises. Sento's ability to compete will be driven by its niche approach, its competencies in leading-edge technologies, its deployment of Web solutions, its strategic and business alliances and its efforts to aggressively establish a presence in other vertical markets such as health care and the financial sectors.

        Given the extensive market opportunity in the customer contact center space, management believes that the Company's strategy of providing the "best-of-breed" services, powered by the Web, will provide it with significant competitive positioning to achieve growth and capture market share while reaching profitability objectives. Additionally, banks and other companies in the financial sector are beginning to recognize the value of outsourced customer contact solutions. Sento expects to direct considerable time and effort to establish a solid presence in this vertical market.

Patents and Proprietary Technology

        The Company does not own any patents nor has it submitted any patent applications relating to its products. Sento has a limited number of copyrights and has obtained licenses to create derivative works relative to copyrights owned by third parties. The ownership of such derivative works vests in the licensor. Sento is also seeking trade name and trademark protection for certain of its names and marks. Accordingly, Sento's management does not believe that any particular patent or group of patents, copyrights, trademarks, or trade names is of material importance to the business of Sento as a whole.

Research and Development

        Sento competes in an industry that is characterized by rapid technological change. As the needs of Sento's clients change and evolve and as Internet and Web technologies proliferate, Sento expects to incur additional expense in the development of improved Portal Services, customer contact solutions tools and offerings and in the integration of Sento's technology with third party platforms and software. In maintaining its competitive edge in technology, Sento will also be dependent on the research and development efforts of other technology providers and partners.

Employees

        Sento maintains a staff of trained personnel to provide support to its clients. The Company enjoys a technically competent employee base, which it gains from being geographically situated within proximity of two major universities. Sento enhances employees' proficiency through the Company's sophisticated performance management system. Employees receive positive performance feedback on a daily basis and are given access to training programs including Microsoft Certified Software Engineer, Novell Certification, and operating systems including Windows, Unix, and Linux. Sento also maintains a highly proficient performance management team responsible for training and monitoring employees. Sento's rapidly expanding Portal Services business has allowed the Company to reduce headcount from that of previous years. However, Sento's software engineer and web developer groups continue to be a major focus within the organization.

        As of May 31, 2002, Sento had approximately 220 total employees, of which approximately 177 were full-time employees and approximately 43 were part-time employees. Competition for qualified personnel in Sento's industry is intense. The future success and growth of Sento will depend in large measure upon its ability to attract and retain qualified management and technical personnel. There can be no assurance that Sento will be able to attract and maintain all personnel necessary for the development and operation of its business nor that it will be able to train its current employees on new developments in technology. If Sento fails to attract and retain key management and technical personnel, Sento's operations may be adversely impacted. None of Sento's employees is represented by a labor organization with respect to his or her employment with Sento. Sento has never had a work stoppage, and Sento considers its employee relations agreeable.

Proprietary Marks

        Sento utilizes many third-party products represented by registered or common-law trademarks, including the following trademarks: (1) Microsoft®, Windows® and MCSE®, which are trademarks of Microsoft; (2) CNE®, which is a trademark of Novell Inc; and (3) Linux™, which is a trademark of Linus Torvalds. This Report also contains trademarks of other companies including Nortel, which is a registered trademark of Nortel Networks; Cisco, which is a registered trademark of Cisco Systems Inc; and AT&T, which is a registered trademark of AT&T Corporation.

Item 2. Description of Property.

        Sento's headquarters and initial Customer Contact Solutions Center is located at 808 East Utah Valley Drive, American Fork, Utah. Sento leases approximately 40,000 square feet of space used for its administrative and customer contact solutions operations. The initial lease period will end in August 2005, with a monthly base rent of $35,070, subject to adjustment during the renewal period. Sento's Evanston, Wyoming Customer Contact Solutions Center consists of approximately 33,000 square feet of leased space. The Evanston initial lease period will end in June 2005, and the monthly base rent is $9,625. Sento's second American Fork, Utah facility houses administrative offices and a newly developed Customer Contact Solutions Center. The initial lease for this facility will end in June 2005 and the monthly base rent is $17,171, subject to a five percent increase beginning July 2002. Sento also has a new Customer Contact Solutions Center located at Green River, Wyoming. The Green River facility is approximately 14,000 square feet of space with the option to add an additional 10,000 square feet at any point in the future. The lease commenced in July 2001with an initial term of seven years. The monthly base rent at the Green River facility is $11,920, which includes real estate taxes, insurance against loss, facility and property maintenance including electrical, plumbing, HVAC, and ordinary wear. The lessor assumes responsibility for janitorial services, snow, and trash removal.

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

Quarter Ended	High	Low
March 30, 2002	$1.42	$0.72
December 29, 2001	$1.52	$1.03
September 29, 2001	$2.17	$1.27
June 30, 2001	$2.75	$1.65
March 31, 2001	$3.00	$1.63
December 31, 2000	$4.06	$2.38
September 30, 2000	$4.31	$3.31
June 30, 2000	$6.38	$3.31

        The Company did not pay or declare dividends on the Common Stock during the fiscal years ended March 30, 2002 and March 31, 2001. The Company currently anticipates that it will retain all available funds to finance its future growth and business expansion. The Company does not presently intend to pay cash dividends in the foreseeable future.

        As of May 31, 2002, the Company had 8,395,766 shares of Common Stock outstanding, held by 438 shareholders of record, which does not include shareholders whose shares are held in securities position listings.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Using state-of-the-art Portal Services and Customer Contact Solutions Centers, Sento provides domestic and international support services to Fortune 1000 companies, multinational companies, product manufactures and software publishing companies. By allowing companies to focus on their core business, Sento helps its clients reduce headcount, eliminate unnecessary capital expenditures, and improve the experience for the customer.

        During the year ended March 30, 2002, the Company disposed of its Training Division. The results of operations of the Training Division have been reflected as a discontinued operation in the financial statements included in this Report.

Critical Accounting Policies

        Sento's significant accounting policies are described in Note 2 to Sento's Consolidated Financial Statements, which were prepared in accordance with accounting principles generally accepted in the United States. Included within these policies are the Company's "critical accounting policies." Critical accounting policies are those policies that are most important to the preparation of the Company's consolidated financial statements and require management's subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain. The Company's critical accounting policies relate to revenue recognition, credit risk and stock-based compensation. The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates.

        The development and selection of these critical accounting policies have been discussed with the Audit Committee. Such policies are reviewed periodically during each year by the Audit Committee.

        Revenue Recognition.    Revenue is generally recognized when persuasive evidence of an arrangement exists, delivery of services has occurred, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured. Certain of the Company's customer support services are delivered over a period of time. Revenue associated with these services is deferred until the customer support is completed and Sento has no remaining obligation to provide further support services.

        Credit Risk.    In the normal course of business, the Company provides unsecured credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses. Except for the significant losses incurred during the fourth quarter of fiscal 2001, the Company's credit losses have generally been within management's expectations. However, there can be no assurance that the Company will experience credit losses that are within management's expectations. In addition, the Company's revenues and accounts receivable are concentrated in a relatively few number of customers. A significant change in the liquidity or financial position of any one of these customers or a further deterioration in the economic environment, in general, could have an adverse impact on the collectability of the Company's accounts receivable and the Company's future operating results.

        Stock-Based Compensation.    Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation(SFAS 123) encourages entities to adopt a fair value based method of accounting for stock options or similar equity instruments. However, it also allows an entity to continue measuring compensation cost for stock based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company has elected to continue to apply the provisions of APB 25 and provide pro forma disclosures required by SFAS 123 in the footnotes to the consolidated financial statements. Sento also issues equity based incentive compensation to non-employees from time to time.

Pursuant to Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services, Sento accounts for these arrangements based on the fair value of the equity instrument issued. The fair value of such instruments is revalued each quarter as the related goods or services are provided. The resulting change in value of the instrument is either charged or credited to income.

Results of Operations

Fiscal 2002 Compared to Fiscal 2001

        Revenues.    Revenues decreased 12%, or $3,057,000, from $26,104,000 for the fiscal year ended March 31, 2001 to $23,047,000 for the fiscal year ended March 30, 2002. The decrease was primarily due to pricing pressure and lower call volumes from larger existing clients, which management attributes largely to the economic recession. Currently, the Company has excess capacity available to service additional call volume. This excess capacity was built in anticipation of higher demand for the Company's services. However, with the economic recession and terrorist attacks occurring in September 2001, it is difficult to predict the Company's ability to fill this excess capacity with new business in the near future or at all. The Company began its Customer Contact Solutions operations during the quarter ended March 31, 1998. Revenues for this business segment by quarter for the fifteen quarters ended March 30, 2002 were as follows:

Three Months Ended	Revenues	Increase (decrease) from prior quarter
September 30, 1998	$294,468	$7,014
December 31, 1998	$685,881	$391,413
March 31, 1999	$1,575,429	$889,548
June 30, 1999	$2,128,492	$553,063
September 30, 1999	$2,318,631	$190,139
December 31, 1999	$4,264,383	$1,945,752
March 31, 2000	$5,267,371	$1,002,988
June 30, 2000	$4,856,045	$(411,326)
September 30, 2000	$5,394,214	$538,169
December 31, 2000	$7,760,778	$2,366,564
March 31, 2001	$8,092,588	$331,810
June 30, 2001	$6,191,717	$(1,900,871)
September 29, 2001	$5,082,742	$(1,108,975)
December 29, 2001	$5,363,430	$280,688
March 30, 2002	$6,409,448	$1,046,018

        The Company's largest client (accounting for approximately 28% of revenues for the year ended March 30, 2002) terminated its relationship with Sento in April 2002. The loss of this client has had a significant adverse impact on Sento's operations, and will likely have a significant adverse impact on Sento's revenues and net income in quarters subsequent to March 30, 2002, if the business is not replaced.

        Cost of Sales.    Cost of sales from continuing operations decreased 10%, or $2,352,000, from $22,682,000 for the fiscal year ended March 31, 2001 to $20,330,000 for the year ended March 30, 2002. This decrease in cost of sales was principally attributable to decreased customer support call volume and a shift from traditional call center support to Portal Services support, which has a lower cost. Gross profit as a percentage of revenues decreased by 1% from 13% of revenues during the year ended March 31, 2001 to 12% of revenues for the year ended March 30, 2002. This decrease in gross margin percentage would likely have been greater had it not been for the following: (i) the increasing revenues from Sento's Services Portal business that has a higher gross margin than the traditional call center business, (ii) management's decision during the quarter ended December 29, 2001 not to increase staffing for additional holiday business from a major client, which would have resulted in the incurrence of significant training costs involved in bringing on new call center agents and the lack of time to recover those training costs before the immediate subsequent layoffs required after the holiday season, and (iii) management's continued focus on keeping labor and other variable costs in line with the amount of revenue produced. Had it not been for management's efforts to control variable costs and Sento's implementation of the Services Portal, the significant level of fixed costs would likely have further reduced gross margins given the decrease in revenue.

        The Company anticipates low call volumes during the quarter ending June 29, 2002 with increasing call volumes during the remaining three quarters of fiscal 2003. However, actual call volumes will be subject to a number of factors beyond Sento's control, including the extent and speed of the economic recovery. An increase in call volumes, if achieved, would result in higher absorption of overhead and fixed costs, which would likely result in improved gross margin percentages.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased 15%, or $348,000, from $2,287,000 for the year ended March 31, 2001 to $1,939,000 for year the ended March 30, 2002. Selling, general, and administrative expenses were higher in fiscal 2001 as the result of $400,000 bad debt expense arising from sales to two dot.com companies who were unable to meet their financial obligations to the Company.

        Equity Loss on Investment in Echopass Corporation.    The Company has historically accounted for its investment in Echopass Corporation under the equity method of accounting. Therefore, the Company has historically recorded its pro-rata share of Echopass' losses. As of June 30, 2000, the investment in Echopass had been written down to zero. On November 2, 2001, Echopass entered into a new financing arrangement that substantially diluted Sento's ownership to less than one-half of one percent of Echopass. As a result, Sento no longer accounts for its investment in Echopass under the equity method of accounting. Furthermore, the substantial dilution of Sento's ownership interest in Echopass has significantly reduced the prospect that Sento will realize any financial benefit from its ownership interest in Echopass.

        Interest Income.    Interest income decreased 22%, or $30,000, from $138,000 during the year ended March 31, 2001 to $108,000 for the year ended March 30, 2002. The decrease in interest income was due primarily to the decrease in the Company's cash and short-term investments as well as a decline in interest rates.

        Interest Expense.    Interest expense increased 55% or $139,000 from $254,000 during the year ended March 31, 2001 to $393,000 for the year ended March 30, 2002, due primarily to the increase in long-term debt and capital leases used to finance equipment.

Liquidity and Capital Resources

        Cash and short-term investment balances decreased 45%, or $1,600,000, from $3,576,000 at March 31, 2001 to $1,976,000 at March 30, 2002. Working capital decreased 58%, or $2,289,000 to $1,638,000 at March 30, 2002 from $3,927,000 at March 31, 2001. Although the Company generated

$1,336,000 of cash flow from operations, $2,458,000 was used during the year ended March 30, 2002 for capital expenditures. The Company was able to borrow $887,000 to finance a portion of the capital expenditures; however these borrowings were more than offset by principal payments on long-term debt and capital leases totaling $989,000. In addition, the Company's convertible subordinated debentures become due in February 2003 and therefore, are now classified as a current liability, causing a substantial decrease in working capital as of March 30, 2002 when compared to the prior year.

        The Company has contractual obligations, including debt agreements and leases that will require the use of substantial amounts of cash over time. The following table sets forth the Company's contractual obligations as of March 30, 2002:

Contractual Obligations:

	Payments Due by Period
	Under 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Long Term Debt (principal only) (1)	$976,000	$1,152,000	$8,000	$—	$2,136,000
Convertible Debentures (2) (including interest)	1,404,000	—	—	—	1,404,000
Capital Leases	184,000	395,000	—	—	579,000
Operating Leases	902,000	2,392,000	179,000	—	3,473,000
Unconditional Purchase Obligations	300,000	—	—	—	300,000

Total Contractual Cash Obligations	$3,766,000	$3,939,000	$187,000	$—	$7,892,000

(1)
A substantial portion of the Company's long-term debt carries a variable interest rate that is tied to the bank's treasury rate. The remaining debt carries interest rates ranging from 6.7% to 10.9%.

(2)
Assumes debentures will not be converted into shares of Common Stock.

        In addition to the above contractual obligations, the Company is contingently liable for an equipment lease that was assumed by Echopass. The total amount due under this lease for the year ending March 29, 2003 is $182,000. The total amount due thereafter under this lease is $119,000. Management believes that the Company will be able to meet all of its current obligations.

        The Company has an unused $3 million revolving line of credit. Effective April 15, 2002 this credit line was renewed through the execution of a loan modification agreement. This credit line is limited to eligible receivable balances and by the net balance of the Company's term loans outstanding with the bank (as of March 30, 2002, the Company had $1,306,000 of outstanding term loans with the bank). In addition, the credit line calls for the Company to maintain certain financial covenants. Pursuant to these covenants, if the Company is unsuccessful in its efforts to refinance or replace its current debentures with other long-term financing prior to July 31, 2002 or is unable to obtain a waiver related to its covenants, the Company would not be able to draw additional amounts on its line of credit, and any outstanding balance on either the line of credit or term loans would become callable and due upon demand, at the option of the bank.

        On September 13, 2000, the Board of Directors approved the repurchase of up to $1,000,000 of Common Stock. The repurchase program was conditioned upon the Company's having cash balances of at least $3,500,000 plus an unused bank line of credit of $3,000,000 immediately prior to any buyback of shares. As of March 30, 2002, the Company had repurchased a total of 289,695 shares of Common Stock at a total cost of $702,000 under this buyback program. As of October 16, 2001, the Board of Directors unanimously called for the cessation of the repurchase program, as it was determined the Company's resources would be better used for selling and marketing efforts.

        Historically the Company's primary sources of liquidity have been cash received from sales of assets and cash provided through private sales of equity and debt, as well as borrowings under a bank line of credit. During the two years ended March 30, 2002, liquidity and cash were also provided by positive cash flow from operations. In addition, the Company has financed some of the equipment utilized in its business through long-term leasing and loan arrangements. However, leasing and other financing companies have become much more conservative in providing financing because of the economic recession, making it more difficult for the Company to obtain equipment financing. The growth of the Company has consumed substantial amounts of cash, and the Company will be required to obtain additional financing to fund future growth. In the event the Company is not able to find additional sources of funding and enter into financing transactions on reasonable terms, its ability to pursue its planned business growth strategy may be limited. There can be no assurance that the Company will be able to obtain necessary capital funding on terms favorable to the Company, if at all.

Risks Related to Existing and Proposed Sento Operations

        In addition to other information in this Report, the following are important factors that should be considered carefully in evaluating the Company and its business.

        Volatile Economic Conditions Have Affected and Will Likely Continue to Affect Sento's Operations and Financial Results.    Volatile economic conditions have adversely affected Sento's operations and financial results. The slowing economy has resulted in increased pricing pressures and lower call volumes from existing clients, and may have limited Sento's ability to attract new clients. These factors have contributed to a decline in Sento's revenues and net income and have resulted in Sento's excess capacity to service call volumes. A substantial percentage of Sento's expenses is attributable to labor costs associated with staffing Customer Contact Solutions Centers, which Sento may not be able to reduce on short notice in order to compensate for unexpected shortfalls in call volumes. Sento cannot forecast future fluctuations in economic conditions, and its operations and financial results may be materially and adversely affected by continued economic volatility.

        Dependence on Key Clients.    Three clients accounted for approximately 60% of the Company's revenues for the year ended March 30, 2002. These three clients accounted for approximately 28%, 19%, and 13%, respectively of revenues for fiscal 2002. The largest of these clients terminated its relationship with Sento in April 2002. The loss of this client has had a significant adverse impact on Sento's operations and will likely have a significant adverse impact on Sento's revenues and net income during fiscal 2003, if the business is not replaced. For the year ended March 31, 2001, two clients accounted for approximately 62% of the Company's revenues. These two clients accounted for approximately 38%, and 24%, respectively of revenues for fiscal 2001.

        Consistent with industry standards, Sento's contracts are generally cancelable by the client on short-term notice. Sento's loss of a significant amount of business with any of its key clients could have, and the loss of a substantial amount of business with any of its largest existing technical support clients would have, a material adverse effect on Sento's business, financial condition, and results of operations. In addition, Sento's future revenue growth is dependent upon its ability to attract and retain new clients.

        Credit Risk.    In the normal course of business, the Company provides unsecured credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses. Except for the significant losses incurred during the fourth quarter of fiscal 2001, the Company's credit losses have generally been within management's expectations. However, there can be no assurance that the Company will experience credit losses that are within management's expectations. In addition, the Company's revenues and accounts receivable are concentrated in a relatively few number of customers. A significant change in the liquidity or financial position of any one of these customers or a further deterioration in the economic environment, in general, could have an adverse impact on the collectability of the Company's accounts receivable and the Company's future operating results.

        Risks of Growth Strategy.    Sento's business strategy is premised, in part, upon expansion of its operations by opening customer contact facilities, or partnering or developing strategic alliances with other customer contact providers in strategic locations throughout the U.S. and foreign countries. Substantial risks accompany Sento's growth plans. For example, Sento's growth plans are dependent upon its ability to attract and retain new clients. Sento's failure to attract and retain new clients will not only prevent the implementation of its business strategy, but may leave Sento with excess personnel and physical facilities, which would have a negative impact on Sento's results of operations and financial condition.

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

        Reliance on a Software Company for Chat and Email applications.    Sento contracts with a software company to provide chat and email tools used with Sento's CRM software, reporting and management services. If this software company fails in its business efforts, Sento may be required to identify and retain one or more alternate third-party providers of such services and could experience service delays, interruptions or cancellations.

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

        Sento's success may also depend in part on its ability to develop solutions that keep pace with the continuing changes in information technology, evolving industry standards, and changing client requirements. There can be no assurance that Sento will be successful in adequately addressing these developments on a timely basis or that, if these developments are addressed, Sento will be successful in the marketplace. In addition, there can be no assurance that products or technologies developed by others will not render Sento's services non-competitive or obsolete. Sento's failure to address these developments could have a material adverse effect on its business and financial condition.

        Competition.    The market for customer contact services is highly fragmented and very competitive. The customer contact services industry, however, has begun to experience a degree of consolidation, and the existence of major customer contact center companies has resulted in an additional level of competition from service providers that have greater name recognition, larger installed customer bases, and significantly greater financial, technical, and marketing resources than Sento. Over the past several years, a number of existing companies have enjoyed increasing success and rapid internal growth. Several of these companies have been active in acquiring smaller regional customer contact services companies and are becoming major competitors with a measurable share of this rapidly expanding market.

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

        Competition in Customer Contact Services Market.    The customer contact services market is new and intensely competitive. There are no substantial barriers to entry, and established or new entities may enter this market in the near future. Furthermore, established enterprise software companies, including IBM, Hewlett-Packard Company, Microsoft Corporation, and similar companies, may leverage their existing relationships and capabilities to offer customer service applications. Any delays in the general market acceptance of the customer contact service applications and Sento's proposed products and services would likely harm Sento's competitive position. Delays would allow Sento's competitors additional time to improve their service or product offerings, and also provide time for new competitors to develop e-business customer service applications and solicit prospective clients within Sento's target markets. Increased competition could result in pricing pressures, reduced operating margins and loss of market share.

        Risk of Emergency Interruption of Customer Contact Solutions Center Operations.    Sento's business depends to a large extent on computer and telecommunications equipment and software systems (both equipment and systems maintained by Sento and equipment and systems maintained by third parties). Sento cannot provide any assurance that natural disaster, human error, equipment malfunction or inadequacy, or other events would not result in a prolonged interruption in Sento's ability to provide support services to its clients. The temporary or permanent loss of computer or telephone equipment or systems, through casualty, operating malfunction or otherwise, could have a material adverse effect on Sento. Property and business interruption insurance may not be adequate to compensate Sento for all losses that it may incur.

        Attracting, Training, and Retaining Quality Management and Employees.    Sento's success will depend, in large part, on its ability to attract, retain and train highly qualified technical, managerial and marketing personnel with the required expertise. Sento has not entered into employment agreements that require the services of any of its key managerial or technical personnel to remain with Sento for any specified period of time. Competition for such personnel is intense. There can be no assurance that Sento will be able to attract and maintain the personnel necessary for the development and operation of its business nor that it will be able to train its current employees on new developments in technology. Specifically, the loss of any key personnel or an inability to attract, retain, train and motivate qualified personnel could have a material adverse effect on the business, financial condition and results of operations of Sento.

        In addition, Sento's total employee count has fluctuated from approximately 585 as of March 31, 2000 to approximately 953 as of December 31, 2000, and has decreased to approximately 220 as of May 31, 2002. The support required for one of the Company's largest clients is seasonal. There is, therefore, a necessity for very rapid increases in employees and subsequent decreases in the number of employees as the requirements for support change. The Company cannot provide any assurance that its current management team can successfully manage Sento's rapidly evolving business, and any failure to do so could have a material adverse effect upon Sento's operating results.

        Liquidity and Capital Resources.    At March 30, 2002, Sento had working capital of $1,638,000 (representing a decline of 58% from March 31, 2001) and a cash and short term investment balance of $1,976,000 (representing a decline of 45% from March 31, 2001). Future growth, particularly growth in excess of planned growth, will depend on the Company's ability to obtain financing. The historic growth rate of Sento's Customer Contact Solutions operations has consumed substantial amounts of cash and will continue to require significant capital investment. The Company may be required to pursue additional funding opportunities to fund future growth should it accelerate in excess of historical and planned future growth. In the event the Company is not able to find such alternate sources of funding, its ability to pursue its planned business strategy may be limited. There can be no assurance that the Company will be able to obtain necessary capital funding on terms favorable to the Company, if at all.

        Further, the Company's existing line of credit and term loans are subject to certain restrictive covenants, including minimum liquidity and debt service positions. Pursuant to these covenants, if the Company is unsuccessful in its efforts to refinance or replace its current debentures with other long-term financing prior to July 31, 2002 or is unable to obtain a waiver related to its covenants, the Company would not be able to draw additional amounts on its line of credit, and any outstanding balance on either the line of credit or term loans would become callable and due upon demand, at the option of the bank.

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

Item 7. Financial Statements.

        The financial statement information required by Item 7 is included on pages F-1 to F-19.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None

PART III

Items 9, 10, 11 and 12

        These items are incorporated by reference to the Company's definitive proxy statement relating to the Company's 2002 Annual Meeting of Shareholders.

Item 13. Exhibits and Reports on Form 8-K.

  (a)
  EXHIBITS

Number	Description	Incorporated by Reference	Filed Herewith
3.1	Articles of Incorporation, as amended	(1)
3.2	Bylaws	(2)
10.1	Sento Corporation 1999 Omnibus Stock Incentive Plan	(3)
10.2	Sento Corporation 1996 Employee Stock Purchase Plan (Amended and Restated)	(3)
10.3	Form of Warrant	(3)
10.4	Silicon Valley Bank Amended and Restated Loan and Security Agreement, dated as of April 28, 2000.	(3)
10.5	Form of 7% Convertible Subordinated Debentures	(3)
10.6	Lease Agreement, dated January 1, 2000, between the Company and K.E.B. Enterprises LP	(3)
10.7	Lease Agreement, dated May 24, 2000, between the Company and Abinadi, Inc.	(3)
10.8	Business Lease with Wyoming Financial Properties Inc.	(4)
10.9	Loan agreement between Sento Corporation and Wyoming Industrial Development Corporation dated January 12, 2000.	(5)
10.10	Modification of promissory note with a blended rate (USDA Loan Identification No. 59-021-087028497) dated April 9, 2001.	(5)
10.11	U.S. Small Business Administration Note (SBA loan No. GP-452368 40 08-CAS) dated June 4, 2001	(5)
10.12	Modification of Promissory Note with a Blended Rate (SBA loan No. GP-452368 40 08-CAS) dated March 28, 2002		(6)
10.13	Equipment Lease with NTFC Capital Corporation		(6)
21	Subsidiaries of the Registrant		(6)
23	Consent of Ernst & Young LLP		(6)

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

(4)
Incorporated by reference to Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 2000, filed with the Commission on February 12, 2001

(5)
Incorporated by reference to Quarterly Report on Form 10-QSB for the fiscal quarter ended September 29, 2001

(6)
Filed herewith and attached to this Form 10-KSB.

(b)
REPORTS ON FORM 8-K
Current Report dated March 26, 2002 filed for the purposes of furnishing certain information regarding adjustments to the Company's business model and outlook.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 26, 2002.

SENTO CORPORATION
By:	/s/ PATRICK F. O'NEAL Patrick F. O'Neal President and Chief Executive Officer

        In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 26, 2002.

Signature	Capacity in Which Signed

/s/ GARY B. FILLER Gary B. Filler	Chairman of the Board of Directors
/s/ PATRICK F. O'NEAL Patrick F. O'Neal	President, Chief Executive Officer and Director (Principal executive officer)
/s/ DENNIS L. HERRICK Dennis L. Herrick	Director
/s/ KIETH E. SORENSON Kieth E. Sorenson	Director
/s/ KIM A. COOPER Kim A. Cooper	Director
/s/ LYNDON L. RICKS Lyndon L. Ricks	Director
/s/ ERIC OLAFSON Eric Olafson	Director
/s/ STANLEY J. CUTLER Stanley J. Cutler	Senior Vice President of Finance and Secretary (Principal financial officer and Principal accounting officer)

Report of Independent Auditors

The Board of Directors and Shareholders
Sento Corporation and Subsidiaries

        We have audited the accompanying consolidated balance sheets of Sento Corporation and subsidiaries as of March 30, 2002 and March 31, 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sento Corporation and subsidiaries at March 30, 2002 and March 31, 2001, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

                      /s/ Ernst & Young LLP

April 22, 2002

Sento Corporation and Subsidiaries

Consolidated Balance Sheets

	March 30 2002	March 31 2001
Assets
Current assets:
Cash and cash equivalents	$1,047,731	$3,575,740
Short-term investments	928,522	—
Accounts receivable, less allowance for doubtful accounts of $120,000 in 2002 and $80,000 in 2001	3,514,487	4,392,911
Prepaid expenses	634,700	110,219
Other current assets	156,052	101,636

Total current assets	6,281,492	8,180,506
Property and equipment, net	5,226,257	3,887,782
Other assets	124,293	73,795

Total assets	$11,632,042	$12,142,083

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,230,108	$1,417,148
Accrued salaries and payroll taxes	464,219	803,632
Accrued liabilities	383,073	673,909
Accrued loss from disposal of business segment	—	424,270
Current portion of long-term debt and capital leases	1,117,838	714,371
Customer deposits	250,668	219,758
Convertible debt	1,197,442	—

Total current liabilities	4,643,348	4,253,088
Long-term debt and capital leases, excluding current portion	1,504,839	1,478,264
Convertible debt	—	1,092,824

Total long-term liabilities	1,504,839	2,571,088
Commitments
Stockholders' equity:
Common stock, $.25 par value, 50,000,000 shares authorized; issued and outstanding 8,372,773 in 2002 and 8,524,285 in 2001	2,093,195	2,131,072
Additional paid-in capital	10,322,732	10,682,056
Deferred compensation	—	(31,165)
Accumulated other comprehensive loss	(28,772)	—
Accumulated deficit	(6,903,300)	(7,464,056)

Total stockholders' equity	5,483,855	5,317,907

Total liabilities and stockholders' equity	$11,632,042	$12,142,083

See accompanying notes.

Sento Corporation and Subsidiaries

Consolidated Statements of Operations

	Year Ended
	March 30 2002	March 31 2001
Revenue	$23,047,337	$26,103,625
Cost of sales	20,329,561	22,682,299

Gross profit	2,717,776	3,421,326
Selling, general, and administrative expenses	1,938,999	2,287,176

Income from operations	778,777	1,134,150
Equity loss on investment in Echopass Corporation	—	(149,795)
Interest income	107,931	138,099
Interest expense	(392,882)	(253,996)
Other expense, net	(35,856)	(48,132)

Income from continuing operations	457,970	820,326
Loss from discontinued operations	—	(268,015)
Gain (loss) on disposal of discontinued operations	102,786	(577,119)

Net income (loss)	$560,756	$(24,808)

Net income (loss) per share — basic
Continuing operations	$0.06	$0.10
Discontinued operations	0.01	(0.10)

Net income (loss)	$0.07	$0.00

Net income (loss) per share — diluted
Continuing operations	$0.06	$0.09
Discontinued operations	0.01	(0.09)

Net income (loss)	$0.07	$0.00

See accompanying notes.

Sento Corporation and Subsidiaries

Consolidated Statement of Stockholders' Equity and Comprehensive Income (Loss)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balances at March 31, 2000	8,313,398	$2,078,351	$10,395,230	$(136,052)	$(7,439,248)	$—	$4,898,281
Purchase and cancellation of common stock	(111,495)	(27,874)	(257,168)	—	—	—	(285,042)
Revaluation of warrants issued for services	—	—	(75,146)	75,146	—	—	—
Amortization of deferred compensation	—	—	—	29,741	—	—	29,741
Exercise of stock options	245,148	61,287	437,476	—	—	—	498,763
Employee stock purchases	77,234	19,308	181,664	—	—	—	200,972
Net comprehensive loss	—	—	—	—	(24,808)	—	(24,808)

Balances at March 31, 2001	8,524,285	2,131,072	10,682,056	(31,165)	(7,464,056)	—	5,317,907
Purchase and cancellation of common stock	(178,200)	(44,550)	(372,749)	—	—	—	(417,299)
Revaluation of warrants issued for services	—	—	(11,938)	—	—	—	(11,938)
Amortization of deferred compensation	—	—	—	31,165	—	—	31,165
Exercise of stock options	4,791	1,198	7,188	—	—	—	8,386
Employee stock purchases	21,897	5,475	18,175	—	—	—	23,650
Comprehensive income:
Net income	—	—	—	—	560,756	—	560,756
Unrealized losses on securities	—	—	—	—	—	(28,772)	(28,772)

Net comprehensive income	—	—	—	—	—	—	531,984

Balances at March 30, 2002	8,372,773	$2,093,195	$10,322,732	$—	$(6,903,300)	$(28,772)	$5,483,855

See accompanying notes.

Sento Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended
	March 30 2002	March 31 2001
Cash flows from operating activities:
Net income (loss)	$560,756	$(24,808)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gain) loss on disposal of discontinued operations	(102,786)	577,119
Depreciation and amortization	1,640,059	1,204,019
Amortization of deferred compensation	31,165	29,741
Provision for losses on accounts receivable	135,969	448,300
Equity loss on investment in Echopass Corporation	—	149,795
Net loss on disposal of assets	—	13,303
Revaluation of warrants issued for services	(11,938)	—
Accretion on debenture for warrant	76,212	66,004
Changes in operating assets and liabilities:
Accounts receivable	758,392	(1,457,267)
Prepaid expenses and other assets	(654,863)	(39,279)
Accounts payable	(187,040)	664,172
Accrued liabilities	(941,034)	199,121
Customer deposits	30,910	(27,782)

Net cash provided by operating activities	1,335,802	1,802,438
Cash flows from investing activities:
Capital expenditures	(2,457,652)	(2,995,178)
Proceeds from sale of assets	29,673	—
Principal payments received on note receivable	8,589	—
Purchase of short term investments	(957,294)	—

Net cash used in investing activities	(3,376,684)	(2,995,178)
Cash flows from financing activities:
Proceeds from issuance of long-term debt and line of credit	886,778	2,184,615
Principal payments on long-term debt and credit line	(889,640)	(185,926)
Principal payments on capital leases	(99,002)	(27,223)
Proceeds from exercise of stock options	8,386	498,763
Proceeds from employee stock purchase plan	23,650	200,972
Repurchase of common stock	(417,299)	(285,042)

Net cash (used in) provided by financing activities	(487,127)	2,386,159
Net (decrease) increase in cash and cash equivalents	(2,528,009)	1,193,419
Cash and cash equivalents at beginning of period	3,575,740	2,382,321

Cash and cash equivalents at end of period	$1,047,731	$3,575,740

See accompanying notes.

Sento Corporation and Subsidiaries

Supplement to Consolidated Statements of Cash Flows

	Year Ended
	March 30 2001	March 31 2000
Supplemental disclosures of cash flow information
Cash paid for:
Interest	$319,724	$168,697
Supplemental disclosures of noncash investing and financing activities:
Assets acquired under capital lease	$531,906	$—
Capitalized cost of software developed for internal use	41,344	—
Note received on sale of equipment	50,000	—
Net loss on disposal of equipment charged against accrued loss from disposal of business segment	10,699	—
Cancellation of treasury shares	417,299	285,042

See accompanying notes.

Sento Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 30, 2002

1.    Description of Business

        Using state-of-the-art Portal Services and Customer Contact Solutions Centers, Sento provides domestic and international support services to Fortune 1000 companies, multinational companies, product manufactures and software publishing companies. By allowing companies to focus on their core business, Sento helps its clients reduce headcount, eliminate unnecessary capital expenditures, and improve the experience for the customer. Sento conducts its principal business through its wholly-owned subsidiary Sento Technical Services Corporation.

        In May 2001, the Company's management and Board of Directors reached a decision to discontinue the Company's Training Division segment. The results of operations for the Training Division have been reflected as a discontinued operation in the accompanying financial statements (see Note 5).

2.    Significant Accounting Policies

Principles of Consolidation

        The accompanying financial statements include the consolidated financial statements of Sento and its wholly-owned subsidiaries (collectively, the Company). All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

        The Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.

Short-term investments

        The Company classifies all of its short-term investments as available-for-sale securities. Such short-term investments consist of mutual funds and corporate bonds which are stated at market value, with unrealized gains and losses on such securities reflected as other comprehensive income (loss) in shareholders' equity. Realized gains and losses on short-term investments are included in earnings and are derived using the specific identification method for determining the cost of securities. It is the Company's intent to maintain a liquid portfolio to take advantage of investment opportunities; therefore, all securities are considered to be available-for-sale and are classified as current assets.

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

Research and Development

        Research and development costs are expensed as incurred. In accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalized approximately $41,000 in fiscal 2002 associated with major enhancements to its technology.

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

Net Income (Loss) Per Common Share (continued)

        The following table sets forth the calculation of basic and diluted net income (loss) per share:

	Year Ended
	March 30 2002	March 31 2001
Net income (loss)	$560,756	$(24,808)

Denominator for basic net income per share — weighted average shares	8,394,020	8,484,538
Dilutive common stock options and warrants	43,053	540,431

Denominator for diluted net income per share — weighted average shares	8,437,073	9,024,969

Basic net income (loss) per share:
Continuing operations	$0.06	$0.10
Discontinued operations	0.01	(0.10)

Net income (loss)	$0.07	$(0.00)

Diluted net income (loss) per share:
Continuing operations	$0.06	$0.09
Discontinued operations	0.01	(0.09)

Net income (loss)	$0.07	$(0.00)

Stock-Based Compensation

        The Company has adopted the footnote disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based-Compensation (SFAS 123). SFAS 123 encourages entities to adopt a fair value based method of accounting for stock options or similar equity instruments. However, it also allows an entity to continue measuring compensation cost for stock-based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company has elected to continue to apply the provisions of APB 25 and provide pro forma footnote disclosures required by SFAS 123.

Comprehensive Income (loss)

        Comprehensive income is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity of the Company that are excluded from net income. Other comprehensive loss in fiscal 2002 included unrealized losses on securities available for sale. There were no items of other comprehensive income (loss) in fiscal 2001.

Concentration of Credit Risk

        In the normal course of business, the Company provides unsecured credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses. Three customers accounted for 60% of revenues for the year ended

March 30, 2002. These three customers accounted for 28%, 19% and 13%, respectively of fiscal 2002 revenue. For the year ended March 31, 2001, two customers accounted for 62% of revenues. These two customers accounted for 38% and 24%, respectively of fiscal 2001 revenues.

Use of Estimates

        Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Reclassifications

        Certain items in the 2001 consolidated financial statements have been reclassified to conform with the 2002 presentation.

Financial Instruments

        The carrying value of accounts receivable, accounts payable, accrued expenses, and debt approximate their estimated fair value. The Company derives the fair value of its short-term investments based on quoted market prices.

Advertising

        Advertising costs are expensed as incurred. Advertising costs amounted to $101,096 and $635,722 in fiscal 2002 and 2001, respectively.

3.    Short-term investments:

        Short-term investments consisted of the following as of March 30, 2002:

	Cost	Unrealized losses	Fair Value
Mutual funds	$817,483	$5,581	$811,902
Corporate bonds	139,811	23,191	116,620

Total short-term investments	$957,294	$28,772	$928,522

        Subsequent to the year ended March 30, 3002, the corporate bonds listed above were sold. The actual loss realized on the bonds at the time of sale was $8,806.

4.    Echopass Corporation

        Pursuant to a shareholder vote at a special shareholder meeting in December 1999, the Company consummated the sale of certain technology to Echopass Corporation ("Echopass") in exchange for 4,000,000 shares of Echopass' Series A Preferred Stock in March 2000. Sento recorded its investment in Echopass at the historical carrying value of the underlying technology that was transferred to Echopass. At that time Sento recorded its pro-rata share of Echopass losses under the equity method of accounting. As of June 30, 2000, the investment in Echopass had been written down to a zero balance as the result of recording Sento's pro-rata share of Echopass losses.

        On November 2, 2001, EchoPass entered into a new financing arrangement with some of its investors that substantially diluted Sento's ownership to less than one-half of one percent of Echopass. As a result, Sento no longer accounts for its investment in Echopass under the equity method of accounting. Furthermore, the substantial dilution of Sento's ownership interest in Echopass has virtually eliminated any prospect that Sento will benefit financially from its ownership interest in Echopass.

5.    Discontinued Operations

        On May 23, 2001, the Company reached a decision to discontinue the operations of its Training Division, which had historically been presented as a separate business segment. Pursuant to generally accepted accounting principles, a charge of $577,119 was retroactively reflected in the Company's 2001 consolidated financial statements for the estimated costs of discontinuing this segment. Upon the completion of the disposal in fiscal 2002, the excess of the estimated and accrued costs above the actual costs of discontinuing this segment ($102,786) was recorded as a gain on disposal of discontinued operations. Revenues, operating costs and expenses, other income and expenses, and income taxes of this segment have been reclassified to discontinued operations for the year ended March 31, 2001. Revenues related to this segment and included in discontinued operations as of March 31, 2001 were $3,147,037. The loss from this operation during the year ended March 31, 2001 was $268,015.

6.    Property and Equipment

        Property and equipment consisted of the following as of March 30, 2002 and March 31, 2001:

	2002	2001
Leasehold improvements	$1,586,478	$887,883
Furniture, fixtures, equipment and software	7,031,496	5,010,441

	8,617,974	5,898,324
Less accumulated depreciation	(3,391,717)	(2,010,542)

	$5,226,257	$3,887,782

7.    Notes Payable to Bank and Long-Term Debt

        On April 15, 2002, the Company renegotiated the terms of its revolving line-of-credit agreement with a bank. The Company can draw up to $3,000,000 under the agreement, subject to eligible receivable balances and reduced by the net balances of term loans outstanding with the bank (as of March 30, 2002, term loans outstanding with the bank totaled $1,306,454, of which $694,020 is classified as a current liability). Amounts drawn accrue interest at prime plus 1.25%. The Company had no balances outstanding against the credit line as of March 30, 2002.

        The availability of the line of credit is subject to certain restrictive covenants, including minimum liquidity and debt service positions. Pursuant to these covenants, if the Company is unsuccessful in its efforts to refinance or replace its current debentures with other long-term financing prior to July 31,

2002 or is unable to obtain a waiver related to its covenants, the Company would not be able to draw additional amounts on its line of credit, and any outstanding balance on either the line of credit or term loans would become callable and due upon demand, at the option of the bank.

        The Company also issued a warrant to the bank, in connection with obtaining the original line of credit in 1999, to purchase 60,000 shares of Common Stock at $1.60 per share. The stock purchase warrant is currently exercisable and expires March 2, 2004. Substantially all of the assets of the Company serve as collateral for the above line-of-credit and loans.

        Long-term debt, including capital lease obligations, consist of the following as of March 30, 2002 and March 31, 2001:

	2002	2001
10.4% note payable in monthly installments totaling $3,217, including interest, secured by equipment	$30,689	$64,191
7.5% note payable in monthly installments totaling $601, including interest, secured by equipment	901	8,234
8.5% note payable in monthly installments totaling $26,088, including interest, secured by furniture and equipment	741,024	982,984
10.9% note payable in monthly installments totaling $2,787, including interest, secured by furniture and equipment	50,731	77,056
6.7% note payable in monthly installments totaling $1,973 starting in May 2002, including interest, secured by equipment	87,400	—
9.4% note payable in monthly installments totaling $13,764, including interest, secured by furniture and equipment	310,907	—
9.5% note payable in monthly installments totaling $11,742, including interest, secured by furniture and equipment	284,258	—
Variable-rate (prime plus 1.25%-1.5%) notes payable in monthly installments totaling $31,359, secured by furniture and equipment	629,869	1,006,176

Total installment notes payable	2,135,779	2,138,641
Present value of net minimum capital lease payments	486,898	53,994

Total long-term debt	2,622,677	2,192,635
Less current portion	(1,117,838)	(714,371)

Long-term debt, excluding current portion	$1,504,839	$1,478,264

        Capitalized leases are for equipment. Future minimum capital lease payments, excluding taxes, insurance and other costs as of March 30, 2002 were:

Fiscal Year
2003	$184,287
2004	167,396
2005	157,472
2006	69,391

Total minimum capital lease payments	578,546
Less amounts representing interest	(91,648)

Present value of net minimum capital lease payments	$486,898

        Aggregate maturities of installment notes payable are as follows in each respective fiscal year: 2003, $975,763; 2004, $864,618; 2005, $265,275; 2006, $22,340 and 2007, $7,783. The Company's debt covenants require, among other things, the maintenance of a minimum net worth, debt to net worth ratio and net income.

8.    Convertible Bonds and Debentures

        In February 2000, the Company issued $1,300,000 of 7% convertible subordinated debentures in $1,000 units consisting of one $990 debenture and warrants to purchase 100 shares of common stock for $6.25 per share. Pursuant to the original terms of the debenture, in January 2001, the exercise price of the warrants decreased to $5.00 per share and in February 2001, the interest rate on the debentures increased to 8%. Each debenture is convertible at the option of the holder for 198 shares of common stock at a conversion price of $5.00 per share. Debentures that have not been converted or earlier redeemed are due and payable in February 2003. The Company granted certain rights to register the shares of common stock that are issuable upon the conversion of the debentures. The Company also issued warrants to the placement agent for 35,000 shares of common stock at a purchase price of $5.00 per share. Of the total proceeds, $226,609 have been allocated to value the warrants (including the placement agent warrants) and offering costs of $84,878 have been reflected as a discount against the book value of the debentures and are being amortized to interest expense over the life of the debentures.

9.    Income Taxes

        As of March 30, 2002 and March 31, 2001, the Company had federal and state net operating loss carryforwards of approximately $4,570,000 and $4,255,000 respectively. The net operating loss and credit carryforwards will expire at various dates beginning in 2019 through 2022, if not utilized.

        Income tax expense (benefit) consists of:

	Current	Deferred	Total
Year ended March 30, 2002:
Federal	$—	$—	$—
State	—	—	—

	$—	$—	$—

Year ended March 31, 2001:
Federal	$—	$—	$—
State	—	—	—

	$—	$—	$—

        Actual income tax expense differs from the "expected" tax expense (computed by applying the U.S. federal corporate income tax rate of 34% to income before income taxes) as follows:

	Year Ended
	March 30 2002	March 31 2001
Computed "expected" tax (benefit) expense	$190,657	$(8,435)
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal tax benefit	22,717	(992)
Non-consolidated losses (income)	—	50,930
Return to accrual adjustments	(64,933)	(213,915)
Change in valuation allowance	(161,000)	147,000
Nondeductible meals and entertainment and other	12,559	25,412

Income tax (benefit) expense	$—	$—

        Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes as of March 30, 2002 and March 31, 2000 are as follows:

	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$1,834,000	$1,667,000
Deferred and accrued compensation	91,000	186,000
Intangible assets	176,000	462,000
Accrued liabilities	115,000	198,000
Excess capital losses	273,000	—
Other, net	37,000	28,000

Deferred tax assets	2,526,000	2,541,000
Deferred tax liabilities:
Property and equipment	(301,000)	(48,000)
Installment sales	—	(130,000)

Deferred tax liabilities	(301,000)	(178,000)
Net deferred tax assets	2,225,000	2,363,000
Valuation allowance	(2,225,000)	(2,363,000)

Total	$—	$—

        The net valuation allowance decreased by $138,000 and $531,000 during the years ended March 30, 2002 and March 31, 2001, respectively.

        The valuation allowance increased by $23,000 and $384,000 in the years ended March 30, 2002 and March 31, 2001, respectively, related to excess tax benefits resulting from stock option exercises. If and when the Company is able to utilize these excess tax benefits in future periods, the reduction in the valuation allowance will be credited directly to additional paid-in capital.

10.    Operating Leases

        The Company has non-cancelable operating leases for office space. The Company incurred rent expense of $843,027 and $786,254 for the years ended March 30, 2002 and March 31, 2001, respectively. Future minimum rent payments under existing non-cancelable operating leases are $902,301 in fiscal 2003, $914,940 in fiscal 2004, $925,986 in fiscal 2005, $551,035 in fiscal 2006, $143,040 in fiscal 2007 and $35,760 each fiscal year thereafter.

        In addition to the non-cancelable leases for office space, the Company is contingently liable for an equipment lease that was assumed by Echopass. The lease calls for monthly payments of $15,130 through June 2003 and monthly payments of $6,140 thereafter, through June 2004.

11.    Retirement Plan

        The Company has a qualified defined contribution retirement plan under Section 401(k) of the Internal Revenue Code. The plan covers all employees who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. In addition, employer contributions are made at the discretion of the Board of Directors. Participants are fully vested at all times in employee contributions. Employer contributions vest over a six-year period. No employer contributions were made during 2002 or 2001.

12.    Common Stock

Stock Options

        The Company has adopted a stock option plan (the "Plan") pursuant to which the Company's Board of Directors may grant stock options to officers and key employees. The Plan authorizes grants of options to purchase up to 3,500,000 shares of authorized but unissued common stock. Stock options are granted with an exercise price not less than the stock's fair market value at the date of grant. All stock options granted to employees have ten-year terms; stock options granted to members of the Board of Directors generally have a five-year term. The number of shares granted, vesting period, and price per share are determined by the Board of Directors. Stock options vest over three or four years. At March 30, 2002, there were 630,496 additional shares available for grant under the Plan.

        Stock option activity under the Plan, relating to qualified and nonqualified options during the periods indicated is as follows:

	Year ended March 30, 2002		Year ended March 31, 2001
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
Balance outstanding at beginning of year	1,759,424	$3.52	2,277,923	$3.00
Granted	1,238,420	1.17	523,500	3.84
Exercised	(4,791)	1.75	(245,148)	2.03
Forfeited	(727,272)	3.95	(796,851)	2.69

Balance outstanding at end of year	2,265,781	2.10	1,759,424	3.52

Exercisable at end of year	707,404	$2.60	613,125	$2.81

        The following table summarizes information about stock options outstanding at March 31, 2001:

Exercise Price	Number Outstanding at March 30, 2002	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at March 30, 2002	Weighted- Average Exercise Price
$0.72	359,920	9.97	$0.72	—	$—
0.93	426,000	8.88	0.93	3,750	0.93
1.20 – 1.50	255,500	7.96	1.32	100,000	1.50
1.65	31,000	9.30	1.65	—	—
1.75	294,050	6.55	1.75	233,547	1.75
2.08 – 2.25	227,708	8.09	2.11	25,708	2.23
2.31 – 3.06	274,354	6.19	2.69	190,663	2.68
3.13 – 4.81	218,249	6.93	3.98	112,405	3.99
5.44	5,000	8.06	5.44	1,250	5.44
6.25	174,000	4.93	6.25	40,081	6.25

	2,265,781	7.75	2.10	707,404	2.60

        The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 2002 – expected dividend yield of zero percent, risk-free interest rate of 4.48 percent, expected life of 5 years, and expected stock-price volatility of 90.37 percent; 2001 – expected dividend yield zero percent, risk-free interest rate of 4.61 percent, expected life of 5 years, and expected stock-price volatility of 92.91 percent.

        The Company applies APB 25 in accounting for options issued under the Plan. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net income (loss) would have been changed to the pro forma amounts indicated below:

		2002	2001
Net income (loss)	As reported	$560,756	$(24,808)
	Pro forma	(191,058)	(866,403)
Basic income (loss) per share	As reported	0.07	0.00
	Pro forma	(0.02)	(0.10)
Diluted income (loss) per share	As reported	0.07	0.00
	Pro forma	(0.02)	(0.10)

        The full impact of calculating compensation cost for stock options under SFAS 123 may not be representative of the effects on reported net income (loss) for future years.

Stock Warrants

        Outstanding warrants to purchase shares of the Company's common stock are as follows:

Number of warrants	Exercise price	Expiration date
378,751	$2.50	May 2002
130,000	5.00	February 2003
35,000	5.00	February 2003
10,000	4.25	May 2003
50,000	2.50	May 2003
60,000	1.60	March 2004
30,000	2.12	December 2004

693,751

Warrants Issued for Services

        In fiscal 2002 and 2001, Sento issued a total of 180,000 warrants in exchange for consulting services. As of March 30, 2002, all but 30,000 warrants issued for services have expired. These warrants have been accounted for pursuant to Emerging Issues Task Force (EITF) Issue No. 96-18. Accordingly, the warrants are periodically revalued based on the then fair market value of the underlying common stock during the performance period.

Employee Stock Purchase Plan

        The Company has adopted a stock purchase plan under which 500,000 shares of common stock are reserved for future issuance to employees of the Company. The purpose of the stock purchase plan is to provide a method whereby employees of the Company may acquire a proprietary interest in the Company through the purchase of shares of common stock. The stock purchase plan is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code. As of March 30, 2002, the Company had sold 172,243 shares to employees of the Company under this plan.

13.    Related Party Transactions

        GT Investments—In March of 1999, Sento entered into a consulting agreement with GT Investments, a company that is wholly owned by Gary B. Filler, Sento's Chairman. Under the agreement, Sento pays GT Investments a monthly fee for services provided by Mr. Filler. In March of 2001, Sento contracted with GT Investments to provide consulting services to its wholly owned subsidiary, Sento Training Corporation, which was disposed of during fiscal 2002. The total expense incurred by Sento under its arrangement with GT Investments during the years ended March 31, 2002 and 2001 was $97,738 and $109,611, respectively. The consulting agreement is cancelable by either party at any time.

14.    Recently Issued Accounting Pronouncements

        SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001.

        SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 or SFAS No. 142.). This Statement is effective for years beginning after December 15, 2001.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations and Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). This Statement is effective for years beginning after December 15, 2001.

        Management does not expect that the above mentioned accounting pronouncements will have a material impact on the Company's consolidated financial position, results of operations, or liquidity.