Form 10KSB/A
period 2002-03-30
SENTO CORP
filed 2002-07-29
CIK 4317

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

DOCUMENTS INCORPORATED BY REFERENCE

None

        Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

INTRODUCTION

        Sento Corporation ("Sento" or the "Company") is filing this Amendment No. 1 on Form 10-KSB/A (this "Amendment") to its Annual Report on Form 10-KSB for the year ended March 30, 2002 for the purpose of including the following items, which were omitted from its previous Form 10-KSB filing:

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors:

        Each of the directors of the Company serves until the next annual meeting of shareholders and until his successor is duly elected and qualified. Certain information regarding the directors of the Company is set forth below:

Name	Age	Position	Director Since
Gary B. Filler	61	Chairman of the Board	1998
Patrick F. O'Neal	56	President, Chief Executive Officer and Director (1)	2002
Dennis L. Herrick	59	Director (2)	2000
Kieth E. Sorenson	53	Director	1997
Kim A. Cooper	43	Director	1999
Lyndon L. Ricks	46	Director	1999
Eric Olafson	42	Director	2001

(1)
Mr. O'Neal became President and Chief Executive Officer on January 14, 2002.

(2)
Mr. Herrick was President and Chief Executive Officer until December 15, 2001.

        Gary B. Filler has served as a director of the Company since August 1998 and as Chairman of the Board since September 26, 2000. Prior to joining the Company, he was Senior Vice President and Chief Financial Officer of Diamond Multimedia Systems, Inc., a manufacturer of graphics boards and modems, from January 1995 to September 1996. From June 1994 to January 1995, Mr. Filler was a business consultant and private investor. From February 1994 until June 1994, he served as Executive Vice President and Chief Financial Officer of ASK Group, Inc., a computer systems company. Mr. Filler was Chairman of the Board of Seagate Technology, Inc., a manufacturer and distributor of data storage, retrieval and management products ("Seagate"), from September 1991 until October 1992, and was Vice Chairman of the Board of Seagate, from October 1990 until September 1991. Mr. Filler served as Co-Chairman of the Board of Seagate and as a director of Seagate Software, Inc., a subsidiary of Seagate, from June 1998 until December 2000.

        Patrick F. O'Neal was appointed to serve as President, Chief Executive Officer, and director of Sento in January 2002. Prior to joining Sento, Mr. O'Neal was the Managing Director of Digital Lighthouse Corporation since September 1996. While at Digital Lighthouse Corporation, Mr. O'Neal also served on the Board of Directors of Digital Lighthouse Corporation from March 1996 to January 2000 and as president of three subsidiaries that dealt with regulated industries (securities, insurance and mortgage). Mr. O'Neal received his bachelor's degree from Indiana State University and his law degree (Doctor of Jurisprudence) from Indiana University.

        Dennis L. Herrick has served as a director since March 2000 and served as President and Chief Executive Officer of Sento from March 2000 until December 2001. Prior to joining Sento, he was President and Chief Executive Officer of I-Lease Inc., a provider of Internet-based marketing tools for equipment leasing companies, from June 1999 to March 2000. From November 1995 to March 1998, Mr. Herrick was Vice President of US Operations for Americ Disc, a manufacturer and distributor of compact disks. From September 1993 until November 1995, he was a founder and Chief Operating Officer of Triptych CD, a CD-ROM start-up, which was subsequently sold to Americ Disc. Concurrently, from January 1991 until April 1994, Mr. Herrick served as President of SJ Packaging Corporation, an offset printing company. Prior to 1991, Mr. Herrick was Vice President and General Manager of Data Products Europe for Xidex Corporation, a manufacturer and distributor of storage media products.

        Kieth E. Sorenson has served as director of the Company since June 1, 1997. Mr. Sorenson served as President and Chief Executive Officer of the Company from December 1997 to April 1999. Prior to joining the Company, Mr. Sorenson was the founder of Truevision, Inc. (formerly RasterOps), a publicly traded multi-media, graphics and video company. From 1993 to 1997, he was a managing partner of Sorenson, Thomas & Co. and President, CEO and Chairman of Truevision, Inc., of which he continued to serve as a director until January 1999. From 1979 to 1987, he was employed by Ramtek, Inc., a Silicon Valley pioneer in computer graphics, as Vice President of Engineering and Product Marketing. He is also currently the owner of Avtronix, a private aviation electronics manufacturing company, and a director of Sumeria, a developer of CD-ROM titles.

        Kim A. Cooper was appointed to serve as a director of Sento in August 1999. Mr. Cooper is currently the Chief Operating Officer of Sorenson Media, Inc., an Internet streaming media company ("Sorenson"), a position he has held since April 2000. Prior to joining Sorenson, Mr. Cooper was the founder, Chairman of the Board and Chief Executive Officer of Digital Harbor International, Inc., a software developer of server-side JAVA applications, from 1996 until it was sold in 1999. Prior to joining Digital Harbor, Mr. Cooper served for two years as Vice President of Worldwide Marketing and Business Development for Novell, Inc., a provider of networking software, and for ten years as Director of Sales and Marketing and Vice President of Worldwide Customer Services for WordPerfect Corporation. Mr. Cooper also serves as a director for two other companies: National Tech Team Inc., a multi-national provider of desktop management services to national and multi-national governmental entities, service organizations and a number of Fortune 500 companies, and ComDais, Inc., a private company providing Ariba-based business-to-business digital marketplaces. Mr. Cooper is a licensed attorney in Utah.

        Lyndon L. Ricks was appointed to serve as a director of Sento in October 1999. Since 1992, Mr. Ricks has been engaged as an attorney in private practice with the law firm of Kruse, Landa & Maycock, L.L.C., located in Salt Lake City, Utah. Prior to joining his current firm in 1992, Mr. Ricks was engaged in the private practice of law with two firms located in Salt Lake City, Utah from 1982 until 1992. Mr. Ricks' legal practice is focused on securities compliance, mergers and acquisitions, corporate matters and general business transactions. Mr. Ricks served as a chairman of the Securities Section of the Utah State Bar from 1996 to 1997.

        Eric Olafson was appointed to serve as a director of Sento in October 2001. Since 2000, Mr. Olafson has been the Chairman of the Board of Tomax Corporation, a developer and marketer of web-based software for retailers ("Tomax"). Prior to that, from 1990 to 2000, Mr. Olafson served as President and Chief Executive Officer of Tomax. From 1987 to 1990, Mr. Olafson served as Vice

President of Marketing at Tomax. From 1986 to 1987, Mr. Olafson served as a consultant to Tomax. Prior to 1986, Mr. Olafson was a co-founder of Dyonix Greentree Technologies, a Canadian software development company.

        Executive Officers:    In addition to Mr. O'Neal, whose biography is set forth above, certain biographical information is furnished below with respect to the following executive officers of the Company and its subsidiaries:

        Ronnie D. Johansen, 41, has served as Senior Vice President of Solutions Development since October 2001 and served as the Vice President of Operations of Sento from September 1999 to October, 2001. Prior to his appointment as Vice President of Operations, Mr. Johansen served as the Vice President of Sento Technical Services from July 1998 until September 1999. Prior to joining Sento, Mr. Johansen served as Director of Customer Service for Novonyx, Inc., a joint venture formed by Novell, Inc. and Netscape Inc., from July 1997 until May 1998 and as a Director of EMEA Technical Services for Novell, Inc. in the Netherlands from November 1994 until July 1996. From August 1996 to July 1998, Mr. Johansen worked as an independent consultant for several international business ventures. He was also employed as Director of International Development for WordPerfect Corporation from 1987 until 1994. Mr. Johansen received a B.A. degree in Russian Studies from Brigham Young University.

        Stanley J. Cutler, 60, has served as Sento's Senior Vice President of Finance since March 2002. Prior to his appointment as Senior Vice President of Finance, Mr. Cutler served as Vice President of Finance, from July 2001 to March 2002 and as Sento's Corporate Controller from November 1998 to July 2001. Mr. Cutler has also served as Sento's Corporate Secretary since July 1999. Previously he was interim Vice President of Finance for Portola Packaging, a manufacturer of closures for plastic containers with revenues of $200 million, from December 1997 to November 1998. Mr. Cutler served as Controller for Diamond Multimedia Systems, Inc., a multimedia and computer graphics and modem company, from January 1995 to November 1997. Mr. Cutler has many years of experience as controller and vice president of finance for high-tech companies in Silicon Valley. Mr. Cutler is a certified public accountant and began his career in accounting at Peat Marwick Mitchell & Co. in San Francisco, California.

        Blaine D. Colton, 53, has served as Sento's Senior Vice President of Sales since May 2002. From April 2001 to May 2002, Mr. Colton was President and CEO of eTags, Inc., a media marketing company. From February 2000 to January 2001, Mr. Colton served as Acting Chief Operating Officer and Vice President of Sales and Client Services for Teltrust Inc., a privately held provider of outsourced call centers for telecomm and CRM solutions. From June 1998 to January 2000, Mr. Colton served as the Director of Marketing and Sales of Sorenson Vision, a privately-owned ASIC-based technology company producing video conferencing products and web-based video tools. From January 1998 to June 1998, Mr. Colton served as Vice President of Sales and Channel Marketing for Cirque Corporation, a privately owned producer of input devices for desktop and laptop computers. Mr. Colton has 32 years of senior management experience leading and directing sales and marketing efforts in high growth technology, customer contact solutions, conferencing and multimedia industry segments.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, as well as persons who beneficially own more than ten percent of the Common Stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers. Reporting persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that for the fiscal year ended March 30, 2002 all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis, except that Mr. O'Neal inadvertently failed to file a Form 3 to report his appointment as President, Chief Executive Officer and director of the Company in January 2002 and related grant of an option to purchase shares of the Company's common stock. Mr. O'Neal subsequently filed the delinquent Form 3 with the SEC.

Item 10. Executive Compensation.

Summary Compensation Table

        The following table provides certain summary information concerning the compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer, as well as all other executive officers of the Company whose aggregate compensation for the fiscal year ended March 30, 2002 exceeded $100,000 (collectively, the "Named Executive Officers").

Long-Term Compensation
	Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)
Patrick F. O'Neal (1) Chief Executive Officer	2002 2001 2000	25,500 — —	— — —	— — —	— — —	335,000 — —	— — —	—
Dennis L. Herrick (2) Chief Executive Officer	2002 2001 2000	109,038 120,000 6,462	— — 30,000	19,615 — —	— — —	30,000 — 325,00	— — —	— — —
Stanley J. Cutler Senior Vice President of Finance and Secretary	2002 2001 2000	100,000 100,000 92,308	10,000 — 15,000	— — —	— — —	164,400 30,000 100,000	— — —	— — —
Ronnie D. Johansen Senior Vice President of Solutions Development	2002 2001 2000	109,231 98,804 78,692	14,359 21,592 5,910	— — —	— — —	142,400 — 145,000	— — —	— — —

(1)
Mr. O'Neal was appointed to serve as President and Chief Executive Officer on January 14, 2002.

(2)
Mr. Herrick served as President and Chief Executive Officer until December 15, 2001. Other annual compensation paid to Mr. Herrick during the fiscal 2002 year represents payments for consulting services subsequent to his resignation as President and Chief Executive Officer, the Company does not currently have any consulting arrangement with Mr. Herrick. Options issued to Mr. Herrick during the fiscal 2000 year were cancelled upon his resignation as President and Chief Executive Officer.

Option Grants in Last Fiscal Year

        The following table sets forth individual grants of options to acquire shares of the Company's common stock (the "Common Stock") made to the Named Executive Officers during the fiscal year ended March 30, 2002.

Name	Options Granted	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price	Expiration Date
Patrick F. O'Neal	335,000	27%	$0.93	January 23, 2012
Stanley J. Cutler	50,000	4%	$2.08	April 23, 2011
Stanley J. Cutler	114,400	9%	$0.72	March 18, 2012
Ronnie D. Johansen	50,000	4%	$2.08	April 23, 2011
Ronnie D. Johansen	92,400	7%	$0.72	March 18, 2012
Dennis L. Herrick	30,000	2%	$0.93	January 23, 2007

Aggregated Option Exercises in Last Fiscal Year and Year End Option Values

        The following table sets forth the aggregate value of unexercised options to acquire shares of Common Stock held by the Named Executive Officers on March 30, 2002, and the value realized upon the exercise of options during the fiscal year ended March 30, 2002.

			Number of Unexercised Options at FY End 2002(2)		Value of Unexercised In-the-Money Options at FY End 2002($)(3)
Name	Shares Acquired on Exercise	Value Realized($)(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Patrick F. O'Neal	—	—	—	335,000	—	$30,150
Dennis L. Herrick	—	—	—	30,000	—	$2,700
Stanley J. Cutler	—	—	189,582	204,818	—	$34,320
Ronnie D. Johansen	—	—	114,164	178,236	—	$27,720

(1)
Calculated based on the difference between the exercise price and the value of the shares as of the date acquired.

(2)
Includes shares of Common Stock subject to options exercisable within 60 days of March 30, 2002.

(3)
Calculated based on the difference between the exercise price and the price of a share of Common Stock on March 30, 2002. The price of the Common Stock on March 30, 2002 was $1.02 per share (as reported on the Nasdaq (SmallCap) Stock Market).

Director Compensation

        Non-employee directors of the Company receive compensation of $1,500 for attendance at each Board meeting, $750 for each telephonic Board meeting, and $1,000 for each committee meeting not held in conjunction with a regular Board meeting ($500 if the committee meeting is held in conjunction with a Board meeting). As additional incentive to serve, non-employee board members from time to time receive options to purchase shares of Common Stock. Mr. Herrick received options to purchase 30,000 shares of Common Stock and Messrs. Cooper, Filler, Olafson, Ricks and Sorenson each received options to purchase 10,000 shares of Common Stock during the fiscal year ended March 30, 2002.

        On March 30, 1999, the Company entered into a consulting agreement with GT Investments, of which Gary B. Filler, Sento's Chairman of the Board, is the sole shareholder. Pursuant to such agreement, Sento pays GT Investments a monthly fee for services provided by Mr. Filler. During the year ended March 30, 2002, the Company paid GT Investments the aggregate amount of $97,738 under this agreement. The agreement is cancelable by either party at any time.

Employment Agreements and Change of Control Arrangements

        The Company has adopted the Sento Corporation 1999 Omnibus Stock Incentive Plan (the "Incentive Plan") which provides that upon a change in control of the Company and a subsequent relocation, termination or reassignment of a participant in the Incentive Plan within one year, the options granted to such participant immediately vest and become exercisable. The Named Executive Officers are among the participants in the Incentive Plan.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table contains information regarding the Company's equity compensation plans as of March 30, 2002.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders (1)	2,265,781	$2.10	958,253
Equity compensation plans not approved by security holders (2)	40,000	$2.65	—

Total	2,305,781	$2.11	958,253

(1)
Consists of the Company's stock option plan and employee stock purchase plan. See Note 12 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 30, 2002 for additional information regarding these plans.

(2)
Consists of warrants to purchase the Common Stock. See Note 12 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 30, 2002 for additional information regarding these warrants.

        The warrants disclosed in the preceding table were issued by the Company in exchange for consulting services pursuant to individual compensation arrangements. These warrants give the holders the right to purchase the Common stock at a price equal to the fair market value of the Common Stock at the time of issuance of the warrants. The terms of these warrants range from three to five years from the date of issuance of the warrants.

        The following table sets forth information as of July 19, 2002 with respect to the beneficial ownership of shares of the Common Stock by each person known by the Company to be the beneficial owner of more than 5% of the Common Stock, by each director, by each of the Named Executive Officers and by all directors and executive officers as a group. Unless otherwise noted, each person named has sole voting and investment power with respect to the shares indicated. The percentages set forth below have been computed based on the number of outstanding securities, excluding treasury shares held by the Company, which was 8,395,766 shares of Common Stock as of July 19, 2002.

	Beneficial Ownership As of July 19, 2002
Name and Address of Beneficial Owner	Number of Shares		Percentage of Class*
Common Stock:
Stanley J. Cutler Senior Vice President of Finance and Secretary 808 East Utah Valley Drive, American Fork, UT 84003	252,792	(1)	3%
Gary B. Filler Chairman of the Board 808 East Utah Valley Drive, American Fork, UT 84003	210,250	(2)	2%
Kieth E. Sorenson Director 808 East Utah Valley Drive, American Fork, UT 84003	135,000	(3)	2%
Ronnie D. Johansen Senior Vice President of Solutions Development 808 East Utah Valley Drive, American Fork, UT 84003	133,799	(4)	2%
Kim A. Cooper Director 808 East Utah Valley Drive, American Fork, UT 84003	35,000	(5)	**
Lyndon L. Ricks Director 808 East Utah Valley Drive, American Fork, UT 84003	32,250	(6)	**
Patrick F. O'Neal President, CEO and Director 808 East Utah Valley Drive, American Fork, UT 84003	10,000		**
Dennis L. Herrick Director 808 East Utah Valley Drive, American Fork, UT 84003	7,941		**
Eric Olafson Director 808 East Utah Valley Drive, American Fork, UT 84003	0		**
All executive officers and directors as a group (10 persons)	817,032	(7)	10%

*
Beneficial ownership as a percentage of the class for each person holding options, warrants or other rights exercisable within 60 days of July 19, 2002 has been calculated as though shares of

  Common Stock subject to such options were outstanding, but such shares have not been deemed outstanding for the purpose of calculating the percentage of the class owned by any other person.

**
Represents less than 1% of the outstanding shares of Common Stock.

(1)
Includes presently exercisable options to purchase 207,082 shares of Common Stock and presently exercisable warrants to purchase 10,000 shares of Common Stock.

(2)
Includes 32,000 shares of Common Stock and 10,000 shares of Common Stock subject to presently exercisable warrants held by GT Investments, of which Mr. Filler is the sole shareholder, and presently exercisable options to purchase 146,250 shares of Common Stock.

(3)
Includes presently exercisable options to purchase 135,000 shares of Common Stock.

(4)
Includes presently exercisable options to purchase 126,664 shares of Common Stock.

(5)
Includes presently exercisable options to purchase 35,000 shares of Common Stock.

(6)
Includes presently exercisable options to purchase 26,250 shares of Common Stock.

(7)
Includes presently exercisable options to purchase 76,246 shares of Common Stock

Item 12. Certain Relationships and Related Transactions.

        In March of 1999, Sento entered into a consulting agreement with GT Investments, a company that is wholly owned by Gary B. Filler, Sento's Chairman. Under the agreement, Sento pays GT Investments a monthly fee for services provided by Mr. Filler. In March of 2001, Sento contracted with GT Investments to provide consulting services to its wholly owned subsidiary, Sento Training Corporation, which was disposed of during fiscal 2002. The total expense incurred by Sento under its arrangement with GT Investments during the years ended March 31, 2002 and 2001 was $97,738 and $109,611, respectively. The consulting agreement is cancelable by either party at any time.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Amendment No. 1 on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized, on July 29, 2002.

SENTO CORPORATION
By:	/s/ PATRICK F. O'NEAL Patrick F. O'Neal President and Chief Executive Officer

QuickLinks

INTRODUCTION
PART III
  Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
  Item 10. Executive Compensation.
  Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
EQUITY COMPENSATION PLAN INFORMATION
  Item 12. Certain Relationships and Related Transactions.
SIGNATURES