Form 10QSB
period 2002-06-29
SENTO CORP
filed 2002-08-13
CIK 4317

United States
Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 29, 2002

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 06425

Utah	SENTO CORPORATION	87-0284979
(State or other Jurisdiction of Incorporation or Organization)	Exact Name of Small Business Issuer as Specified in its Charter	(I.R.S. Employer Identification No.)

808 East Utah Valley Drive American Fork, Utah 84003
(Address of Principal Executive Offices)

Issuer’s telephone number, including area code: (801) 772-1100

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒     No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 31, 2002
Common capital stock $.25 par value	8,395,766

Transitional Small Business Disclosure Format (check one):

Yes   ☐    No   ☒

SENTTO CORPORATION

Quarterly Report on Form 10-QSB

Quarter ended June 29, 2002

i

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SENTO CORPORATION
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 29, 2002	March 30, 2002
	(Unaudited)
ASSETS

Current assets:
Cash	$2,707,737	$1,047,731
Short-term investments	818,892	928,522
Accounts receivable (net)	1,279,492	3,514,487
Other current assets	660,388	790,752
Total current assets	5,466,509	6,281,492

Property and equipment (net)	4,977,648	5,226,257
Other assets	149,056	124,293
Total Assets	$10,593,213	$11,632,042

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt and capital leases	$1,618,691	$1,117,838
Accounts payable	1,212,921	1,230,108
Accrued liabilities	786,378	847,292
Deferred revenue and other current liabilities	126,269	250,668
Convertible debt	1,225,185	1,197,442
Total current liabilities	4,969,444	4,643,348

Long-term debt and capital leases, net of current portion	864,718	1,504,839

Stockholders’ equity:
Common stock	2,098,943	2,093,195
Additional paid-in capital	10,344,118	10,322,732
Accumulated other comprehensive loss	(5,010)	(28,772)
Accumulated deficit	(7,679,000)	(6,903,300)
Total stockholders’ equity	4,759,051	5,483,855
Total Liabilities and Stockholders’ Equity	$10,593,213	$11,632,042

SENTO CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	June 29, 2002	June 30, 2001

Revenue	$4,222,734	$6,191,717

Cost of sales	4,310,420	5,592,285

Gross profit (loss)	(87,686)	599,432

Selling, general and administrative expenses	587,988	443,063
Operating income (loss)	(675,674)	156,369

Other expense, net	(100,026)	(65,570)

Net income (loss)	$(775,700)	$90,799

Basic income (loss) per share	$(0.09)	$0.01

Diluted income (loss) per share	$(0.09)	$0.01

Weighted average common shares outstanding:
Basic	8,395,513	8,471,004
Diluted	8,395,513	8,595,382

SENTO CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	June 29, 2002	June 30, 2001
Cash flows from operating activities:
Net income (loss)	$(775,700)	$90,799
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	440,978	434,009
Loss (gain) on disposal of assets	686	(407)
Revaluation of warrants issued for services	7,131	—
Accretion on debenture for warrant	20,642	18,016
Realized loss on sale of short-term investments	8,806	—
Changes in operating assets and liabilities:
Accounts receivable	2,234,995	1,250,041
Other assets	99,153	(145,515)
Accounts payable	(17,187)	(428,901)
Accrued liabilities	(60,914)	(369,557)
Deferred revenue and other current liabilities	(124,399)	1,927
Net cash provided by operating activities	1,834,191	850,412
Cash flows from investing activities:
Proceeds from sale of short-term investments	132,090	—
Purchase of short-term investments	(7,504)	—
Proceeds from sale of equipment	—	13,440
Purchase of property and equipment	(18,968)	(874,900)
Net cash provided by (used in) investing activities	105,618	(861,460)
Cash flows from financing activities:
Principal payments on long term debt	(299,806)	(196,001)
Issuance of long-term debt	—	799,377
Purchase of treasury stock	—	(347,572)
Proceeds from stock issued through employee stock purchase plan	20,003	—
Proceeds from stock options exercised	—	8,384
Net cash provided by (used in) financing activities	(279,803)	264,188
Net increase in cash	1,660,006	253,140
Cash at beginning of period	1,047,731	3,575,740
Cash at end of period	$2,707,737	$3,828,880

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$96,637	$96,556

Non-cash investing and financing activities:

During the three months ended June 29, 2002, equipment totaling $160,538 was purchased through a capital lease.

SENTO CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 29, 2002

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

Operating results for the three months ended June 29, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended March 30, 2002.

B.	SHORT TERM INVESTMENTS

The Company’s short-term investments are classified as available-for-sale securities and are recorded at market value. As of June 29, 2002, the Company had unrealized losses on these short-term investments of $5,010, recorded as other comprehensive loss in stockholders’ equity.  As of June 29, 2002, the Company’s short-term investments were comprised of mutual funds.

C.	EQUPIMENT FINANCING

In April 2002, the Company purchased $160,538 of equipment under a capital lease.  The lease calls for monthly payments of $4,174 over four years and has one-dollar purchase option at the end of the lease term.  The net present value of future lease obligations is included in long-term debt and capital leases on the Company’s balance sheet.

D.	COMMON STOCK

Three months ended June 29, 2002
A total of 22,993 shares of common stock were sold to employees under the Company’s Employee Stock Purchase Plan during the three months ended June 29, 2002.

Three months ended June 30, 2001
During the three months ended June 30, 2001, options to purchase 4,791 shares of common stock were exercised.

There were 143,200 shares of common stock repurchased during the three-month period ended June 30, 2001 at a total cost of  $347,572 pursuant to a stock repurchase program approved by the Board of Directors in September 2000.  The repurchase program authorized the repurchase of up to $1,000,000 of the Company’s common stock.  The repurchase was conditioned upon the Company’s having cash balances of at least $3,500,000 and $3,000,000 of unused bank line of credit immediately prior to the purchase of stock.  Through June 29, 2002, the Company has repurchased a cumulative total of 289,695 shares of the Company's common stock under this program for $702,000.

Through June 29, 2002, the Company has repurchased a cumulative total of 289,695 shares of the Company’s common stock under this program for $702,000.

As of October 16, 2001, the Board of Directors unanimously called for the cessation of the common stock buyback program, as it was determined the Company’s resources would be better used on selling and marketing efforts.

E.	INCOME (LOSS) PER SHARE

Income (loss) per share is computed in accordance with Financial Accounting Standards Board Standard 128, “Earnings Per Share.”  Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period.  Diluted income (loss) per share reflects the potential dilution that could occur from shares of common stock issuable through stock options, warrants and other convertible securities, if dilutive.  Options and warrants to purchase 65,565 shares of common stock have not been included in the calculation of diluted common stock outstanding for the three months ended June 29, 2002, because to do so would be anti-dilutive.  Shares issuable pursuant to convertible debentures (257,400 shares) have not been included in the calculations of diluted common stock outstanding for the three months ended June 29, 2002 and June 30, 2001 as to do so would be anti-dilutive.

The following tables set forth the computation of basic and diluted income (loss) per share for the three months ended June 29, 2002 and June 30, 2001:

	Three Months Ended
	June 29, 2002	June 30, 2001

Net income (loss)	$(775,700)	$90,799
Denominator for basic income per share – weighted average shares	8,395,513	8,471,004
Dilutive common stock options and warrants	—	124,378
Denominator for diluted income per share– weighted average common and common equivalent shares	8,395,513	8,595,382

Basic income (loss) per share	$(0.09)	$0.01

Diluted income (loss) per share	$(0.09)	$0.01

F.	LINE OF CREDIT AND LONG-TERM DEBT

The Company has a revolving line-of-credit agreement with a bank.  The Company can draw up to $3,000,000 under the agreement, subject to eligible receivable balances and reduced by the net balances of term loans outstanding with the bank (as of June 29, 2002, the Company had $1,134,000 of outstanding term loans with the bank and had insufficient accounts receivable to allow any borrowings under the revolving line of credit).  The Company also maintains term loans related to the purchase of equipment with the same bank.

The line of credit and the term loan agreements subject the Company to certain restrictive covenants, including minimum liquidity and debt service positions and monthly net income.  The Company was in compliance with its covenants at June 29, 2002; however, if the Company: 1) is unsuccessful in its efforts to refinance or replace its current debentures with other long-term financing or is unable to generate net income for the month of August; and 2) is unable to obtain a waiver related to its covenants, the Company will be in default on its debt covenants.  Upon a default, pursuant to the terms of the credit agreement, the Company would not be able to draw amounts on its line of credit and any outstanding balances on its line of credit and term loans would become callable and due upon demand, at the option of the bank.  The default would also trigger cross default provisions on certain other debt issued by the Company.  However, the bank has not given the Company any indication that it intends to call the loans if the Company becomes in default on its covenants.  Based on the probability of a default on its covenants in the second quarter of fiscal 2003, the Company has reclassified the term loans and other certain debt as current liabilities as of June 29, 2002.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Using state-of-the-art Portal Services and Customer Contact Solutions Centers, Sento provides domestic and international support services to Fortune 1000 companies, multinational companies, product manufacturers and software publishing companies.  By allowing companies to focus on their core business, Sento helps its clients reduce headcount, eliminate unnecessary capital expenditures, and improve the experience for the customer.

Critical Accounting Policies

Sento’s significant accounting policies are described in Note 2 to Sento’s Consolidated Financial Statements for the year ended March 30, 2002. These financial statements were prepared in accordance with accounting principles generally accepted in the United States and are included in Sento’s Form 10-KSB which has been filed with the Securities and Exchange Commission.  Included within these policies are the Company’s “critical accounting policies.”  Critical accounting policies are those policies that are most important to the preparation of the Company’s consolidated financial statements and require management’s subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain.  The Company’s critical accounting policies relate to revenue recognition, credit risk and stock-based compensation.  The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates.

The development and selection of these critical accounting policies have been discussed with the Audit Committee.  Such policies are reviewed periodically during each year by the Audit Committee.

Revenue Recognition. Revenue is generally recognized when persuasive evidence of an arrangement exists, delivery of services has occurred, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured.  Certain of the Company’s customer support services are delivered over a period of time.  Revenue associated with these services is deferred until the customer support is completed and Sento has no remaining obligation to provide further support services.

Credit Risk. In the normal course of business, the Company provides unsecured credit terms to its customers.  Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses.  Except for the significant losses incurred during the fourth quarter of fiscal 2001, the Company’s credit losses have generally been within management’s expectations.  However, there can be no assurance that the Company’s future credit losses will be within management’s expectations.  In addition, the Company’s revenues and accounts receivable are concentrated in a relatively few number of customers.  A significant change in the liquidity or financial position of any one of these customers or a further deterioration in the economic environment, in general, could have an adverse impact on the collectability of the Company’s accounts receivable and the Company’s future operating results.

Stock – Based Compensation. Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS 123) encourages entities to adopt a fair value based method of accounting for stock options or similar equity instruments.  However, it also allows an entity to continue measuring compensation cost for stock based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25).  The Company has elected to continue to apply the provisions of APB 25 and provide pro forma disclosures required by SFAS 123 in the footnotes to the consolidated financial statements.  Sento also issues equity-based incentive compensation to non-employees from time to time.  Pursuant to Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services, Sento accounts for these arrangements based on the fair value of the equity instrument issued.  The fair value of such instruments is measured each quarter as the related goods or services are provided.  The resulting change in value of the instrument is either charged or credited to income.

Results of Operations

Three Months Ended June 29,2002 Compared to Three Months Ended June 30, 2001

Revenues.  Revenues decreased $1,969,000, or 32%, from $6,192,000 for the three months ended June 30, 2001 to $4,223,000 for the three months ended June 29, 2002.  The primary contributor to the reduction in revenue is the loss of the Company’s largest revenue generating client, a major computer OEM, which asked Sento toward the end of calendar 2001 for a reduction in rates of more than 30%.  This client accounted for $1,873,000, or 30%, of revenues for the three months ended June 30, 2001 and only $141,000, or 3%, of revenues during the three months ended June 29, 2002.  Sento declined the client’s requested rate reduction, as did eight other outsource centers of competitors of Sento, who also were supplying outsorced call center services to this client.  To accept the lower rate would have put the Company into a loss position with this client, although the revenue would have covered some fixed overhead costs.  The loss of this large customer will likely continue to have a significant adverse impact on Sento’s revenues and operating results if the business is not replaced.

Currently, the Company has excess capacity available to service additional call volume.  This capacity was built in anticipation of higher demand for the Company’s services.  However, with the current economic recession, it is difficult to predict the Company’s ability to fill this excess capacity with new business in the near future or at all.

Cost of Sales.  Cost of sales decreased 23%, or $1,282,000, from $5,592,000 for the three months ended June 30, 2001 to $4,310,000 for the three months ended June 29, 2002.  This decrease in cost of sales was principally attributable to decreased customer support call volume and a shift from traditional call center support to Portal Services support, which has a lower cost.  Gross profit as a percentage of revenues decreased by twelve percentage points, from 10% of revenues during the three months ended June 30, 2001 to a minus 2% of revenues for the three months ended June 29, 2002.  The decrease in gross margin was primarily due to the Company’s excess capacity and the failure to generate sufficient revenue to cover the Company’s fixed costs.

The June quarter has traditionally been the Company’s slowest quarter and, with the loss of the major customer discussed above, the Company anticipated a net loss slightly higher than the actual net loss for the quarter.  The Company anticipates low, though improving, call volume during the quarter ending September 28, 2002.  However, actual call volumes will be subject to a number of factors beyond Sento’s control, including general economic and industry conditions.  An increase in call volumes, if achieved, would result in higher absorption of overhead and fixed costs, which would likely result in improved gross margin percentages.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by 33%, or $145,000, from $443,000 for the three months ended June 30, 2001 to $588,000 for the three months ended June 29, 2002.  This increase was primarily due to increased marketing efforts.  Management anticipates that selling, general and administrative expenses will increase in future periods as a result of increased selling efforts to improve revenues.

Other Expense (net).  During the three months ended June 29, 2002, the Company recorded other expense (net) of $100,000, as compared to $66,000 during the three months ended June 30, 2001.  The net increase in expense of $34,000 was primarily due to increased interest expense incurred from additional borrowings.

Liquidity and Capital Resources

Cash and short-term investment balances increased 79%, or $1,551,000, from $1,976,000 at March 30, 2002 to $3,527,000 at June 29, 2002. The primary cause for the increase in cash and short-term investments was the collection of accounts receivable.   Due, in part, to the accelerated collection of accounts receivable, as well as the decline in revenues for the three months ended June 29, 2002, accounts receivable declined $2,235,000 from March 30, 2002 to June 29, 2002. Working capital decreased 70%, or $1,141,000, to $497,000 at June 29, 2002 from $1,638,000 at March 30, 2002.

The Company has contractual obligations, including debt agreements and leases that will require the use of substantial amounts of cash over time.  The following table sets forth the Company’s contractual obligations as of June 29, 2002:

Contractual Obligations:	Payments Due by Period
	Under 1 Year	1–3 Years	4–5 Years	After 5 Years	Total
Long Term Debt (principal only) (1)	$1,454,000	$430,000	$—	$—	$1,884,000
Convertible Debentures (2) (including interest)	1,353,000	—	—	—	1,353,000
Capital Leases	225,000	419,000	77,000	—	721,000
Operating Leases	910,000	1,846,000	496,000	—	3,252,000
Unconditional Purchase Obligations	70,000	—	—	—	70,000
Total Contractual Cash Obligations	$4,012,000	$2,695,000	$573,000	$—	$7,280,000

(1)             A substantial portion of the Company’s long-term debt carries a variable interest rate that is tied to the bank’s treasury rate.  The remaining debt carries interest rates ranging from 6.7% to 10.9%.

(2)             Assumes debentures will not be converted into shares Sento’s of common stock.

In addition to the above contractual obligations, the Company is contingently liable for an equipment lease that was assumed by Echopass Corporation.  The total amount due under this lease through June 2003 is $182,000.  The total amount due thereafter under this lease is $74,000.

At present, management believes the Company is able to meet its current obligations (including the current portion of its long-term obligations) as they come due; however, as discussed above, the Company has experienced a significant decrease in revenues, and, unless the Company is successful in its efforts to replace the lost revenues, it may be unable to meet its obligations as they become due.

The Company has an unused $3 million revolving line of credit.  Effective April 15, 2002 this credit line was renewed through the execution of a loan modification agreement.  This credit line is limited to eligible receivable balances and by the net balance of the Company’s term loans outstanding with the bank (as of June 29, 2002, the Company had $1,134,000 of outstanding term loans with the bank and had insufficient accounts receivable balances to allow any borrowing under the revolving line of credit).  The Company also maintains term loans related to the purchase of equipment with the same bank.  The line of credit and term loan agreements call for the Company to maintain certain financial covenants.  If the Company; 1) is unsuccessful in its efforts to refinance or replace its current debentures with other long-term financing or is unable to generate net income for the month of August; and 2) is unable to obtain a waiver related to its covenants, the Company will be in default on its debt covenants.  Upon a default, pursuant to the terms of the credit agreement, the Company would not be able to draw amounts on its line of credit and any outstanding balances on its line of credit and term loans would become callable and due upon demand, at the option of the bank.  The default would also trigger cross default provisions on certain other debt issued by the Company.  However, the bank has not given the Company any indication that it intends to call the loan if the Company becomes in default on its covenants.  Based on the probability of a default on its covenants in the second quarter of fiscal 2003, the Company has reclassified the term loans and other certain debt as current liabilities as of June 29, 2002.  The Company is engaged in negotiations with a company that proposes to purchase a new issue of convertible subordinated debentures with a June 30, 2005 maturity date.  Proceeds from the new debentures, if realized, would be used to retire the current outstanding debentures.  Management hopes to complete the sale of the new debentures by September 30, 2002; however, the Company has not entered into a binding agreement relating to the sale of such debentures, and there can be no assurance that the transaction will be completed by such date or at all.

Historically the Company’s primary sources of liquidity have been cash received from sales of assets and cash provided through private sales of equity and debt, as well as borrowings under a bank line of credit. During the two years ended March 30, 2002 and the quarter ended June 29, 2002, liquidity and cash were also provided by positive cash flow from operations.  In addition, the Company has financed some of the equipment utilized in its business through long-term leasing and loan arrangements.  However, leasing and other financing companies have become much more restrictive in providing financing because of the economic recession, making it more difficult for the Company to obtain equipment financing.  The growth of the Company has consumed substantial amounts of cash, and the Company will be required to obtain additional financing to sustain current operations and to fund future anticipated growth.  In the event the Company is not able to find additional sources of funding and enter into financing transactions on reasonable terms, its ability to sustain current operations and to pursue its planned business growth strategy may be limited.  There can be no assurance that the Company will be able to obtain necessary capital funding on terms favorable to the Company, if at all.

The statements contained in this Quarterly Report on Form 10-QSB that are not purely historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All forward-looking statements involve various risks and uncertainties.  Forward-looking statements contained in this Report include statements regarding the Company’s plans to develop and deliver integrated information technology services, market opportunities and acceptance, expectations, goals, revenues, financial performance, strategies, mission and intentions for the future.  Such forward-looking statements are included under. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and encompass Sento’s beliefs, expectations, hopes or intentions regarding future events.  Words such as “expects,” “believes,” “anticipates,” “should,” and “likely” also identify forward-looking statements. All forward-looking statements included in this Report are made as of the date hereof, based on information available to the Company as of such date, and the Company assumes no obligation to update any forward-looking statement.  It is important to note that such statements may not prove to be accurate and that the Company’s actual results and future events could differ materially from those anticipated in such statements.  Among the factors that could cause actual results to differ materially from the Company’s expectations are those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations---Risks Related to Existing and Proposed Operations.”  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section and other factors included elsewhere in this Report.

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

Dependence on Key Clients.  Four clients accounted for approximately 72% of the Company’s revenues for the three months ended June 29, 2002. These four clients accounted for approximately 36%, 13%, 12%, and 11%, respectively of revenues for the first quarter of fiscal 2003. The Company’s largest client during fiscal 2002 terminated its relationship with Sento in April 2002.  The loss of this client has had a significant adverse impact on Sento’s operations and will likely have a significant adverse impact on Sento’s revenues and net income during the remainder of fiscal 2003, if the business is not replaced.

Consistent with industry standards, Sento’s contracts are generally cancelable by the client on short-term notice.  Sento’s loss of a significant amount of business with any of its key clients could have, and the loss of a substantial amount of business with any of its largest existing technical support clients would have, a material adverse effect on Sento’s business, financial condition, and results of operations.  In addition, Sento’s future revenue growth is dependent upon its ability to attract and retain new clients.

Credit Risk.  In the normal course of business, the Company provides unsecured credit terms to its customers.  Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses.  Except for the significant losses incurred during the fourth quarter of fiscal 2001, the Company’s credit losses have generally been within management’s expectations.  However, there can be no assurance that the Company’s future credit losses will be within management’s expectations.  In addition, the

Company’s revenues and accounts receivable are concentrated in a relatively few number of customers.  A significant change in the liquidity or financial position of any one of these customers or a further deterioration in the economic environment, in general, could have an adverse impact on the collectability of the Company’s accounts receivable and the Company’s future operating results.

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

Reliance on a Software Company for Chat and Email applications.  Sento contracts with a software company to provide chat and email tools used with Sento’s CRM software, reporting and management services.  If this software company fails in its business efforts, Sento may be required to identify and retain one or more alternate third-party providers of such services and could experience service delays, interruptions or cancellations.

Changing Needs of the Customer Contact Service Market.  The customer contact service industry is characterized by rapid technological change, changes in customer requirements and preferences, and the emergence of new industry standards and practices that could render Sento’s existing and proposed products, services, technology and systems obsolete.  To remain competitive, Sento must continually improve the performance, features, and reliability of its products and services, including its existing customer contact service applications, and develop new products and services that address the increasingly sophisticated and varied needs of its prospective customers.  If Sento cannot adapt or respond in a cost-effective and timely manner to changing industry standards, market conditions, or customer requirements, its business and operating results would suffer and could negatively impact Sento’s financial condition.

Sento’s success may also depend in part on its ability to develop solutions that keep pace with continuing changes in information technology, evolving industry standards, and changing client requirements.  There can be no assurance that Sento will be successful in adequately addressing these developments on a timely basis or that, if these developments are addressed, Sento will be successful in the marketplace.  In addition, there can be no assurance that products or technologies developed by others will not render Sento’s services non-competitive or obsolete.  Sento’s failure to address these developments could have a material adverse effect on its business and financial condition.

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

Competition in Customer Contact Services Market.  The customer contact services market is relatively new and intensely competitive.  There are no substantial barriers to entry, and established or new entities may enter this market in the near future.  Furthermore, established enterprise software companies, including IBM, Hewlett-Packard

Company, Microsoft Corporation, and similar companies, may leverage their existing relationships and capabilities to offer customer service applications.  Although Sento was a relatively early entrant in the customer contact services market, any delays in market acceptance of customer contact service applications in general, or Sento’s proposed products and services in particular, would likely harm Sento’s competitive position.  Delays would allow Sento’s competitors additional time to improve their service or product offerings, and also provide time for new competitors to develop e-business customer service applications and solicit prospective clients within Sento’s target markets. Increased competition could result in pricing pressures, reduced operating margins and loss of market share.

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

Attracting, Training, and Retaining Quality Management and Employees.  Sento’s success will depend, in large part, on its ability to attract, retain and train highly qualified technical, managerial and marketing personnel with the required expertise.  Sento has not entered into employment agreements that require the services of any of its key managerial or technical personnel to remain with Sento for any specified period of time.  There can be no assurance that Sento will be able to attract and maintain the personnel necessary for the development and operation of its business or that it will be able to train its current employees on new developments in technology.  Specifically, the loss of any key personnel or an inability to attract, retain, train or motivate qualified personnel could have a material adverse effect on the business, financial condition and results of operations of Sento.

In addition, Sento’s total employee count has fluctuated from approximately 585 as of March 31, 2000 to approximately 953 as of December 31, 2000, and has decreased to approximately 210 as of July 31, 2002.  The support required for one of the Company’s largest clients is seasonal.  There is, therefore, a necessity for very rapid increases in employees and subsequent decreases in the number of employees as the requirements for support change.  The Company cannot provide any assurance that its current management team can successfully manage Sento’s rapidly evolving business, and any failure to do so could have a material adverse effect upon Sento’s operating results.

Liquidity and Capital Resources.  At June 29, 2002, Sento had working capital of $497,000 (representing a decline of 70% from March 30, 2002) while cash and short term investment balances increased $1,551,000, or 79%, from $1,976,000 as of March 30, 2002 to $3,527,000 as of Jun 29, 2002.  Future growth, particularly growth in excess of planned growth, will depend on the Company’s ability to obtain financing.  The historic growth rate of Sento’s Customer Contact Solutions operations has consumed substantial amounts of cash and will continue to require significant capital investment.  The Company may be required to pursue additional funding opportunities to fund future growth should it accelerate in excess of historical and planned future growth.  In the event the Company is not able to find such alternate sources of funding, its ability to pursue its planned business strategy may be limited.  There can be no assurance that the Company will be able to obtain necessary capital funding on terms favorable to the Company, if at all.

Furthermore, the terms of the Company’s line of credit and term loan agreements are subject to certain restrictive covenants, including minimum liquidity, debt service positions and monthly net income.  As of June 29, 2002, the Company had insufficient accounts receivable balances to allow any borrowings under the revolving line of credit.  If the Company; 1) is unsuccessful in its efforts to refinance or replace its current debentures with other long-term financing or is unable to generate net income for the month of August; and 2) is unable to obtain a waiver related to its covenants, the Company will be in default on its debt covenants.  Upon a default, pursuant to the terms of the credit agreement, the Company would not be able to draw amounts on its line of credit and any outstanding balances on its line of credit and term loans would become callable and due upon demand, at the option of the bank.  The default would also trigger cross default provisions on certain other debt issued by the Company.  However, the bank has not given the Company any indication that it intends to call the loan if the Company becomes in default on its covenants.

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

Furthermore, the bid for Sento’s common stock was below $1.00, the minimum bid price for continued listing on the Nasdaq Small Cap Market, throughout most of the three months ended June 29, 2002.  If the bid price for the common stock does not rise above $1.00 and remain above that level on a consistent basis, the Company may lose its listing privileges on the Nasdaq Small Cap Market, and may be forced to find another forum for trading of its common stock.  The Company values its listing on the Small Cap Market, and will seek to remain in compliance with the applicable listing qualification standards; however, the price of the common stock is determined by a number of factors, including general economic and market conditions, industry trends and public perception, many of which are beyond the Company’s control.

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

PART II.                OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

a)              Exhibits attached to the 10-QSB are as follows:

Exhibit 10.1            Loan modification agreement with Silicon Valley Bank dated April 15, 2002

Exhibit 10.2            Loan modification agreement with Silicon Valley Bank dated June 27, 2002

Exhibit 99.1            Certification of the Company’s Chief Executive Officer

Exhibit 99.2            Certification of the Company’s Chief Financial Officer

b)             No Current Reports on Form 8-K have been filed by the Company during the three months ended June 29, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENTO CORPORATION
(Registrant)

	By:	/s/ PATRICK F. O’ NEAL
Patrick F. O’ Neal
President and Chief Executive Officer (Principal executive officer)

	By:	/s/ STANLEY J. CUTLER
Stanley J. Cutler
Senior Vice President of Finance and Secretary (Principal financial and accounting officer)

Dated August 13, 2002.