Form 10QSB
period 2002-09-28
SENTO CORP
filed 2002-11-12
CIK 4317

United States
Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 28, 2002

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 06425

Utah	SENTO CORPORATION	870-284979
(State or other Jurisdiction of Incorporation or Organization)	Exact Name of Small Business Issuer as Specified in its Charter	(I.R.S. Employer Identification No.)

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

Yes ☒	No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 31, 2002
Common capital stock $.25 par value	8,399,885

Transitional Small Business Disclosure Format (check one):

Yes ☐	No ☒

SENTO CORPORATION
Quarterly Report on Form 10-QSB
Quarter ended September 28, 2002

i

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SENTO CORPORATION
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 28, 2002	March 30, 2002
	(Unaudited)
ASSETS
Current assets:
Cash	$1,218,827	$1,047,731
Short-term investments	830,896	928,522
Accounts receivable (net)	1,633,421	3,514,487
Other current assets	714,322	790,752
Total current assets	4,397,466	6,281,492

Property and equipment (net)	4,984,619	5,226,257
Other assets	209,597	124,293
Total Assets	$9,591,682	$11,632,042

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt and capital leases	$1,485,150	$1,117,838
Accounts payable	1,185,150	1,230,108
Accrued liabilities	903,964	847,292
Deferred revenue and other current liabilities	52,465	250,668
Convertible debt	1,253,945	1,197,442
Total current liabilities	4,880,674	4,643,348

Long-term debt and capital leases, net of current portion	976,857	1,504,839

Stockholders’ equity:
Common stock	2,098,943	2,093,195
Additional paid-in capital	10,344,118	10,322,732
Accumulated other comprehensive loss	(2,482)	(28,772)
Accumulated deficit	(8,706,428)	(6,903,300)
Total stockholders’ equity	3,734,151	5,483,855
Total Liabilities and Stockholders’ Equity	$9,591,682	$11,632,042

SENTO CORPORATION
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001

Revenue	$3,485,775	$5,082,742	$7,708,509	$11,274,459

Cost of sales	3,755,097	4,563,077	8,065,517	10,155,362

Gross profit (loss)	(269,322)	519,665	(357,008)	1,119,097

Selling, general and administrative expenses	615,134	429,519	1,203,122	872,582

Operating income (loss)	(884,456)	90,146	(1,560,130)	246,515

Other expense, net	(142,972)	(85,617)	(242,998)	(151,187)

Income (loss) from continuing operations	(1,027,428)	4,529	(1,803,128)	95,328
Gain on disposal of discontinued operations	—	102,786	—	102,786
Net income (loss)	$(1,027,428)	$107,315	$(1,803,128)	$198,114
Basic income (loss) per share:
Income (loss) from continuing operations	$(0.12)	$0.00	$(0.21)	$0.01

Income from discontinued operations	0.00	0.01	0.00	0.01
Net income (loss) per common share	$(0.12)	$0.01	$(0.21)	$0.02

Diluted income (loss) per share:
Income (loss) from continuing operations	$(0.12)	$0.00	$(0.21)	$0.01

Income from discontinued operations	0.00	0.01	0.00	0.01
Net income (loss) per common share	$(0.12)	$0.01	$(0.21)	$0.02

Weighted average common and common equivalent shares outstanding:
Basic	8,395,766	8,359,529	8,395,640	8,415,266
Diluted	8,395,766	8,367,336	8,395,640	8,481,359

SENTO CORPORATION
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	September 28, 2002	September 29, 2001
Cash flows from operating activities:
Net income (loss)	$(1,803,128)	$198,114
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	880,570	901,551
Gain on disposal of assets	(5,030)	(407)
Revaluation of warrants issued for services	7,131	—
Write-down of assets held for sale	58,668	—
Accretion on debenture for warrant	42,255	36,877
Realized loss on sale of short-term investments	8,806	—
Changes in operating assets and liabilities:
Accounts receivable	1,881,066	470,731
Other assets	(23,996)	(199,498)
Accounts payable	(44,958)	(242,054)
Accrued liabilities	56,672	(827,218)
Deferred revenue and other current liabilities	(198,203)	(30,034)
Net cash provided by operating activities	859,853	308,062
Cash flows from investing activities:
Proceeds from sale of short-term investments	132,090	—
Purchase of short-term investments	(16,980)	—
Proceeds from sale of equipment	9,440	29,765
Purchase of property and equipment	(241,352)	(2,271,029)
Net cash used in investing activities	(116,802)	(2,241,264)
Cash flows from financing activities:
Principal payments on long term debt	(591,958)	(437,246)
Issuance of long-term debt	—	886,777
Purchase of treasury stock	—	(417,299)
Proceeds from stock issued through employee stock purchase plan	20,003	—
Proceeds from stock options exercised	—	8,384
Net cash provided by (used in) financing activities	(571,955)	40,616
Net increase (decrease) in cash	171,096	(1,892,586)
Cash at beginning of period	1,047,731	3,575,740
Cash at end of period	$1,218,827	$1,683,154

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$134,528	$158,364

Non-cash investing and financing activities:

During the six months ended September 28, 2002, equipment totaling $431,288 was purchased through a capital lease.

SENTO CORPORATION
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
September 28, 2002
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

Operating results for the three and six months ended September 28, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended March 30, 2002.

B.                                     SHORT TERM INVESTMENTS

The Company’s short-term investments are classified as available-for-sale securities and are recorded at market value.  As of September 28, 2002, the Company had unrealized losses on these short-term investments of $2,482, recorded as other comprehensive loss in stockholders’ equity.  As of September 28, 2002, the Company’s short-term investments were held in an adjustable income fund.

C.                                     EQUIPMENT FINANCING

During the six months ended September 28, 2002, the Company purchased equipment through two capital leases.  Each of these leases has a one-dollar purchase option.  The first lease for $160,538 calls for monthly payments of $4,174 over four years.  The second lease for $270,750 calls for monthly payments of $10,022 over three years.

D.                                    COMMON STOCK

Six months ended September 28, 2002

A total of 22,993 shares of common stock were sold to employees under the Company’s Employee Stock Purchase Plan during the six months ended September 28, 2002.

Six months ended September 29, 2001

During the six months ended September 29, 2001, options to purchase 4,791 shares of common stock were exercised.

There were 178,000 shares of common stock repurchased during the six-month period ended September 29, 2001 at a total cost of $417,299 pursuant to a stock repurchase program approved by the Board of Directors in September 2000.  The repurchase program authorized the repurchase of up to $1,000,000 of the Company’s common stock.  The repurchase was conditioned upon the Company’s having cash balances of at least $3,500,000 and $3,000,000 of unused bank line of credit immediately prior to the purchase of stock.

As of October 16, 2001, the Board of Directors unanimously called for the cessation of the common stock buyback program, as it was determined the Company’s resources would be better used on selling and marketing efforts.  During the repurchase program, the Company repurchased a cumulative total of 289,695 shares of the Company’s common stock for $702,000.

E.                                      INCOME (LOSS) PER SHARE

Income (loss) per share is computed in accordance with Financial Accounting Standards Board Standard 128, “Earnings Per Share.”  Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period.  Diluted income (loss) per share reflects the potential dilution that could occur from shares of common stock issuable through stock options, warrants and other convertible securities, if dilutive.  Options and warrants to purchase 4,707 and 35,136 shares, respectively, of common stock have not been included in the calculation of diluted common stock outstanding for the three and six months ended September 28, 2002, because to do so would be anti-dilutive.  Shares issuable pursuant to convertible debentures (257,400 shares) have not been included in the calculations of diluted common stock outstanding for the three and six months ended September 28, 2002 and September 29, 2001 as to do so would be anti-dilutive.

The following tables set forth the computation of basic and diluted income (loss) per share for the three and six months ended September 28, 2002 and September 29, 2001:

	Three Months Ended
	September 28, 2002	September 29, 2001

Net income (loss)	$(1,027,428)	$107,315
Denominator for basic income per share – weighted average shares	8,395,766	8,359,529

Dilutive common stock options and warrants	—	7,807
Denominator for diluted income per share – weighted average common and common equivalent shares	8,395,766	8,367,336

Basic income (loss) per share	$(0.12)	$0.01

Diluted income (loss) per share	$(0.12)	$0.01

	Six Months Ended
	September 28, 2002	September 29, 2001

Net income (loss)	$(1,803,128)	$198,114
Denominator for basic income per share – weighted average shares	8,395,640	8,415,266

Dilutive common stock options and warrants	—	66,093
Denominator for diluted income per share – weighted average common and common equivalent shares	8,395,640	8,481,359

Basic income (loss) per share	$(0.21)	$0.02

Diluted income (loss) per share	$(0.21)	$0.02

F.                                      LINE OF CREDIT AND LONG-TERM DEBT

The Company has a revolving line-of-credit agreement with a bank. The line of credit (including the term loan agreements) subjects the Company to certain restrictive covenants, including minimum liquidity and tangible net worth.  The Company was in compliance with its covenants at September 28, 2002. The Company can draw up to $2,000,000 under the agreement, subject to eligible receivable balances and reduced by the net balances of term loans outstanding with the bank (as of September 28, 2002, the Company had $962,000 of outstanding term loans with the bank, all of which has been reclassified as a current liability).

The Company has two significant current liabilities that come due (subject to renewal, extension renegotiation, or replacement) in the fourth quarter, i.e., the debentures in February 2003 and the line of credit (including term loans) in January 2003.  The Company is seeking approval from its current debenture holders to extend the terms of repayment and is also seeking commercial financial institutions, investment banks and private investors to replace the current debentures and the line of credit on commercially reasonable terms, but such potentially may have dilutive effects on the current shareholders.  If the Company is successful in its efforts to refinance or replace its current debentures with other long-term financing, the holder of the line of credit may (but is not required to) renew its loan agreements.

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

Critical Accounting Policies

Sento’s significant accounting policies are described in Note 2 to Sento’s Consolidated Financial Statements for the year ended March 30, 2002. Those financial statements were prepared in accordance with accounting principles generally accepted in the United States and are included in Sento’s Form 10-KSB which has been filed with the Securities and Exchange Commission.  Included within these policies are the Company’s “critical accounting policies.”  Critical accounting policies are those policies that are most important to the preparation of the Company’s consolidated financial statements and require management’s subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain.  The Company’s critical accounting policies relate to revenue recognition, credit risk and stock-based compensation.  The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates.

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

Results of Operations

Three Months Ended September 28, 2002 Compared to Three Months Ended September 29, 2001

Revenues.  Revenues decreased $1,597,000, or 31%, from $5,083,000 for the three months ended September 29, 2001 to $3,486,000 for the three months ended September 28, 2002.  The primary contributor to the reduction in revenue was the loss of the Company’s largest revenue generating client, a major computer OEM, which asked Sento toward the end of calendar 2001 for a reduction in rates of more than 30%.  This client accounted for $1,921,000, or 38%, of revenues for the three months ended September 29, 2001 and no revenue during the three months ended September 28, 2002.  Sento declined the client’s requested rate reduction, as did eight other outsource centers that are competitors of Sento, who also were supplying outsourced call center services to this client.  To accept the lower rate would have put the Company into a loss position with this client, although the revenue would have covered some fixed overhead costs.  The loss of this large customer will likely continue to have a significant adverse impact on Sento’s revenues and operating results if the business is not replaced.

Currently, the Company has excess capacity available to service additional call volume.  This capacity was built in anticipation of higher demand for the Company’s services.  However, with the current economic condition, it is difficult to predict the Company’s ability to fill this excess capacity with new business in the near future or at all.

Cost of Sales.  Cost of sales decreased 18%, or $808,000, from $4,563,000 for the three months ended September 29, 2001 to $3,755,000 for the three months ended September 28, 2002.  This decrease in cost of sales was principally attributable to decreased customer support call volume and a shift from traditional call center support to Portal Services support, which has a lower cost.  Gross profit as a percentage of revenues decreased by eighteen percentage points, from 10% of revenues during the three months ended September 29, 2001 to a minus 8% of revenues for the three months ended September 28, 2002.  The decrease in gross margin was primarily due to the Company’s excess capacity and the failure to generate sufficient revenue to cover the Company’s fixed costs.

The Company anticipates low, though improving, call volume during the quarter ending December 31, 2002.  However, actual call volumes will be subject to a number of factors beyond Sento’s control, including general economic and industry conditions.  An increase in call volumes, if achieved, would result in higher coverage of overhead and fixed costs, which would likely result in improved gross margin percentages.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by 43%, or $185,000, from $430,000 for the three months ended September 29, 2001 to $615,000 for the three months ended September 28, 2002.  This increase was primarily due to increased marketing efforts.  Management anticipates that selling, general and administrative expenses will increase in future periods as a result of increased selling efforts to improve revenues.

Six Months Ended September 28, 2002 Compared to Six Months Ended September 29, 2001

Revenues.  Revenues decreased $3,565,000, or 32%, from $11,274,000 for the six months ended September 29, 2001 to $7,709,000 for the six months ended September 28, 2002.  The primary contributor to the reduction in revenue was the loss of the Company’s largest revenue generating client, a major computer OEM, which asked Sento toward the end of calendar 2001 for a reduction in rates of more than 30%.  This client accounted for $3,794,000, or 34%, of revenues for the six months ended September 29, 2001 and only $141,000 or 2% of revenues during the six months ended September 28, 2002.  Sento declined the client’s requested rate reduction, as did eight other outsource centers of competitors of Sento, who also were supplying outsourced call center services to this client.  To accept the lower rate would have put the Company into a loss position with this client, although the revenue would have covered some fixed overhead costs.  The loss of this large customer will likely continue to have a significant adverse impact on Sento’s revenues and operating results if the business is not replaced.

Currently, the Company has excess capacity available to service additional call volume.  This capacity was built in anticipation of higher demand for the Company’s services.  However, with the current economic recession, it is difficult to predict the Company’s ability to fill this excess capacity with new business in the near future or at all.

Cost of Sales.  Cost of sales decreased 21%, or $2,089,000, from $10,155,000 for the six months ended September 29, 2001 to $8,066,000 for the six months ended September 28, 2002.  This decrease in cost of sales was principally attributable to decreased customer support call volume and a shift from traditional call center support to Portal Services support, which has a lower cost.  Gross profit as a percentage of revenues decreased by fifteen percentage points, from 10% of revenues during the six months ended September 29, 2001 to a minus 5% of revenues for the six months ended September 28, 2002.  The decrease in gross margin was primarily due to the Company’s excess capacity and the failure to generate sufficient revenue to cover the Company’s fixed costs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by 38%, or $330,000, from $873,000 for the six months ended September 29, 2001 to $1,203,000 for the six months ended September 28, 2002.  This increase was primarily due to increased marketing efforts.  Management anticipates that selling, general and administrative expenses will increase in future periods as a result of increased selling efforts to improve revenues.

Liquidity and Capital Resources

Cash and short-term investment balances increased 4%, or $74,000, from $1,976,000 at March 30, 2002 to $2,050,000 at September 28, 2002. The primary reason for the slight increase in cash and short-term investments, despite the Company’s $1,803,000 net loss for the six months ended September 28, 2002, was the collection of accounts receivable.  Due, in part, to the accelerated collection of accounts receivable, as well as the decline in revenues for the six months ended September 28, 2002, accounts receivable declined 54%, or $1,881,000, from $3,514,000 at March 30, 2002 to $1,633,000 at September 28, 2002. Working capital decreased 129%, or $2,121,000, to a $(483,000) deficit at September 28, 2002 from $1,638,000 at March 30, 2002.

The Company has contractual obligations, including debt agreements and leases that will require the use of substantial amounts of cash.  The following table sets forth the Company’s contractual obligations as of September 28, 2002:

Contractual Obligations:

Payments Due by Period

	Under 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Long Term Debt (principal only)(1)	$1,230,000	$414,000	$—	$—	$1,644,000
Convertible Debentures(2) (including interest)	1,353,000	—	—	—	1,353,000
Capital Leases	339,000	602,000	36,000	—	977,000
Operating Leases	915,000	1,834,000	279,000	—	3,028,000
Unconditional Purchase Obligations	100,000	—	—	—	100,000
Total Contractual Cash Obligations	$3,937,000	$2,850,000	$315,000	$—	$7,102,000

(1)               A substantial portion of the Company’s long-term debt carries a variable interest rate that is tied to the treasury rate.  The remaining debt carries interest rates ranging from 6.7% to 10.9%.

(2)               Assumes debentures, due in February 2003, will not be converted into shares of Sento’s common stock.

In addition to the above contractual obligations, the Company is contingently liable for an equipment lease that was assumed by Echopass Corporation.  The total amount of monthly payments due under this lease through September 2003 is $155,000.  The total amount of monthly payments due thereafter under this lease is $55,000.

At present, management believes the Company is able to meet its current obligations for operations (excluding the current portion of its long-term obligations) as they come due; however, as discussed above, the Company has experienced a significant decrease in revenues, and, unless the Company is successful in its efforts to replace the lost revenues and to timely renegotiate or replace its debentures or line of credit, it may be unable to meet its obligations under the line of credit and debentures as they become due.

The Company has a revolving line-of-credit agreement with a bank. The line of credit (including the term loan agreements) subjects the Company to certain restrictive covenants, including minimum liquidity and tangible net worth.  The Company was in compliance with its covenants at September 28, 2002. The Company can draw up to $2,000,000 under the line of credit, subject to eligible receivable balances and reduced by the net balances of term loans outstanding with the bank (as of September 28, 2002, the Company had $962,000 of outstanding term loans with the bank, all of which has been reclassified as a current liability).

The Company has two significant current liabilities that come due (subject to renewal, extension renegotiation, or replacement) in the fourth quarter, i.e., the debentures in February 2003 and the line of credit (including term loans) in January 2003.  The Company is seeking approval from its current debenture holders to extend the terms of repayment and is also seeking commercial financial institutions, investment banks and private investors to replace the current debentures and the line of credit on commercially reasonable terms, but such potentially may have dilutive effects on the current shareholders.  If the Company is successful in its efforts to refinance or replace its current debentures with other long-term financing, the holder of the line of credit may (but is not required to) renew its loan agreements.

Historically the Company’s primary sources of liquidity have been cash received from sales of assets and cash provided through private sales of equity and debt, as well as borrowings under a bank line of credit. During the two years ended March 30, 2002 and the six months ended September 28, 2002, liquidity and cash were also provided by positive cash flow from operations.  In addition, the Company has financed some of the equipment utilized in its business through long-term leasing and loan arrangements.  However, leasing and other finance companies have become much more restrictive in providing financing because of the economic downturn, making it more difficult for the Company to obtain equipment financing.  The growth of the Company has consumed substantial amounts of cash, and the Company may be required to obtain additional financing to sustain current operations and to retire or refinance its subordinated debentures.  In the event the Company is not able to find additional sources of funding and enter into financing transactions on reasonable terms, its ability to sustain current operations (after the line of credit and debentures are due) will be limited, or it may be forced to reduce or suspend its operations.  There can be no assurance that the Company will be able to obtain necessary capital funding on terms favorable to the Company, if at all.

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

Dependence on Key Clients.  Four clients accounted for approximately 74% of the Company’s revenues for the six months ended September 28, 2002. These four clients accounted for approximately 35%, 14%, 13%, and

12%, respectively of revenues for the same period.  The Company’s largest client during fiscal 2002 terminated its relationship with Sento in April 2002.  The loss of this client has had a significant adverse impact on Sento’s operations and will likely have a significant adverse impact on Sento’s revenues and net income during the remainder of fiscal 2003, if the business is not replaced.

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

Liquidity and Capital Resources.  At September 28, 2002, Sento had a working capital deficit of $(483,000) (representing a decline of 129% from March 30, 2002).  Future growth, particularly growth in excess of planned growth, will depend on the Company’s ability to obtain financing.  The historic growth rate of Sento’s Customer Contact Solutions operations (most of which was in the United States) has consumed substantial amounts of cash and will continue to require significant capital investment if the Company continues to grow as it has in the past.  It should be noted that there is very little capital spending required for growth using offshore partners.  The Company may be required to pursue additional funding opportunities to sustain its current operations.  In the event the Company is not able to find additional sources of funding and enter into financing transactions on reasonable terms, its ability to sustain current operations will be limited, or it may be forced to reduce or suspend its operations.  There can be no assurance that the Company will be able to obtain necessary capital funding on terms favorable to the Company, if at all.

Furthermore, the terms of the Company’s line of credit and term loan agreements are subject to certain restrictive covenants, including minimum liquidity and tangible net worth.  As of September 28, 2002, the Company was in compliance with all of its debt covenants. However, the loan agreements with the bank expire January 31, 2003, and the subordinated convertible debentures mature in February 2003.  If the Company is unable to refinance its convertible subordinated debentures the bank may not renew the Company’s revolving credit line.

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

Risks of Growth Strategy.  Sento’s business strategy is premised, in part, upon expansion of its operations by opening customer contact facilities, or partnering or developing strategic alliances with other customer contact providers in strategic locations throughout the U.S. and foreign countries.  Substantial risks accompany Sento’s growth plans.  For example, Sento’s growth plans are dependent upon its ability to attract and retain new clients.  Sento’s failure to attract and retain new clients, or the loss of existing clients, will not only prevent the implementation of its business strategy, but may leave Sento with excess personnel and physical facilities, which would have a negative impact on Sento’s results of operations and financial condition.

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

Attracting, Training, and Retaining Quality Management and Employees.  Sento’s success will depend, in large part, on its ability to attract, retain and train highly qualified technical, managerial and marketing personnel with the required expertise.  Sento has not entered into employment agreements that require the services of any of its key managerial or technical personnel to remain with Sento for any specified period of time.  There can be no assurance that Sento will be able to attract and maintain the personnel necessary for the development and operation of its business or that it will be able to train its current employees on new developments in technology.  Specifically, the loss of any key personnel or an inability to attract, retain, train or motivate qualified personnel could have a material adverse effect on Sento’s business, financial condition and results of operations.

In addition, Sento’s total employee count has fluctuated from approximately 585 as of March 31, 2000 to approximately 953 as of December 31, 2000, and has decreased to approximately 200 as of October 31, 2002.  The support required for one of the Company’s largest clients is seasonal.  There is, therefore, a necessity for very rapid increases in employees and subsequent decreases in the number of employees as the requirements for support change.  The Company cannot provide any assurance that its current management team can successfully manage Sento’s rapidly evolving business, and any failure to do so could have a material adverse effect upon Sento’s operating results.

During the time period beginning July 2000 through September 2002, the Company has partnered and continues to partner with offshore entities that supply Customer Contact Center services on a contract basis to the Company.  Currently there are approximately 170 agents in these offshore contracted Customer Contact Centers.  Managing the quality of services rendered to Sento’s clients is further complicated by the remote location and language and cultural differences of agents supplying these services, and there can be no assurance that Sento can adequately manage these remote agents.  The lack of proper management of these offshore agents or the delivery of low-quality services by such agents could have a material adverse effect upon Sento’s operating results.

Dependence on Industry Trend to Outsource Services.  Sento’s business depends in large part on the trend within the IT industry to outsource certain services. Sento cannot provide any assurance that this trend will continue or that, if the trend continues, it will continue at the same rate of growth.  The failure of this trend to continue could have a material adverse effect on Sento’s business, financial condition, and results of operations.

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

The Company received a de-listing notice from Nasdaq on September 17, 2002, due to the bid for Sento’s common stock being below $1.00, the minimum bid price for continued listing on the Nasdaq Small Cap Market.  However, the Company was able to obtain a stay from de-listing upon requesting a hearing before a Nasdaq Listing Qualification Panel that was held on October 24, 2002.  The Listing Qualification Panel has not released its decision; however, in an effort to maintain Sento’s Nasdaq listing, Sento’s Board of Directors has adopted a proposal to be submitted to the Company’s shareholders at the annual meeting of shareholders on November 14, 2002, which provides for an amendment to the Company’s amended articles of incorporation to effect a one-for-four reverse split of the outstanding shares of Sento common stock.  The intent of the proposed reverse stock split is to raise the per-share price of Sento’s common stock above the $1.00 per share minimum required by Nasdaq for continued listing on the Nasdaq SmallCap Market.  There can be no assurance that the amendment will be approved by the shareholders, or that, if approved, the minimum bid for the Company’s common stock will remain above $1.00 per share as required by Nasdaq.

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

PART II.                                                 OTHER INFORMATION

Item 4.             Control and Procedures

Within the 90 days prior to the date of filing this Quarterly Report on Form 10-QSB, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Senior Vice President of Finance, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14).  Based upon the evaluation, the Company’s management, including the Chief Executive Officer and Senior Vice President of Finance, concluded that, as of the date of that evaluation, the disclosure controls and procedures were effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.  Subsequent to the date of that evaluation, there have been no significant changes in the internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

Item 6.             Exhibits and Reports on Form 8-K

a)              Exhibits attached to the 10-QSB are as follows:

Exhibit 99.1                                    Certification of the Company’s Chief Executive Officer

Exhibit 99.2                                    Certification of the Company’s Chief Financial Officer

b)             Reports on Form 8-K

Current report dated September 26, 2002 filed for the purposes of disclosing to shareholders and the financial markets certain business and financial information relating to its business and operations.

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
Stanley J. Cutler
Senior Vice President of Finance and Secretary (Principal financial and accounting officer)

Dated November 11, 2002.

CERTIFICATIONS *

I, Patrick F. O’Neal, certify that:

1.                                       I have reviewed this quarterly report on Form 10-QSB of Sento Corporation;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the registrant’s board of directors (or persons performing the equivalent function):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

/s/ PATRICK F. O’ NEAL

Patrick F. O’Neal

President and Chief Executive Officer

I, Stanley J. Cutler, certify that:

1.                                       I have reviewed this quarterly report on Form 10-QSB of Sento Corporation;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

/s/ STANLEY J. CUTLER

Stanley J. Cutler

Senior Vice President of Finance and Secretary