Form 10QSB
period 2002-12-31
SENTO CORP
filed 2003-02-13
CIK 4317

United States

Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-QSB

☒   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended December 31, 2002

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

Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at January 31, 2003
Common capital stock $.25 par value	2,099,971

Transitional Small Business Disclosure Format (check one):

Yes  ☐    No  ☒

SENTO CORPORATION

Quarterly Report on Form 10-QSB
Quarter ended December 31, 2002

i

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SENTO CORPORATION
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	December 31, 2002	March 30, 2002
	(Unaudited)

ASSETS

Current assets:
Cash	$2,008,804	$1,047,731
Short-term investments	—	928,522
Accounts receivable, net	1,782,158	3,514,487
Other current assets	632,787	790,752
Total current assets	4,423,749	6,281,492

Property and equipment, net	4,540,695	5,226,257
Other assets	279,496	124,293
Total Assets	$9,243,940	$11,632,042

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt and capital leases	$1,358,768	$1,117,838
Accounts payable	945,330	1,230,108
Accrued liabilities	1,430,406	847,292
Deferred revenue and other current liabilities	44,878	250,668
Convertible debt	1,283,584	1,197,442
Total current liabilities	5,062,966	4,643,348

Long-term debt and capital leases, net of current portion	815,397	1,504,839

Stockholders’ equity:
Common stock	524,993	523,299
Additional paid-in capital	11,919,963	11,892,628
Accumulated other comprehensive loss	—	(28,772)
Accumulated deficit	(9,079,379)	(6,903,300)
Total stockholders’ equity	3,365,577	5,483,855
Total Liabilities and Stockholders’ Equity	$9,243,940	$11,632,042

SENTO CORPORATION
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2002	December 29, 2001	December 31, 2002	December 29, 2001

Revenue	$3,952,971	$5,363,430	$11,661,480	$16,637,889

Cost of sales	3,624,857	4,511,099	11,690,374	14,666,461

Gross profit (loss)	328,114	852,331	(28,894)	1,971,428

Selling, general and administrative expenses	588,572	539,561	1,791,694	1,412,143
Operating income (loss)	(260,458)	312,770	(1,820,588)	559,285

Other expense, net	(112,493)	(84,141)	(355,491)	(235,328)
Income (loss) from continuing operations	(372,951)	228,629	(2,176,079)	323,957
Gain on disposal of discontinued operations	—	—	—	102,786
Net income (loss)	$(372,951)	$228,629	$(2,176,079)	$426,743
Basic income (loss) per share:
Income (loss) from continuing operations	$(0.18)	$0.11	$(1.04)	$0.15
Income from discontinued operations	0.00	0.00	0.00	0.05
Net income (loss) per common share	$(0.18)	$0.11	$(1.04)	$0.20

Diluted income (loss) per share:
Income (loss) from continuing operations	$(0.18)	$0.11	$(1.04)	$0.15
Income from discontinued operations	0.00	0.00	0.00	0.05
Net income (loss) per common share	$(0.18)	$0.11	$(1.04)	$0.20

Weighted average common and common equivalent shares outstanding:
Basic	2,099,960	2,093,193	2,099,260	2,100,276
Diluted	2,099,960	2,095,303	2,099,260	2,111,994

SENTO CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	December 31, 2002	December 29, 2001
Cash flows from operating activities:
Net income (loss)	$(2,176,079)	$426,743
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,357,141	1,372,452
Gain (loss) on disposal of assets	3,824	(407)
Revaluation of warrants issued for services	7,131	—
Write-down of assets held for sale	58,668	—
Accretion on debenture for warrant	64,882	56,414
Realized loss on sale of short-term investments	11,618	—
Changes in operating assets and liabilities:
Accounts receivable	1,732,329	1,658,990
Other assets	(43,867)	(362,399)
Accounts payable	(284,778)	(505,954)
Accrued liabilities	583,114	(636,807)
Deferred revenue and other current liabilities	(205,790)	(36,592)
Net cash provided by operating activities	1,108,193	1,972,440
Cash flows from investing activities:
Proceeds from sale of short-term investments	965,238	—
Purchase of short-term investments	(19,562)	—
Proceeds from sale of equipment	37,834	29,765
Purchase of property and equipment	(272,728)	(2,791,365)
Net cash provided by (used in) investing activities	710,782	(2,761,600)
Cash flows from financing activities:
Principal payments on long term debt	(879,800)	(711,571)
Issuance of long-term debt	—	886,777
Purchase of treasury stock	—	(417,299)
Proceeds from stock issued through employee stock purchase plan	21,898	23,649
Proceeds from stock options exercised	—	8,384
Net cash used in financing activities	(857,902)	(210,060)
Net increase (decrease) in cash	961,073	(999,220)
Cash at beginning of period	1,047,731	3,575,740
Cash at end of period	$2,008,804	$2,576,520

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$243,273	$269,432

Non-cash investing and financing activities:

During the nine months ended December 31, 2002, equipment totaling $431,288 was purchased through a capital lease.

During the nine months ended December 29, 2001, the Company received a $50,000 note receivable for the sale of equipment and $489,906 of equipment was purchased through a capital lease.

SENTO CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

December 31, 2002

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

Operating results for the three and nine months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended March 30, 2002.

B.            EQUIPMENT FINANCING

During the nine months ended December 31, 2002, the Company purchased equipment through two capital leases.  Each of these leases has a one-dollar purchase option.  The first lease for $160,538 has monthly payments of $4,174 over four years.  The second lease for $270,750 has monthly payments of $10,022 over three years.

C.            COMMON STOCK

On November 14, 2002, the shareholders of the Company’s common stock approved a one-for-four reverse split of the Company’s common stock.  The record date of the reverse split was November 25, 2002.  All references to common stock, additional paid in capital, accumulated deficit, common shares outstanding, average numbers of common stock shares outstanding, stock options, warrants to purchase common stock and per share amounts in these condensed consolidated financial statements, notes to condensed consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations prior to the record date of the reverse stock split have been restated to reflect the reverse stock split on a retroactive basis.

Nine months ended December 31, 2002

A total of 6,778 shares of common stock were sold to employees under the Company’s Employee Stock Purchase Plan during the nine months ended December 31, 2002.

Nine months ended December 29, 2001

Options to purchase 1,198 shares of common stock were exercised and 5,474 shares of common stock were sold to employees under the Company’s Employee Stock Purchase Plan during the nine months ended December 29, 2001.

There were 44,550 shares of common stock repurchased during the nine-month period ended December 29, 2001 at a total cost of  $417,299 pursuant to a stock repurchase program approved by the Board of Directors in September 2000.  The repurchase program authorized the repurchase of up to $1,000,000 of the Company’s common stock.  The repurchase was conditioned upon the Company’s having cash balances of at least $3,500,000 and $3,000,000 of unused bank line of credit immediately prior to the purchase of stock.

As of October 16, 2001, the Board of Directors unanimously called for the cessation of the common stock buyback program, as it was determined the Company’s resources would be better used on selling and marketing efforts.  During the repurchase program, the Company repurchased a cumulative total of 72,423 shares of the Company’s common stock for $702,000.

D.            INCOME (LOSS) PER SHARE

Income (loss) per share is computed in accordance with Financial Accounting Standards Board Standard 128, “Earnings Per Share.”  Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period.  Diluted income (loss) per share reflects the potential dilution that could occur from shares of common stock issuable through stock options, warrants and other convertible securities, if dilutive.  Options and warrants to purchase 113 and 5,894 shares, respectively, of common stock have not been included in the calculation of diluted common stock outstanding for the three and nine months ended December 31, 2002, because to do so would be anti-dilutive.  Shares issuable pursuant to convertible debentures (64,350 shares) have not been included in the calculations of diluted common stock outstanding for the three and nine months ended December 31, 2002 and December 29, 2001 as to do so would be anti-dilutive.

The following tables set forth the computation of basic and diluted income (loss) per share for the three and nine months ended December 31, 2002 and December 29, 2001:

	Three Months Ended
	December 31, 2002	December 29, 2001

Net income (loss)	$(372,951)	$228,629
Denominator for basic income per share - weighted average shares	2,099,960	2,093,193
Dilutive common stock options and warrants	—	2,110
Denominator for diluted income per share - weighted average common and common equivalent shares	2,099,960	2,095,303

Basic income (loss) per share	$(0.18)	$0.11

Diluted income (loss) per share	$(0.18)	$0.11

	Nine Months Ended
	December 31, 2002	December 29, 2001

Net income (loss)	$(2,176,079)	$426,743
Denominator for basic income per share - weighted average shares	2,099,260	2,100,276
Dilutive common stock options and warrants	—	11,718
Denominator for diluted income per share - weighted average common and common equivalent shares	2,099,260	2,111,994

Basic income (loss) per share	$(1.04)	$0.20

Diluted income (loss) per share	$(1.04)	$0.20

F.             LINE OF CREDIT AND LONG-TERM DEBT

The Company had a revolving line-of-credit agreement with a bank, which expired January 31, 2003.  The Company is currently in negotiations with the bank to renew the credit line. The line of credit (including the term loan agreements) subjects the Company to certain restrictive covenants, including minimum liquidity and tangible net worth.  The Company was in compliance with its covenants at December 31, 2002. The line of credit enabled the Company to draw up to $2,000,000 under the agreement, subject to eligible receivable balances and reduced by the net balances of term loans outstanding with the bank (as of December 31, 2002, the Company had $782,000 of outstanding term loans with the bank, all of which have been reclassified to current liabilities).  The renewal of the credit line will likely be contingent on the refinancing of the Company’s debentures that are due in February 2003.

The Company is seeking approval from its current debenture holders to extend the terms of repayment and is also seeking commercial financial institutions and private investors to replace the current debentures on commercially reasonable terms, but this potentially may have dilutive effects on the current shareholders.  If the Company is successful in its efforts to refinance or replace its current debentures with other long-term financing, the bank may (but is not required to) renew its loan agreements.

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

Sento’s management believes there are several critical issues currently facing the Company:

•      Sento has issued $1,300,000 in convertible debentures that expire in February 2003.  Sento is seeking approval from the current debenture holders to extend the terms of repayment and is also seeking commercial financial institutions, investment banks and private investors to replace the current debentures on commercially reasonable terms, but the Company cannot guarantee that it will be successful in those efforts.

•      The Company has a $2,000,000 bank line of credit that expired January 31, 2003.  There is no agreement to renew that line of credit, although if the Company is able to extend, refinance or replace the debentures, the Company believes that the bank may renew the line of credit.

•      The Company is continuing to feel the effects of the loss of its largest customer in April 2002.  Although the Company has been successful in replacing a portion of the revenue lost through that customer’s loss, it has continued to have a substantial adverse effect on the Company’s revenues and has left the Company with excess capacity to service additional call volume that the Company has not filled as of this time.

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

Stock —Based Compensation. Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS 123) encourages entities to adopt a fair value based method of accounting for stock options or similar equity instruments.  However, it also allows an entity to continue measuring compensation cost for stock based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25).  The Company has elected to continue to apply the provisions of APB 25 and provide pro forma disclosures required by SFAS 123 in the footnotes to the consolidated financial statements.  Sento also issues equity-based incentive compensation to non-employees from time to time.  Pursuant to Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services, Sento accounts for these arrangements based on the fair value of the equity instrument issued.  The fair value of such instruments is measured each quarter as the related goods or services are provided.  The resulting change in value of the instrument is either charged or credited to income.

Results of Operations

Three Months Ended December 31, 2002 Compared to Three Months Ended December 29, 2001

                Revenues.  Revenues decreased $1,410,000, or 26%, from $5,363,000 for the three months ended December 29, 2001 to $3,953,000 for the three months ended December 31, 2002.  The primary contributors to the reduction in revenue were a reduction in volume from a significant customer in the amount of $754,000 for the three months ended December 31, 2002 when compared to the three months ended December 29, 2001, and the loss of the Company’s largest revenue generating client, a major computer OEM, which asked Sento toward the end of calendar 2001 for a reduction in rates of more than 30%.  This client accounted for $1,549,000, or 29%, of revenues for the three months ended December 29, 2001 and no revenue during the three months ended December 31, 2002.  Sento declined the client’s requested rate reduction, as did eight other outsource centers that are competitors of Sento, who also were supplying outsourced call center services to this client.  To accept the lower rate would have put the Company into a loss position with this client, although the revenue would have covered some fixed overhead costs.  The Company was able to replace approximately $899,000 of the lost revenue discussed above with increased revenue from existing customers and revenue from new customers during the three months ended December 31, 2002.  However, the loss of this large customer will likely continue to have a significant adverse impact on Sento’s revenues and operating results if the business is not replaced.

Currently, the Company has excess capacity available to service additional call volume, particularly in its Evanston, Wyoming facility.  This capacity was built in anticipation of higher demand for the Company’s services.  However, with the current economic conditions, it is difficult to predict the Company’s ability to fill this excess capacity with new business in the future.  In the event that the Company is unable to fill the unutilized capacity in the Evanston, Wyoming facility, it may have to record an impairment charge relating to its assets at that facility.

Cost of Sales.  Cost of sales decreased 20%, or $886,000, from $4,511,000 for the three months ended December 29, 2001 to $3,625,000 for the three months ended December 31, 2002.  This decrease in cost of sales was principally attributable to decreased customer support call volume and a shift from traditional call center support to Portal Services support, which has a lower cost.  Gross profit as a percentage of revenues decreased by eight percentage points, from 16% of revenues during the three months ended December 29, 2001 to 8% of revenues for the three months ended December 31, 2002.  The decrease in gross margin was primarily due to the Company’s excess capacity and the failure to generate sufficient revenue to cover the Company’s fixed costs.

The Company anticipates improving call volume during the quarter ending March 31, 2003.  However, actual call volumes will be subject to a number of factors beyond Sento’s control, including general economic and industry conditions and much of the expected increase in call volume during the next few months is seasonal.  An increase in call volumes, if achieved, would result in higher coverage of overhead and fixed costs, which would likely result in improved gross margin percentages.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by 9%, or $49,000 from $540,000 for the three months ended December 29, 2001 to $589,000 for the three months ended December 31, 2002.  This increase was primarily due to approximately $32,000 of expenses associated with the reverse stock split and increased marketing efforts.  Management anticipates that selling, general and administrative expenses will increase in future periods as a result of increased selling efforts to improve revenues.

Nine Months Ended December 31, 2002 Compared to Nine Months Ended December 29, 2001

Revenues.  Revenues decreased $4,977,000, or 30%, from $16,638,000 for the nine months ended December 29, 2001 to $11,661,000 for the nine months ended December 31, 2002.  The primary contributors to the reduction in revenue were a reduction in volume from a significant customer of $2,200,000 for the nine months ended December 31, 2002 when compared to the nine months ended December 29, 2001, and the loss of the Company’s largest revenue generating client, a major computer OEM, which asked Sento toward the end of calendar 2001 for a reduction in rates of more than 30%.  This client accounted for 5,343,000, or 32%, of revenues for the nine months ended December 29, 2001 and only $141,000 or 1% of revenue during the nine months ended December 31, 2002.  Sento declined the client’s requested rate reduction, as did eight other outsource centers that are competitors of Sento, who also were supplying outsourced call center services to this client.  To accept the lower rate would have put the Company into a loss position with this client, although the revenue would have covered some fixed overhead costs.  The Company was able to replace approximately $2,425,000 of the lost revenue discussed above with increased revenue from existing customers and revenue from new customers during the nine months ended December 31, 2002.  However, the loss of this large customer will likely continue to have a significant adverse impact on Sento’s revenues and operating results if the business is not replaced.

Currently, the Company has excess capacity available to service additional call volume, particularly in its Evanston, Wyoming facility.  This capacity was built in anticipation of higher demand for the Company’s services.  Management anticipates increased call volume over the next few months.  However, much of the expected increase in volume is seasonal.  With the current economic conditions, it is difficult to predict the Company’s ability to fill this excess capacity with new business in the future.  In the event that the Company is unable to fill the unutilized capacity in the Evanston, Wyoming facility, it may have to record an impairment charge relating to its assets at that facility.

Cost of Sales.  Cost of sales decreased 20%, or $2,976,000, from $14,666,000 for the nine months ended December 29, 2001 to $11,690,000 for the nine months ended December 31, 2002.  This decrease in cost of sales was principally attributable to decreased customer support call volume and a shift from traditional call center support to Portal Services support, which has a lower cost.  Gross profit as a percentage of revenues decreased by twelve percentage points, from 12% of revenues during the nine months ended December 29, 2001 to 0% of revenues for the nine months ended December 31, 2002.  The decrease in gross margin was primarily due to the Company’s excess capacity and the failure to generate sufficient revenue to cover the Company’s fixed costs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by 27%, or $380,000, from $1,412,000 for the nine months ended December 29, 2001 to $1,792,000 for the nine months ended December 31, 2002.  This increase was primarily due to increased marketing efforts and increased expenses associated with the reverse stock split.  Management anticipates that selling, general and administrative expenses will increase in future periods as a result of increased selling efforts to improve revenues.

Liquidity and Capital Resources

Cash and short-term investment balances increased 2%, or $33,000, from $1,976,000 at March 30, 2002 to $2,009,000 at December 31, 2002. The primary reason for the slight increase in cash and short-term investments, despite the Company’s $2,176,000 net loss for the nine months ended December 31, 2002, was due to non-cash expense items such as depreciation included in the net loss and the collection of accounts receivable.  Due, in part, to the accelerated collection of accounts receivable, as well as the decline in revenues for the nine months ended December 31, 2002, accounts receivable declined 49%, or $1,732,000, from $3,514,000 at March 30, 2002 to $1,782,000 at December 31, 2002, and working capital decreased 139%, or $2,277,000, to a $(639,000) deficit at December 31, 2002 from $1,638,000 at March 30, 2002.

The Company has contractual obligations, including debt agreements and leases that will require the use of substantial amounts of cash.  The following table sets forth the Company’s contractual obligations as of December 31, 2002:

Contractual Obligations:

Payments Due by Period

	Under 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Long Term Debt (principal only) (1)	$1,100,000	$291,000	$—	$—	$1,391,000
Convertible Debentures (2) (including interest)	1,301,000	—	—	—	1,301,000
Capital Leases	338,000	575,000	12,000	—	925,000
Operating Leases	915,000	1,670,000	286,000	72,000	2,943,000

Total Contractual Cash Obligations	$3,654,000	$2,536,000	$298,000	$72,000	$6,560,000

(1)   A substantial portion of the Company’s long-term debt carries a variable interest rate that is tied to the treasury rate.  The remaining debt carries interest rates ranging from 6.7% to 10.9%.

(2)   Assumes debentures, due in February 2003, will not be converted into shares of Sento’s common stock.

In addition to the above contractual obligations, the Company is contingently liable for an equipment lease that was assumed by Echopass Corporation.  The total amount of monthly payments due under this lease through September 2003 is $128,000.  The total amount of monthly payments due thereafter under this lease is $37,000.

At present, management believes the Company is able to meet its current obligations for operations (excluding the current portion of its long-term obligations and debentures) as they come due; however, as discussed above, the Company has experienced a significant decrease in revenues, and, unless the Company is successful in its efforts to replace the lost revenues and to timely renegotiate or replace its debentures and line of credit, it will be unable to meet its obligations under the line of credit and debentures as they become due.

The Company had a revolving line-of-credit agreement with a bank, which expired January 31, 2003.  The Company is currently in negotiations with the bank to renew the line-of-credit. The line of credit (including the term loan agreements) subjects the Company to certain restrictive covenants, including minimum liquidity and tangible net worth.  The Company was in compliance with its covenants at December 31, 2002. The line of credit enabled the Company to draw up to $2,000,000 under the agreement, subject to eligible receivable balances and reduced by the net balances of term loans outstanding with the bank (as of December 31, 2002, the Company had $782,000 of outstanding term loans with the bank, all of which has been reclassified as a current liability).  The renewal of the credit line will likely be contingent on the refinancing of the Company’s debentures that become due in February 2003.

The Company is seeking approval from its current debenture holders to extend the terms of repayment and is also seeking commercial financial institutions and private investors to replace the current debentures on commercially reasonable terms, but such potentially may have dilutive effects on the current shareholders.  If the Company is successful in its efforts to refinance or replace its current debentures with other long-term financing, the bank may (but is not required to) renew its loan agreements.

Historically the Company’s primary sources of liquidity have been cash received from sales of assets and cash provided through private sales of equity and debt, as well as borrowings under a bank line of credit. During the two years ended March 30, 2002 and the nine months ended December 31, 2002, liquidity and cash were also provided by positive cash flow from operations.  In addition, the Company has financed some of the equipment utilized in its business through long-term leasing and loan arrangements.  However, leasing and other finance companies have become much more restrictive in providing financing because of the economic downturn, making it more difficult for the Company to obtain equipment financing.  The growth of the Company has consumed substantial amounts of cash, and the Company may be required to obtain additional financing to sustain current operations and to retire or refinance its subordinated debentures.  In the event the Company is not able to find additional sources of funding and enter into financing transactions on reasonable terms, its ability to sustain current operations (after the line of credit and debentures are due) will be limited, or it may be forced to reduce or suspend its operations.  There can be no assurance that the Company will be able to obtain necessary capital funding on terms favorable to the Company, if at all.

The statements contained in this Quarterly Report on Form 10-QSB that are not purely historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All forward-looking statements involve various risks and uncertainties.  Forward-looking statements contained in this Report include statements regarding the Company’s plans to develop and deliver integrated information technology services, market opportunities and acceptance, expectations, goals, revenues, financial performance, strategies, mission and intentions for the future.  Such forward-looking statements are included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and encompass Sento’s beliefs, expectations, hopes or intentions regarding future events.  Words such as “expects,” “believes,” “anticipates,” “should,” and “likely” also identify forward-looking statements. All forward-looking statements included in this Report are made as of the date hereof, based on information available to the Company as of such date, and the Company assumes no obligation to update any forward-looking statement.  It is important to note that such statements may not prove to be accurate and that the Company’s actual results and future events could differ materially from those anticipated in such statements.  Among the factors that could cause actual results to differ materially from the Company’s expectations are those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations---Risks Related to Existing and Proposed Operations.”  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section and other factors included elsewhere in this Report.

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

Dependence on Key Clients.  Five clients accounted for approximately 80% of the Company’s revenues for the nine months ended December 31, 2002. These five clients accounted for approximately 32%, 14%, 13%, 11% and 10%, respectively of revenues for the same period.  The Company’s largest client during fiscal 2002 terminated its relationship with Sento in April 2002.  The loss of this client has had a significant adverse impact on Sento’s operations and will likely have a significant adverse impact on Sento’s revenues and net income during the remainder of fiscal 2003, if the business is not replaced.

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

Liquidity and Capital Resources.  At December 31, 2002, Sento had a working capital deficit of $(639,000) (representing a decline of 139% from March 30, 2002).  Future growth, particularly growth in excess of planned growth, will depend on the Company’s ability to obtain financing.  The historic growth rate of Sento’s Customer Contact Solutions operations (most of which was in the United States) has consumed substantial amounts of cash and will continue to require significant capital investment if the Company continues to grow as it has in the past.  It should be noted that there is very little capital spending required for growth using offshore partners.  The Company may be required to pursue additional funding opportunities to sustain its current operations.  In the event the Company is not able to find additional sources of funding and enter into financing transactions on reasonable terms, its ability to sustain current operations will be limited, or it may be forced to reduce or suspend its operations.  There can be no assurance that the Company will be able to obtain necessary capital funding on terms favorable to the Company, if at all.

Furthermore, the Company’s line of credit expired January 31, 2003.  The Company is currently in negotiations with the bank to renew the line-of-credit.  However, the renewal of the line-of-credit will likely be contingent on the refinancing of the Company’s debentures that are due in February 2003.  The Company is seeking approval from its current debenture holders to extend the terms of repayment and is also seeking commercial financial institutions, investment banks and private investors to replace the current debentures on commercially reasonable terms, but such potentially may have dilutive effects on the current shareholders.  If the Company is successful in its efforts to refinance or replace its current debentures with other long-term financing, the bank may (but is not required to) renew its loan agreements.

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

In addition, Sento’s total employee count has fluctuated from approximately 585 as of March 31, 2000 to a high of approximately 953 as of December 31, 2000, and has decreased to approximately 370 as of January 31, 2003.  The support required for one of the Company’s largest clients is seasonal.  There is, therefore, a necessity for very rapid increases in employees and subsequent decreases in the number of employees as the requirements for support change.  The Company cannot provide any assurance that its current management team can successfully manage Sento’s rapidly evolving business, and any failure to do so could have a material adverse effect upon Sento’s operating results.

During the time period beginning July 2000 through December 2002, the Company has partnered and continues to partner with offshore entities that supply Customer Contact Center services on a contract basis to the Company.  Currently there are approximately 280 agents in these offshore contracted Customer Contact Centers.  Managing the quality of services rendered to Sento’s clients is further complicated by the remote location and language and cultural differences of agents supplying these services, and there can be no assurance that Sento can adequately manage these remote agents.  The lack of proper management of these offshore agents or the delivery of low-quality services by such agents could have a material adverse effect upon Sento’s operating results.

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

The Company received a de-listing notice from Nasdaq on September 17, 2002, due to the bid for Sento’s common stock being below $1.00, the minimum bid price for continued listing on the Nasdaq Small Cap Market.  However, the Company was able to obtain an extension after a hearing before a Nasdaq Listing Qualification Panel that was held on October 24, 2002.  In addition, The Company’s shareholders voted in favor of amending the Company’s amended and restated articles of incorporation to effect a one-for-four reverse split of the outstanding shares of the Company’s common stock.  The reverse split became effective November 25, 2002 and the bid for the Company’s common stock has remained above $1.00 since that time.

The Company values its listing on the Small Cap Market, and will seek to remain in compliance with the applicable listing qualification standards; however, the price of the common stock is determined by a number of factors, including general economic and market conditions, industry trends and public perception, many of which are beyond the Company’s control. If the bid price for the common stock does not remain above $1.00 on a consistent basis, the Company may lose its listing privileges on the Nasdaq Small Cap Market, and may be forced to find another forum for trading of its common stock.

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

Item 3.    Controls and Procedures

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

PART II.                OTHER INFORMATION

Item 4.    Submission of Matters to Vote of Security Holders

On November 14, 2002, the Company held its Annual Meeting of Shareholders (the “Annual Meeting”).  At the Annual Meeting, three matters were submitted to the Company’s shareholders for consideration and approval.  Those matters, together with the voting results for each matter, are described in the following paragraphs.

1.     Seven directors of the Company were elected to serve until the 2003 Annual Meeting of Shareholders of the Company.  The directors elected, together with votes received are: Gary B. Filler 1,820,008 votes; Patrick F. O’Neal 1,824,508, Dennis L. Herrick 1,604,025 votes; Kieth E. Sorenson 1,601,363 votes; Kim A. Cooper 1,743,914 votes; Lyndon L. Ricks 1,753,717 votes; and Eric Olafson 1,812,633 votes.

2.     The Company’s shareholders approved a proposal to ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending March 31, 2003.  With respect to this proposal, there were 1,828,969 shares cast in favor of the proposal, 10,296 shares cast against the proposal, 1,775 votes abstained, and 65,383 shares were un-voted.

3.     The Company’s shareholders approved a proposal to amend the Amended and Restated Articles of Incorporation of the Company to effect a one-for-four reverse split of the issued and outstanding shares of the Company’s common stock.  With respect to this proposal, there were 1,785,899 shares cast in favor of the proposal, 44,575 shares were cast against the proposal, 1,250 votes abstained and 74,700 shares were un-voted.

Item 5.    Other Information

During January 2003, the Company accepted the resignations of two members of its Board of Directors, Lyndon L. Ricks and Dennis L. Herrick.  These resignations were not the result of a disagreement with the Company on any matter in relation to the Company’s operations, policies, or practices.

Item 6.    Exhibits and Reports on Form 8-K

a)     Exhibits attached to the 10-QSB are as follows:

Exhibit  3                Amended and Restated Articles of Incorporation

Exhibit 10               Loan Modification agreement with Silicon Valley Bank dated October 21, 2002

Exhibit 99.1            Certification of the Company’s Chief Executive Officer

Exhibit 99.2            Certification of the Company’s Chief Financial Officer

b)    Reports on Form 8-K

Current report dated November 14, 2002 filed for the purposes of disclosing to shareholders and the financial markets two press releases also dated November 14, 2002 and filed as exhibits to the Form 8-K.  These press releases described the extension received by the Company from the Nasdaq Qualifications Hearing Panel and the approval at the annual meeting of Shareholders of the proposed one-for-four reverse split of the Company’s common stock.

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

Dated February 12, 2003.

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

Date: February 12, 2003

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

Date: February 12, 2003

/s/ STANLEY J. CUTLER

Stanley J. Cutler

Senior Vice President of Finance and Secretary