Form 10KSB
period 2003-03-31
SENTO CORP
filed 2003-06-30
CIK 4317

Use these links to rapidly review the document
TABLE OF CONTENTS

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒
Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2003 or

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

Common Stock, $.25 par value

        Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

        State Issuer's revenues for its most recent fiscal year: $17,495,882

        The aggregate market value of the Common Stock held by non-affiliates of the issuer, based upon the closing sale price of the Common Stock reported by the NASDAQ SmallCap Market on May 31, 2003, was approximately $3,560,749.

        The number of shares of Common Stock outstanding as of May 31, 2003 was 2,119,485

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Issuer's definitive proxy statement relating to its Annual Meeting of Shareholders are incorporated by reference in Items 9-12 and 15 of Part III of this report.

        Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

i

Statements contained in this Annual Report on Form 10-KSB that are not purely historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements involve various risks and uncertainties. Forward-looking statements contained in this Report include statements regarding the Company's plans to develop and deliver integrated information technology services, market opportunities and acceptance, expectations, goals, revenues, financial performance, strategies, mission and intentions for the future. Such forward-looking statements are included under Item 1. "Business," Item 2. "Properties" and Item 6. "Management's Discussion and Analysis or Plan of Operations." All forward-looking statements included in this Report are made as of the date hereof, based on information available to the Company as of such date, and the Company assumes no obligation to update any forward-looking statement. It is important to note that such statements may not prove to be accurate and that the Company's actual results and future events could differ materially from those anticipated in such statements. Among the factors that could cause actual results to differ materially from the Company's expectations are those described under Item 6. "Management's Discussion and Analysis or Plan of Operations—Risks Related to Existing and Proposed Sento Operations." All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section and other factors included elsewhere in this Report.

PART I

Item 1. Description of Business.

Overview

        Sento Corporation, Inc. ("Sento" or "Company") designs, implements, and manages high-tech solutions for customer acquisition, customer care, technical support, and help-desk functions. Using Sento's state-of-the-art Customer Choice® Platform and Customer Contact Solutions Centers, Sento provides domestic and international support services to Fortune 1000 companies, multinational companies, product manufacturers, and software publishing companies. Sento's proprietary customer relationship management ("CRM") software and other reporting and management tools, when integrated with multi-channel communications points such as telephone, internet, chat, email, call-back, and self help, provide leading edge solutions that help Sento's clients significantly reduce costs and improve customer satisfaction. By outsourcing customer care solutions to Sento, the Company's clients can focus on their core business, lower CRM costs, reduce headcount, eliminate unnecessary capital expenditures, and improve the experience for the customer.

        Sento believes that the principal factors motivating organizations to pursue outsourced customer contact center services are the desire to provide improved customer satisfaction, an effort to focus internal organizational resources on the organization's core competencies, reduce costs, a desire for increased efficiency, and a need for new and advanced technology. Organizations are finding it increasingly difficult and expensive to service all their needs in-house. As a result, "outsourcing" continues to gain favor across the business spectrum.

        Many organizations that currently support their customers in-house, whether in their core business or to facilitate business operations, currently outsource some or all of their customer contact needs. Business analysts believe that this trend will continue to grow as technology becomes more complex and client resources need to be allocated in the most cost-effective manner possible.

Background

        Sento was formed in 1986 as a value-added reseller ("VAR") and was formerly known as Spire Technologies, Inc. In 1996, Sento executed a share exchange with an existing public company. Sento is incorporated under the laws of the State of Utah. The Company's Common Stock is traded on the

NASDAQ Small Cap Market under the symbol "SNTO". Throughout this Report, the word "client" refers to entities the Company serves, and the word "customer" refers to customers of Sento's clients.

        In 1997 and 1998, Sento undertook a strategic transition to focus its efforts on customer contact solutions. Sento constructed a new generation customer contact facility ("Customer Contact Solutions Center" or "CCSC"). Subsequently, the Company has constructed an additional CCSC in Utah and two CCSCs in Wyoming, one of which the Company does not expect to utilize in the near term and which is currently available for sale or subletting. In addition, through strategic alliances, Sento has developed CCSCs in Belfast, Ireland, and Delhi, India.

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

Business Strategy

        Sento's business strategy is to design, develop, implement, and manage integrated customer contact solutions that enable its clients to effectively use leading-edge technology and diversified workforce management to improve their business operations and reduce their operating expenses while improving their overall customer satisfaction. Sento's business strategy is based on the following strategic initiatives:

        Diversified Workforce Management – Sento's solutions incorporate the ability to allow Sento's clients, partners and competitors serving the same client account to work from the same software platforms while having the data from disparate locations tracked and recorded by a central data source provided and maintained by Sento. In addition, Sento can provide Sento's clients access to offshore labor in India and Ireland with the ability for these labor alternatives to utilize the same software and tracking capabilities real time whether domestic or offshore. Sento's proprietary customer relationship management software ("Recite") gathers information from every phone call, chat, email and self-help transaction regardless of the service provider so long as all are connected to Sento's solution platform.

        Design, Develop, Implement, and Manage Leading Edge Customer Relationship Management and Contact Center Solutions – Sento develops strategies and implements customer contact solutions that can help its clients significantly drive service costs lower while increasing customer choices and satisfaction. Sento's business strategy employs a suite of options intended to allow its clients' customers to use a variety of contact points depending upon the customer's desire and choice at the time. In some cases, Sento has assisted its clients in moving expensive phone interactions to more cost-effective Web solutions while maintaining the same or higher levels of service. In other cases, when the client desires some level of telephone contact with its customers, Sento provides highly skilled and very personable phone agents to enhance both fee-based and free phone interactions. In most cases, Sento delivers a client selected solution using a combination of telephone and Web solutions.

        Intensive Knowledgebase Architecture, Management and Scoring – These innovative Web solutions are delivered through Sento's proprietary "Customer Choice® Platform", that allows customers access to highly effective self-help tools. If a particular issue is not resolved there, customers then proceed seamlessly to live chat, email, and other live Web services. Sento's unique CRM product records and delivers the customers' Web experience (i.e. the "click stream" and other important information) to the live agent. This information transfer allows the agent to know immediately where the customer has been on the Website and to speed to resolution whatever need the customer has. By constantly monitoring customer activity and analyzing positive behavior, Sento can effectively report and improve the overall customer experience. Sento's skill and experience in knowledgebase architecture and management allows its clients to deliver information to customers in an extremely timely and cost efficient fashion. These Sento tools are available to companies for a licensing fee, even if Sento is not providing domestic or offshore labor, using an application software provider (ASP) model.

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

        Capitalize on Technology – Sento's Customer Contact Solutions Centers, which incorporate diversified work force management and leading-edge solutions, are designed to enable clients to rapidly deploy and quickly capitalize on trends within their customer base. Sento currently owns and operates two Customer Contact Centers in Utah and has another in reserve in nearby Wyoming. In addition, Sento utilizes contact center resources in India and Ireland. The Company has adopted an approach to technology that combines traditional and proven call center infrastructure and systems with newer technologies such as voice over IP (VOIP) and hosted Portal Services. The melding of "cutting edge" technologies and proven systems provided by companies such as Nortel Networks, Cisco Systems, and AT&T enables Sento to provide high levels of economy and efficiency. Sento's technology policy requires that infrastructure be fully scalable, meet or exceed customer needs, and provide adequate redundancy.

        Sento's Customer Contact Solutions Centers go beyond a traditional telephone-centric customer support facility, incorporating increased customer contact points through nearly any media type, with intense focus on Internet interactions (e-mail, Web text chat, Internet calls, Web collaboration, Web callback interactions and co-browsing) as well as voice and fax communication, most with better efficiency than conventional telephone interactions. The increasing utility of the Internet and rising comfort and confidence of the consumer with the Internet are changing the manner in which businesses communicate and interact with their customers and Sento believes its Customer Choice® Platform and Customer Contact Solutions Centers position Sento to take advantage of these emerging opportunities.

Services

        Sento's integrated Customer Choice® Platform and customer contact solutions are designed to enable its clients to effectively use leading-edge technology to improve their business processes and operating results. Clients relying upon Sento to provide Customer Choice® Platform and customer contact solutions have realized significantly reduced costs associated with product/services support, while at the same time increasing customer satisfaction and brand loyalty. Sento achieves these results in several ways:

        Customer Choice® Platform – Sento provides to clients a highly robust hosted website on which client specific information is made available to client customers. This information allows those customers the option of answering questions and resolving problems without ever going to a live person for assistance. In addition, the Customer Choice® Platform directs customers to information related to live contact (voice, chat or email), if so desired by the customer, which allows the customer to make an informed choice as to the best possible live contact for him or her at the time. For the client, Sento tracks customer behavior while on the Portal and assists the client in serving customer service needs more cost-effectively and efficiently.

        Fee-Based Solutions – Sento provides its clients with a variety of fee-based options. By adopting the fee-based solution Sento's clients are charging customers for annual service contracts, multi-incident packets, single incidents, or even single minutes of support assistance. This solution allows Sento's client's customers the added ability to move to the front of the queue at those times when waiting for a free contact is not acceptable. While currently used in the telephone environment, fee-based services can apply to any type of contact, whether delivered by telephone, chat, email, self-help, or a combination of these. Fee-based services can be used to route and prioritize interactions, enabling clients to offer multi-tiered service plans (silver, gold, platinum). A dramatic and pragmatic use of fee-based services highlights the free contact points and helps move customers to self-help and chat, which are more effective and lower-cost alternatives.

        Sento currently bills its clients' customers directly using a credit card or 900-number billing (customers receive an invoice on their telephone bill). In the case of credit card billing, funds are deposited directly into the clients' merchant accounts. In some cases the revenue generated from these fee-based calls pays for a significant portion of the total cost of providing support.

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

        Most importantly, Sento's CRM tools allow its clients a view into the activities and behavior of their customers. These robust and rapidly deployable tools are less expensive to deploy than cumbersome data warehouse systems; they may however, be fully integrated into such systems for deeper analysis. The information gathered and reported using Sento's CRM tools enable Sento's clients to improve the overall customer experience and to offer products designed to fulfill their customers' needs and desires.

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

  Technical Support. Product support services are targeted towards OEMs, software publishers, hardware system manufacturers, and other entities requiring mid level to high-end technical services. These services, which are more technical in nature than helpdesk or customer support services, are designed to provide customers with immediate and efficient access to "best-of-class" product support. Sento also delivers comprehensive first-level support (support related to product installation, features and configuration) to end users and manufacturers, combining hardware and network support with application support for proprietary and off-the-shelf programs. Sento has a history of delivering these services at significantly lower average handle times than industry norms. Sento cost effectively delivers these services through self-service, free and fee-based phone, chat, and email.

        International Operations.    Sento and its clients mutually benefit by distributing some or all customer contacts to offshore locations. The Company operates in Ireland and India. These offshore locations successfully handle a mix of voice, chat, and email transactions. Other locations are currently under consideration. These international operations provide the Company's clients with more choices and greater control of their customer relationships. Management believes offshore contact sites also will help Sento to achieve levels of profitability that could be more difficult to realize in a large domestic urban area.

Significant Clients

        Four clients accounted for approximately 70% of the Company's revenues for the year ended March 31, 2003. These four clients accounted for approximately 27%, 20%, 12%, and 11%, respectively of revenues for fiscal 2003. For the year ended March 30, 2002, three clients accounted for approximately 60% of the Company's revenues. These three clients accounted for approximately 28%, 19%, and 13%, respectively of revenues for fiscal 2002. The largest of these clients terminated its relationship with Sento in April 2002. The loss of this client has had a significant adverse impact on Sento's operations, and will likely have a significant adverse impact on Sento's revenues and net income until this business is replaced.

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

Research and Development

        Sento competes in an industry that is characterized by rapid technological change. As the needs of Sento's clients change and evolve and as Internet and Web technologies proliferate, Sento expects to incur additional expense in the development of its improved Customer Choice® Platform, customer contact solutions tools and offerings and in the integration of Sento's technology with third party platforms and software. In maintaining its competitive edge in technology, Sento will also be dependent on the research and development efforts of other technology providers and partners.

Employees

        Sento maintains a staff of trained personnel to provide support to its clients. The Company enjoys a technically competent employee base, which it gains from being geographically situated within proximity of two major universities. Sento enhances employees' proficiency through the Company's sophisticated performance management system. Employees receive positive performance feedback on a daily basis and are given access to training programs including Microsoft Certified Software Engineer, Novell Certification, and operating systems including Windows, Unix, and Linux. Sento also maintains a highly proficient performance management team responsible for training and monitoring employees. Sento's rapidly expanding Customer Choice® Platform business has allowed the Company to reduce headcount from that of previous years. However, Sento's software engineer and web developer groups continue to be a major focus within the organization.

        As of May 31, 2003, Sento had approximately 230 total employees, of which approximately 220 were full-time employees and approximately 10 were part-time employees. Competition for qualified personnel in Sento's industry is intense. The future success and growth of Sento will depend in large measure upon its ability to attract and retain qualified management and technical personnel. There can be no assurance that Sento will be able to attract and maintain all personnel necessary for the development and operation of its business nor that it will be able to train its current employees on new developments in technology. If Sento fails to attract and retain key management and technical personnel, Sento's operations may be adversely impacted. None of Sento's employees is represented by a labor organization with respect to his or her employment with Sento. Sento has never had a work stoppage, and Sento considers its employee relations agreeable.

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

Item 2. Description of Property.

        Sento's headquarters and initial Customer Contact Solutions Center are located at 808 East Utah Valley Drive, American Fork, Utah. Sento leases approximately 40,000 square feet of space used for its administrative and customer contact solutions operations. The initial lease period will end in August 2005, and has a current monthly base rent of $36,824, subject to periodic adjustment. Sento's Evanston, Wyoming Customer Contact Solutions Center consists of approximately 33,000 square feet of leased space. The Evanston initial lease period will end in June 2005, and the monthly base rent is $9,625. Sento's second American Fork, Utah facility houses administrative offices and a Customer Contact Solutions Center, consisting of approximately 15,300 square feet. The initial lease for this facility will end in June 2005 and the monthly base rent is $17,876. Sento also has a Customer Contact Solutions Center located at Green River, Wyoming. The Green River facility is approximately 14,000 square feet of space with the option to add an additional 10,000 square feet at any point in the future. The lease commenced in July 2001with an initial term of seven years. The monthly base rent at the Green River facility is $11,920, which includes real estate taxes, insurance against loss, facility and property maintenance including electrical, plumbing, HVAC, and ordinary wear. The lessor assumes responsibility for janitorial services, snow, and trash removal.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

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

Quarter Ended	High	Low
March 31, 2003	$1.68	$1.15
December 31, 2002	$2.40	$1.57
September 28, 2002	$2.92	$2.00
June 29, 2002	$4.12	$2.88
March 30, 2002	$5.68	$2.88
December 29, 2001	$6.08	$4.12
September 29, 2001	$8.68	$5.08
June 30, 2001	$11.00	$6.60

        The Company did not pay or declare dividends on the Common Stock during the fiscal years ended March 31, 2003 and March 30, 2002. The Company currently anticipates that it will retain all available funds to finance its future growth and business expansion. The Company does not presently intend to pay cash dividends in the foreseeable future.

        As of May 31, 2003, the Company had 2,119,485 shares of Common Stock outstanding, held by 428 shareholders of record, which does not include shareholders whose shares are held in securities position listings.

Recent Sales of Unregistered Securities

        On April 15, 2003, Sento issued an aggregate of $1 million of convertible debentures to 38 purchasers. Each debenture accrues interest at the rate of 8% per year, is convertible into Sento's Common Stock at $1.75 per share, expires in three years, and has attached warrants with an exercise price of $2.25 to purchase one share of Common Stock for each $4 of debentures purchased. Those warrants expire on April 15, 2006. Each purchaser was an accredited investor and was provided with a private placement memorandum detailing Sento's business and financial information, including copies of Sento's Annual Report on Form 10-KSB for the fiscal year ended March 30, 2002 and Sento's Quarterly Reports on Form 10-QSB for the periods ending June 29, 2002, September 28, 2002, and December 31, 2002. Sento paid commissions of $46,960 to a placement agent in connection with the sale of the convertible debentures and issued a warrant to purchase 50,000 shares to a finder. Approximately 134,811 shares of Common Stock have been issued upon conversion of such debentures.

        The securities purchased in the above transactions were restricted securities taken for investment. Certificates for all shares issued in such transactions bore a restrictive legend conspicuously on their face and stop-transfer instructions were noted respecting such certificates on our stock transfer records. Each of the foregoing transactions was effected in reliance on the exemption from registration provided in Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D adopted thereunder as transactions not involving any public offering.

Item 6. Management's Discussion and Analysis or Plan of Operations.

Overview

        Sento Corporation provides the latest in Web-enabled CRM (Customer Relations Management) solutions for a diversified portfolio of organizations. These services include self-help, live chat, Web collaboration, email, and telephone. Utilizing a tested and proven technology set, Sento provides an enhanced customer experience at a significant cost reduction when compared to traditional models. Sento deploys a distributed workforce strategy and customer-centric applications to provide the best in customer care and support. Sento conducts its principal business through its wholly-owned subsidiary Sento Technical Services Corporation.

        Sento's management believes that a significant issue facing the Company is that of excess capacity caused by the loss of its largest customer in April of 2002. Although the Company has been successful in replacing a portion of the revenue lost, the loss of Sento's largest customer has continued to have a substantial adverse effect on the Company's revenues and has left the Company with excess capacity to service additional call volume that the Company has not filled as of this time.

Critical Accounting Policies

        Sento's significant accounting policies are described in Note 2 to Sento's Consolidated Financial Statements. Those financial statements were prepared in accordance with accounting principles generally accepted in the United States. Included within these policies are the Company's "critical accounting policies." Critical accounting policies are those policies that are most important to the preparation of the Company's consolidated financial statements and require management's subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain. The Company's critical accounting policies relate to revenue recognition, credit risk and stock-based compensation. The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties, and as a result, actual results could differ materially from these estimates.

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

        Credit Risk.    In the normal course of business, the Company provides unsecured credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses. Except for the significant losses incurred during the fourth quarter of fiscal 2001, the Company's credit losses have generally been within management's expectations. However, there can be no assurance that the Company's future credit losses will be within management's expectations. In addition, the Company's revenues and accounts receivable are concentrated in a relatively few number of customers. A significant change in the liquidity or financial position of any one of these customers or a further deterioration in the economic environment, in general, could have an adverse impact on the collectability of the Company's accounts receivable and the Company's future operating results.

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

Results of Operations

Fiscal 2003 compared to Fiscal 2002

        Revenues.    Revenues decreased $5,551,000 or 24%, from $23,047,000 for the fiscal year ended March 30, 2002 to $17,496,000 for the fiscal year ended March 31, 2003. The primary contributors to the reduction in revenue were a reduction in volume from a significant customer in the amount of $2,489,000 for the fiscal year ended March 31, 2003 when compared to the fiscal year ended March 30, 2002, and the loss of the Company's largest revenue generating client, a major computer OEM, which asked Sento toward the end of calendar 2001 for a reduction in rates of more than 30%. This client accounted for $6,403,000 or 28%, of revenues for the fiscal year ended March 30, 2002 and $141,000 or 1% of revenue during the fiscal year ended March 31, 2003. Sento declined the client's requested rate reduction, as did eight other outsource centers that are competitors of Sento, who also were supplying outsourced call center services to this client. To accept the lower rate would have put the Company into a loss position with this client, although the revenue would have covered some fixed overhead costs. The Company was able to replace approximately $3,200,000 of the lost revenue discussed above with increased revenue from existing customers and revenue from new customers during the fiscal year ended March 31, 2003. However, the loss of this large customer will likely continue to have a significant adverse impact on the Company's revenues and operating results until the business is replaced.

        Currently, the Company has excess capacity available to service additional call volume, particularly in its Evanston, Wyoming facility. This capacity was built to accommodate the needs of the Company's then existing clients and in anticipation of additional demand for the Company's services. However, with the current economic conditions, it is difficult to predict the Company's ability to fill this excess capacity with new business in the future. In the event that the Company is unable to fill the unutilized capacity in the Evanston, Wyoming facility, it may have to record an impairment charge relating to its assets at that facility.

        Cost of Sales.    Cost of sales decreased 18%, or $3,631,000 from $20,330,000 for the fiscal year ended March 30, 2002 to $16,699,000 for the fiscal year ended March 31, 2003. This decrease in cost of sales was principally attributable to decreased customer support call volume and a shift from traditional call center support to Customer Choice® Platform support, which has a lower cost. Gross profit as a percentage of revenues decreased by 7 percentage points, from 12% of revenues during the fiscal year ended March 30, 2002 to 5% of revenues for the fiscal year ended March 31, 2003. The decrease in gross margin was primarily due to the Company's excess capacity and the failure to generate sufficient revenue to cover the Company's fixed costs.

        The Company anticipates improving call volume during the year ending March 31, 2004. However, actual call volumes will be subject to a number of factors beyond Sento's control, including general economic and industry conditions. An increase in call volumes, if achieved, would result in higher coverage of overhead and fixed costs, which would likely result in improved gross margin percentages.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by 25%, or $492,000 from $1,939,000 for the fiscal year ended March 30, 2002 to $2,431,000 for the fiscal year ended March 31, 2003. This increase was primarily due to increased marketing efforts and increased expenses associated with the Company's reverse stock split. Management anticipates that selling, general and administrative expenses will increase in future periods as a result of increased selling efforts to improve revenues.

        Interest income.    Interest income decreased $67,000 or 62% from $108,000 during the fiscal year ended March 30, 2002 to $41,000 during the fiscal year ended March 31, 2003. The primary reasons for the decrease are a decline in interest rates and a reduction in the Company's interest bearing account balances. During fiscal 2003, the Company liquidated its short-term investments.

        Other expense, net.    Other expense increased by $103,000 from $36,000 during the fiscal year ended March 30, 2002 to $139,000 during the fiscal year ended March 31, 2003. A significant factor in the increased expense was an increase in loan costs from loan amendments that were executed to provide interim financing until the Company was able to complete its refinancing of debentures and bank line of credit in April 2003.

Liquidity and Capital Resources

        Cash and short-term investment balances increased 31%, or $607,000, from $1,976,000 at March 30, 2002 to $2,583,000 at March 31, 2003. The primary reasons for the increase in cash and short-term investments, despite the Company's $2,111,000 net loss for the year ended March 31, 2003, was the add-back of non-cash expense items such as depreciation included in the net loss and the collection of accounts receivable. Due, in part, to the accelerated collection of accounts receivable, as well as the decline in revenues for the year ended March 31, 2003, accounts receivable declined 19%, or $665,000, from $3,514,000 at March 30, 2002 to $2,849,000 at March 31, 2003, and working capital decreased 35%, or $569,000, to $1,069,000 at March 31, 2003 from $1,638,000 at March 30, 2002.

        The Company has contractual obligations, including debt agreements and leases that will require the use of substantial amounts of cash. The following table sets forth the Company's contractual obligations as of March 31, 2003:

Contractual Obligations:

	Payments Due by Period
	Under 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Outstanding Credit Line	$304,000	$—	$—	$—	$304,000
Long Term Debt (principal only) (1)	682,000	432,000	—	—	1,114,000
8% Convertible Debentures (2) (principal only)	84,000	1,203,000	—	—	1,287,000
Capital Leases	326,000	498,000	—	—	824,000
Operating Leases	915,000	1,419,000	286,000	36,000	2,656,000

Total Contractual Cash Obligations	$2,311,000	$3,552,000	$286,000	$36,000	$6,185,000

(1)
The Company's long-term debt carries interest rates of 6% to 8%.

(2)
Assumes debentures, due in April 2006, will not be converted into shares of Sento's Common Stock.

        In addition to the above contractual obligations, the Company is contingently liable for an equipment lease that was assumed by Echopass Corporation. The total amount of monthly payments due under this lease through April 2004 is $101,000. The total amount of monthly payments due thereafter under this lease is $18,000.

        At present, management believes the Company is able to meet its current obligations for operations as they come due.

        Historically the Company's primary sources of liquidity have been cash received from sales of assets and cash provided through private sales of equity and debt, as well as borrowings under a bank line of credit. During the three years ended March 31, 2003, liquidity and cash were also provided by positive cash flow from operations. In addition, the Company has financed some of the equipment utilized in its business through long-term leasing and loan arrangements. However, leasing and other finance companies have become much more restrictive in providing financing because of the economic downturn, making it more difficult for the Company to obtain equipment financing. The growth of the Company has consumed substantial amounts of cash, and the Company may be required to obtain additional financing to sustain current operations. In the event the Company is not able to find additional sources of funding and enter into financing transactions on reasonable terms, its ability to sustain current operations will be limited, or it may be forced to reduce or suspend its operations. There can be no assurance that the Company will be able to obtain necessary capital funding on terms favorable to the Company, if at all.

Recently Issued Accounting Pronouncements

        In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 replaces Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after September 30, 2002, with early application encouraged. Management believes there will be no current impact to the financial statements from adoption of this statement.

        In November 2002, the FASB issued FASB Interpretation (FIN) NO. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of others. FIN No. 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. The disclosure provisions of FIN No. 45 are effective for financial statements of annual periods that end after December 15, 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 15, 2002. The adoption of the recognition and measurement of FIN No. 45 are not expected to have a material impact on the results of operations and financial position.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-based Compensation-Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation, SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosure in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company has adopted SFAS No. 148 for disclosure purposes only.

Risks Related to Existing and Proposed Sento Operations

        In addition to other information in this Report, the following are important factors that should be considered carefully in evaluating the Company and its business.

        Volatile Economic Conditions Have Affected and Will Likely Continue to Affect Sento's Operations and Financial Results.    Volatile economic conditions have adversely affected the Company's operations and financial results. The slowing economy has resulted in increased pricing pressures and lower call volumes from existing clients, and may have limited the Company's ability to attract new clients. These factors have contributed to a decline in the Company's revenues and net income and have resulted in the Company's excess capacity to service call volumes. A substantial percentage of the Company's expenses is attributable to labor costs associated with staffing Customer Contact Solutions Centers, which the Company may not be able to reduce on short notice in order to compensate for unexpected shortfalls in call volumes. The Company cannot forecast future fluctuations in economic conditions, and its operations and financial results may be materially and adversely affected by continued economic volatility.

        Dependence on Key Clients.    Four clients accounted for approximately 70% of the Company's revenues for the year ended March 31, 2003. These four clients accounted for approximately 27%, 20%, 12%, and 11%, respectively of revenues for fiscal 2003. For the year ended March 30, 2002, three clients accounted for approximately 60% of the Company's revenues. These three clients accounted for approximately 28%, 19%, and 13%, respectively of revenues for fiscal 2002. The largest of these clients terminated its relationship with the Company in April 2002. The loss of this client has had a significant adverse impact on the Company's operations, and will likely have a significant adverse impact on the Company's revenues and net income until this business is replaced.

        Consistent with industry standards, the Company's contracts are generally cancelable by the client on short-term notice. The Company's loss of a significant amount of business with any of its key clients could have, and the loss of a substantial amount of business with any of its largest existing technical support clients would have, a material adverse effect on the Company's business, financial condition, and results of operations. In addition, the Company's future revenue growth is dependent upon its ability to attract and retain new clients.

        Liquidity and Capital Resources.    At March 31, 2003, the Company had working capital of $1,069,000 (representing a decline of 35% from March 30, 2002) and a cash and short-term investment balance of $2,583,000 (representing an increase of 31% from March 30, 2002). Future growth, particularly growth in excess of planned growth, will depend on the Company's ability to obtain financing. The historic growth rate of the Company's Customer Contact Solutions operations (most of which was in the United States) has consumed substantial amounts of cash. The Company anticipates that future growth of its operations in the United States can be supported with moderate capital investment by reconfiguring the existing space. This reconfiguration will allow for approximately 350 additional seats without the need for additional real estate. It should be noted that there is very little capital spending required for growth using offshore partners. The Company may be required to pursue additional funding opportunities to sustain its current operations. In the event the Company is not able to find such additional sources of funding, its ability to sustain current operations may be limited, or it may be forced to reduce or suspend its operations. There can be no assurance that the Company will be able to obtain necessary capital funding on terms favorable to the Company, if at all.

        Credit Risk.    In the normal course of business, the Company provides unsecured credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses. Except for the significant losses incurred during the fourth quarter of fiscal 2001, the Company's credit losses have generally been within management's expectations. However, there can be no assurance that the Company's future credit losses will be within management's expectations. In addition, the Company's revenues and accounts receivable are concentrated in a relatively few number of customers. A significant change in the liquidity or financial position of any one of these customers or a further deterioration in the economic environment, in general, could have an adverse impact on the collectability of the Company's accounts receivable and the Company's future operating results.

        Risks of Growth Strategy.    The Company's business strategy is premised, in part, upon expansion of its operations. Substantial risks accompany the Company's growth plans. For example, the Company's growth plans are dependent upon its ability to attract and retain new clients and additional business from existing clients. The Company's failure to attract and retain new clients and additional business from existing clients, or the loss of existing clients, will not only prevent the implementation of its business strategy, but may continue the current circumstance of excess personnel and physical facilities, which would have a negative impact on the Company's results of operations and financial condition.

        The Company's growth plans are also subject to fluctuations in technology and industry standards, changes in customer requirements and preferences and general economic conditions, among other factors. Many of these factors are beyond the Company's control. If the Company is incorrect in its assessment of the feasibility of its growth plans, or if circumstances change in a way that the Company did not foresee or anticipate, the Company may not be able to grow as planned or its growth strategy may have an adverse effect on its business operations and financial condition.

        Reliance on a Software Company for Chat and Email applications.    The Company contracts with a software company to provide chat and email tools used with the Company's CRM software, reporting and management services. If this software company fails in its business efforts, the Company may be required to identify and retain one or more alternate third-party providers of such services and could experience service delays, interruptions or cancellations.

        Changing Needs of the Customer Contact Service Market.    The customer contact service industry is characterized by rapid technological change, changes in customer requirements and preferences, and the emergence of new industry standards and practices that could render the Company's existing and proposed products, services, technology and systems obsolete. To remain competitive, the Company must continually improve the performance, features, and reliability of its products and services, including its existing customer contact service applications, and develop new products and services that address the increasingly sophisticated and varied needs of its prospective clients. If the Company cannot adapt or respond in a cost-effective and timely manner to changing industry standards, market conditions, or client's requirements, its business and operating results would suffer and could negatively impact the Company's financial condition.

        The Company's success may also depend in part on its ability to develop solutions that keep pace with continuing changes in information technology, evolving industry standards, and changing client requirements. There can be no assurance that the Company will be successful in adequately addressing these developments on a timely basis or that, if these developments are addressed, the Company will be successful in the marketplace. In addition, there can be no assurance that products or technologies developed by others will not render the Company's services non-competitive or obsolete. The Company's failure to address these developments could have a material adverse effect on its business and financial condition.

        Competition.    The market for customer contact services is highly fragmented and very competitive. The customer contact services industry, however, has begun to experience a degree of consolidation, and the existence of major customer contact center companies has resulted in an additional level of competition from service providers that have greater name recognition, larger installed customer bases, and significantly greater financial, technical, and marketing resources than the Company. Over the past several years, a number of existing companies have enjoyed increasing success and rapid internal growth. Several of these companies have been active in acquiring smaller regional customer contact services companies and are becoming major competitors with a measurable share of this rapidly expanding market. Also, many major companies provide their own in-house customer care support and customer training.

        The Company cannot provide any assurance that better and more efficient services will not be provided by new or existing customer contact service providers in competition with the Company. The services provided by such competitors may be more effective or less expensive than those provided by the Company. There can be no assurance that the Company will improve, refine or enhance the services it provides.

        Competition in Customer Contact Services Market.    The customer contact services market is relatively new and intensely competitive. There are no substantial barriers to entry, and established or new entities may enter this market in the near future. Furthermore, established enterprise software companies, including IBM, Hewlett-Packard Company, Microsoft Corporation, and similar companies, may leverage their existing relationships and capabilities to offer customer service applications. The Company was a relatively early entrant in the customer self-services and chat markets. Any delays in market acceptance of internet customer contact service applications in general, or the Company's proposed products and services in particular, would likely harm the Company's competitive position. Delays would allow the Company's competitors additional time to improve their service or product offerings, and also provide time for new competitors to develop e-business customer service applications and solicit prospective clients within the Company's target markets. Increased competition could result in additional pricing pressures, reduced operating margins and loss of market share.

        Risk of Emergency Interruption of Customer Contact Solutions Center Operations.    The Company's business depends to a large extent on computer and telecommunications equipment and software systems (both equipment and systems maintained by the Company and equipment and systems maintained by third parties). The Company cannot provide any assurance that natural disaster, human error, equipment malfunction or inadequacy, or other events would not result in a prolonged interruption in the Company's ability to provide support services to its clients. The temporary or permanent loss of computer or telephone equipment or systems, through casualty, operating malfunction or otherwise, could have a material adverse effect on the Company. Property and business interruption insurance may not be adequate to compensate the Company for all losses that it may incur.

        Attracting, Training, and Retaining Quality Management and Employees.    The Company's success will depend, in large part, on its ability to attract, retain and train highly qualified technical, managerial and marketing personnel with the required expertise. The Company has not entered into employment agreements that require the services of any of its key managerial or technical personnel to remain with the Company for any specified period of time. There can be no assurance that the Company will be able to attract and maintain the personnel necessary for the development and operation of its business or that it will be able to train its current employees on new developments in technology. Specifically, the loss of any key personnel or an inability to attract, retain, train or motivate qualified personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

        In addition, the Company's total employee count has fluctuated from approximately 585 as of March 31, 2000 to a high of approximately 953 as of December 31, 2000, and has decreased to approximately 230 as of May 31, 2003. The support required for one of the Company's largest clients is seasonal. There is, therefore, a necessity for very rapid increases in employees and subsequent decreases in the number of employees as the requirements for support change. The Company cannot provide any assurance that its current management team can successfully manage the Company's rapidly evolving business, and any failure to do so could have a material adverse effect upon the Company's operating results.

        During the time period beginning July 2000 and continuing to date, the Company has partnered and continues to partner with offshore entities that supply Customer Contact Center services on a contract basis to the Company. Currently there are approximately 186 agents in these offshore contracted Customer Contact Centers. Managing the quality of services rendered to the Company's clients is further complicated by the remote location and language and cultural differences of agents supplying these services, and there can be no assurance that the Company can adequately manage these remote agents. The lack of proper management of these offshore agents or the delivery of low-quality services by such agents could have a material adverse effect upon the Company's operating results.

        Dependence on Industry Trend to Outsource Services.    The Company's business depends in large part on the trend within the IT industry to outsource certain services. The Company cannot provide any assurance that this trend will continue or that, if the trend continues, it will continue at the same rate of growth. The failure of this trend to continue could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

        In particular, the Company's quarterly revenues from its Customer Contact Solutions Center operations are potentially volatile. Such revenues are principally a function of the number of support requests received by the Company, and the time spent on such requests. Consequently, the Company's profitability may be adversely affected if the Company receives fewer support requests than anticipated or the time spent in resolving inquiries is greater than anticipated.

        For the reasons identified above, management believes that period-to-period comparisons of the Company's results of operations may not be meaningful and that no one should rely upon them as an indication of future performance. Furthermore, the Company cannot provide any assurance that it will be able to achieve or sustain profitability on a quarterly basis.

        Volatility of Stock Price.    The trading price of the Company's Common Stock has fluctuated widely in response to variations in quarterly operating results, announcements by the Company or its competitors, industry trends, general economic conditions or other events or factors. Such fluctuations, as well as fluctuations in the trading volume of the Common Stock, may continue in the future. Regardless of the general outlook for the Company's business, the announcement of quarterly operating results below analyst and investor expectations could have a material and adverse effect on the market price of the Common Stock.

        The Company received a de-listing notice from Nasdaq on September 17, 2002, due to the bid for the Company's Common Stock being below $1.00, the minimum bid price for continued listing on the Nasdaq Small Cap Market. However, the Company was able to obtain an extension after a hearing before a Nasdaq Listing Qualification Panel that was held on October 24, 2002. In addition, the Company's shareholders voted in favor of amending the Company's amended and restated articles of incorporation to effect a one-for-four reverse split of the outstanding shares of the Company's Common Stock. The reverse split became effective November 25, 2002 and the bid for the Company's Common Stock has remained above $1.00 since that time.

        The Company values its listing on the Small Cap Market, and will seek to remain in compliance with the applicable listing qualification standards; however, the price of the Common Stock is determined by a number of factors, including general economic and market conditions, industry trends and public perception, many of which are beyond the Company's control. If the bid price for the Common Stock does not remain above $1.00 on a consistent basis, the Company may lose its listing privileges on the Nasdaq Small Cap Market, and may be forced to find another forum for trading of its Common Stock.

        Anti-Takeover Considerations.    The Company's Articles of Incorporation and Bylaws, the Utah Revised Business Corporation Act, and the Utah Control Shares Acquisition Act each contain certain provisions that may have the effect of inhibiting a non-negotiated merger or other business combination. The Company's Articles of Incorporation grant to the Board of Directors the authority, without further action by the Company's shareholders, to fix the rights and preferences of, and issue shares of preferred stock. These provisions may deter hostile takeovers or delay or prevent changes in control of the Company or changes in the Company's management, including transactions in which shareholders might otherwise receive a premium for their shares over the then-current market prices. In addition, these provisions may limit the ability of shareholders to approve transactions that they may deem to be in their best interests.

        Common Stock Eligible for Future Sale.    Sales of substantial amounts of the Common Stock or the perception that such sales could occur, could have a negative impact on the prevailing market prices for the Common Stock. As of May 31, 2003, the Company had 2,119,485 shares of Common Stock outstanding, substantially all of which were eligible as of such date under applicable securities laws for immediate sale in the public market without restriction, except for any shares purchased by any "affiliate" of the Company (as that term is defined under the rules and regulations of the Securities Act) which will be subject to the resale limitations of Rule 144 under the Securities Act or any successor rule ("Rule 144").

        Dividends.    Dividends are payable on the Common Stock when, as and if declared by the Company's Board of Directors. No dividend has been declared or paid on the Common Stock to date. At present the Company intends to retain any future earnings for use in its business and therefore does not anticipate paying any dividends on the Common Stock in the foreseeable future.

Item 7. Financial Statements.

        The financial statement information required by Item 7 is included on pages F-1 to F-19.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None

PART III

Items 9, 10, 11 and 12

        These items are incorporated by reference to the Company's definitive proxy statement relating to the Company's 2003 Annual Meeting of Shareholders.

Item 13. Exhibits and Reports on Form 8-K.

  (a)
  EXHIBITS

Number	Description	Incorporated by Reference	Filed Herewith
3.1	Articles of Incorporation, as amended	(1)
3.2	Articles of Amendment of the Articles of Incorporation of Sento Corporation	(2)
3.3	Bylaws	(3)
10.1	Sento Corporation 1999 Omnibus Stock Incentive Plan	(4)
10.2	Sento Corporation 1996 Employee Stock Purchase Plan (Amended and Restated)	(4)
10.3	Form of Warrant	(4)
10.4	Silicon Valley Bank Amended and Restated Loan and Security Agreement, dated as of April 28, 2000.	(4)
10.5	Form of 7% Convertible Subordinated Debentures	(4)
10.6	Lease Agreement, dated January 1, 2000, between the Company and K.E.B. Enterprises LP	(4)
10.7	Lease Agreement, dated May 24, 2000, between the Company and Abinadi, Inc.	(4)
10.8	Business Lease with Wyoming Financial Properties Inc.	(5)
10.9	Loan agreement between Sento Corporation and Wyoming Industrial Development Corporation dated January 12, 2000.	(6)
10.10	Modification of promissory note with a blended rate (USDA Loan Identification No. 59-021-087028497) dated April 9, 2001.	(6)
10.11	U.S. Small Business Administration Note (SBA loan No. GP-452368 40 08-CAS) dated June 4, 2001	(6)
10.12	Modification of Promissory Note with a Blended Rate (SBA loan No. GP-452368 40 08-CAS) dated March 28, 2002	(7)
10.13	Equipment Lease with NTFC Capital Corporation	(7)
10.14	Lease agreement between the Company and Pracvest LLC	(8)
10.15	Loan and security agreement between the Company and Silicon Valley Bank dated April 15, 2003		(9)
10.16	Warrant to Purchase Stock issued to Silicon Valley Bank dated April 15, 2003		(9)
10.17	Form of 8% Convertible Subordinated Debentures		(9)
10.18	Form of Warrant to purchase shares of Common Stock		(9)
10.19	Equipment lease with General Electric Capital Corporation dated April 30, 2002		(9)

10.20	First Amendment to Sento Corporation 1999 Omnibus Stock Incentive Plan	(9)
21	Subsidiaries of the Registrant	(9)
23	Consent of Ernst & Young LLP	(9)
99.1	Certification of the Company's Chief Executive Officer	(9)
99.2	Certification of the Company's Principal Financial Officer	(9)

(1)
Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999, filed with the Commission on June 29, 1999.

(2)
Incorporated by reference to Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 2002, filed with the Commission on February 13, 2003.

(3)
Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended April 30, 1996, filed with the Commission on July 29, 1996, as amended by Form 10-KSB/A filed with the Commission on August 1, 1996.

(4)
Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended March 31, 2000, filed with the Commission on June 16, 2000.

(5)
Incorporated by reference to Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 2000, filed with the Commission on February 12, 2001.

(6)
Incorporated by reference to Quarterly Report on Form 10-QSB for the fiscal quarter ended September 29, 2001.

(7)
Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended March 30, 2002, filed with the Commission on June 28, 2002.

(8)
Incorporated by reference to Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 1998, filed with the Commission on February 5, 1999.

(9)
Filed herewith and attached to this Form 10-KSB.

(b)
REPORTS ON FORM 8-K
Sento's Current Report on Form 8-K filed on April 25, 2003.

Item 14. Controls and Procedures.

        Within the 90 days prior to the date of filing this Annual Report on Form 10-KSB, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Senior Vice President of Finance, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14). Based upon the evaluation, the Company's management, including the Chief Executive Officer and Senior Vice President of Finance, concluded that, as of the date of that evaluation, the disclosure controls and procedures were effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. Subsequent to the date of that evaluation, there have been no significant changes in the internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

Item 15. Principal Accountant Fees & Services.

        This item is incorporated by reference to the Company's definitive proxy statement relating to the Company's 2003 Annual Meeting of Shareholders.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 26, 2003.

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

CERTIFICATIONS *

I, Patrick F. O'Neal, certify that:

        1.     I have reviewed this annual report on Form 10-KSB of Sento Corporation;

        2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.     The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.     The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.     The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 26, 2003

/s/ PATRICK F. O'NEAL Patrick F. O'Neal President and Chief Executive Officer

I, Stanley J. Cutler, certify that:

        1.     I have reviewed this annual report on Form 10-KSB of Sento Corporation;

        2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.     The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.     The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.     The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 26, 2003

/s/ STANLEY J. CUTLER Stanley J. Cutler Senior Vice President of Finance and Secretary

Report of Independent Auditors

The Board of Directors and Shareholders
Sento Corporation and Subsidiary

        We have audited the accompanying consolidated balance sheets of Sento Corporation and subsidiary as of March 31, 2003 and March 30, 2002, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sento Corporation and subsidiary at March 31, 2003 and March 30, 2002, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

April 23, 2003

Sento Corporation and Subsidiary

Consolidated Balance Sheets

	March 31 2003	March 30 2002
Assets
Current assets:
Cash and cash equivalents	$2,583,337	$1,047,731
Short-term investments	—	928,522
Accounts receivable, less allowance for doubtful accounts of $77,000 in 2003 and $120,000 in 2002	2,848,863	3,514,487
Prepaid expenses	167,466	634,700
Other current assets	52,625	156,052

Total current assets	5,652,291	6,281,492
Property and equipment, net	4,130,921	5,226,257
Other assets	321,521	124,293

Total assets	$10,104,733	$11,632,042

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,728,768	$1,230,108
Accrued salaries and payroll taxes	460,769	464,219
Accrued liabilities	788,969	383,073
Deposits on 2003 debenture offering	225,000	—
Line of credit	304,492	—
Current portion of long-term debt and capital leases	944,499	1,117,838
Current portion of convertible debt	84,179	1,197,442
Deferred revenue and customer deposits	46,453	250,668

Total current liabilities	4,583,129	4,643,348
Long-term debt and capital leases, net of current portion	888,825	1,504,839
Convertible debt, net of current portion	1,202,821	—

Total long-term liabilities	2,091,646	1,504,839
Commitments and contingencies
Stockholders' equity:
Common stock, $.25 par value, 50,000,000 shares authorized; issued and outstanding 2,099,810 in 2003 and 2,093,193 in 2002	524,953	523,298
Additional paid-in capital	11,919,653	11,892,629
Accumulated other comprehensive loss	—	(28,772)
Accumulated deficit	(9,014,648)	(6,903,300)

Total stockholders' equity	3,429,958	5,483,855

Total liabilities and stockholders' equity	$10,104,733	$11,632,042

See accompanying notes.

Sento Corporation and Subsidiary

Consolidated Statements of Operations

	Year Ended
	March 31 2003	March 30 2002
Revenue, net	$17,495,882	$23,047,337
Cost of sales	16,699,235	20,329,561

Gross profit	796,647	2,717,776
Selling, general, and administrative expenses	2,430,973	1,938,999

Income (loss) from operations	(1,634,326)	778,777
Interest income	41,132	107,931
Interest expense	(378,875)	(392,882)
Other expense, net	(139,279)	(35,856)

Income (loss) from continuing operations	(2,111,348)	457,970
Gain on disposal of discontinued operations	—	102,786

Net income (loss)	$(2,111,348)	$560,756

Income (loss) per share — basic
Continuing operations	$(1.01)	$0.22
Discontinued operations	—	0.05

Net income (loss)	$(1.01)	$0.27

Income (loss) per share — diluted
Continuing operations	$(1.01)	$0.22
Discontinued operations	—	0.05

Net income (loss)	$(1.01)	$0.27

See accompanying notes.

Sento Corporation and Subsidiary

Consolidated Statement of Stockholders' Equity and Comprehensive Income (Loss)

	Common Stock					Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit		Total Stockholders' Equity
	Shares	Amount
Balances at March 31, 2001	2,131,071	$532,768	$12,280,360	$(31,165)	$(7,464,056)	$—	$5,317,907
Purchase and cancellation of common stock	(44,550)	(11,138)	(406,161)	—	—	—	(417,299)
Revaluation of warrants issued for services	—	—	(11,938)	—	—	—	(11,938)
Amortization of deferred compensation	—	—	—	31,165	—	—	31,165
Exercise of stock options	1,198	300	8,086	—	—	—	8,386
Employee stock purchases	5,474	1,368	22,282	—	—	—	23,650
Comprehensive income:
Net income	—	—	—	—	560,756	—	560,756
Unrealized losses on securities	—	—	—	—	—	(28,772)	(28,772)

Net comprehensive income	—	—	—	—	—	—	531,984

Balances at March 30, 2002	2,093,193	523,298	11,892,629	—	(6,903,300)	(28,772)	5,483,855
Revaluation of warrants issued for services	—	—	7,131	—	—	—	7,131
Purchase and cancellation of fractional shares	(161)	(40)	(311)	—	—	—	(351)
Employee stock purchases	6,778	1,695	20,204	—	—	—	21,899
Comprehensive loss:
Net loss	—	—	—	—	(2,111,348)	—	(2,111,348)
Change in unrealized losses on securities	—	—	—	—	—	28,772	28,772

Net comprehensive loss	—	—	—	—	—	—	(2,082,576)

Balances at March 31, 2003	2,099,810	$524,953	$11,919,653	$—	$(9,014,648)	$—	$3,429,958

See accompanying notes.

Sento Corporation and Subsidiary

Consolidated Statements of Cash Flows

	Year Ended
	March 31 2003	March 30 2002
Cash flows from operating activities:
Net income (loss)	$(2,111,348)	$560,756
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on disposal of discontinued operations	—	(102,786)
Depreciation and amortization	1,797,883	1,640,059
Amortization of deferred compensation	—	31,165
Provision for losses on accounts receivable	49,000	135,969
Loss on sale of short term investments	11,618	—
Net loss on disposal of assets	82,392	—
Revaluation of warrants issued for services	7,131	(11,938)
Accretion on debenture for warrant	63,361	76,212
Changes in operating assets and liabilities:
Accounts receivable	616,624	758,392
Prepaid expenses and other assets	287,146	(654,863)
Accounts payable	498,660	(187,040)
Accrued liabilities	402,446	(941,034)
Deferred revenue and customer deposits	(204,215)	30,910

Net cash provided by operating activities	1,500,698	1,335,802
Cash flows from investing activities:
Capital expenditures	(295,038)	(2,457,652)
Proceeds from sale of assets	37,934	29,673
Principal payments received on note receivable	15,937	8,589
Proceeds from sale of short-term investments	965,238	—
Purchase of short-term investments	(19,562)	(957,294)

Net cash provided by (used in) investing activities	704,509	(3,376,684)
Cash flows from financing activities:
Proceeds from issuance of long-term debt and line of credit	304,492	886,778
Proceeds received from debenture offering	225,000	—
Principal payments on long-term debt, capital leases, and credit line	(1,220,641)	(988,642)
Proceeds from exercise of stock options	—	8,386
Proceeds from employee stock purchase plan	21,899	23,650
Repurchase of fractional shares	(351)	—
Repurchase of common stock	—	(417,299)

Net cash used in financing activities	(669,601)	(487,127)
Net (decrease) increase in cash and cash equivalents	1,535,606	(2,528,009)
Cash and cash equivalents at beginning of year	1,047,731	3,575,740

Cash and cash equivalents at end of year	$2,583,337	$1,047,731

See accompanying notes.

Sento Corporation and Subsidiary

Supplement to Consolidated Statements of Cash Flows

	Year Ended
	March 31 2003	March 30 2002
Supplemental disclosures of cash flow information
Cash paid for:
Interest	$312,101	$319,724
Supplemental disclosures of noncash investing and financing activities:
Assets acquired under capital lease	$431,288	$531,906
Capitalized cost of software developed for internal use	—	41,344
Note received on sale of equipment	—	50,000
Net loss on disposal of equipment charged against accrued loss from disposal of business segment	—	10,699
Cancellation of treasury shares	—	417,299

See accompanying notes.

Sento Corporation and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2003

1. Description of Business

        Sento Corporation provides the latest in Web-enabled CRM (Customer Relations Management) solutions for a diversified portfolio of organizations. These services include self-help, live chat, Web collaboration, email, and telephone. Sento deploys a distributed workforce strategy and customer-centric applications to provide customer care and support. Sento conducts its principal business through its wholly-owned subsidiary Sento Technical Services Corporation.

        In May 2001, the Company's management and Board of Directors reached a decision to discontinue the Company's Training Division segment. The results of operations for the Training Division have been reflected as a discontinued operation in the accompanying financial statements (see Note 4).

2. Significant Accounting Policies

Principles of Consolidation

        The accompanying financial statements include the consolidated financial statements of Sento and its wholly-owned subsidiary (collectively, the Company). All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

        The Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.

Short-term investments

        The Company classifies all of its short-term investments as available-for-sale securities. Such short-term investments consist of corporate bonds and an adjustable rate government income fund (mutual fund) which are stated at market value, with unrealized gains and losses on such securities reflected as other comprehensive income (loss) in stockholders' equity. Realized gains and losses on short-term investments are included in earnings and are derived using the specific identification method for determining the cost of securities. All securities available for sale at March 30, 2002 were sold during fiscal 2003. The Company has no short-term investments as of March 31, 2003.

Revenue Recognition

        Revenue generally is recognized when persuasive evidence of an arrangement exists, delivery of services has occurred, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured.

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

Research and Development

        Research and development costs are expensed as incurred. In accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalized approximately $41,000 of such costs in fiscal 2002 associated with major enhancements to its technology. No such costs were capitalized during fiscal 2003.

Common Stock

        On November 14, 2002, the shareholders of the Company's common stock approved a one-for-four reverse split of the Company's common stock. The record date of the reverse split was November 25, 2002. All references to common stock, additional paid in capital, accumulated deficit, common shares outstanding, average number of common stock shares outstanding, stock options, warrants to purchase common stock and per share amounts in these consolidated financial statements and notes to consolidated financial statements prior to the record date of the reverse stock split have been restated to reflect the reverse stock split on a retroactive basis.

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

Net Income (Loss) Per Common Share (continued)

        The following table sets forth the calculation of basic and diluted net income (loss) per share:

	Year Ended
	March 31 2003	March 30 2002
Net income (loss)	$(2,111,348)	$560,756

Denominator for basic net income per share — weighted average shares	2,099,397	2,098,505
Dilutive common stock options and warrants	—	10,763

Denominator for diluted net income per share — weighted average shares	2,099,397	2,109,268

Basic income (loss) per share:
Continuing operations	$(1.01)	$0.22
Discontinued operations	—	0.05

Net income (loss)	$(1.01)	$0.27

Diluted income (loss) per share:
Continuing operations	$(1.01)	$0.22
Discontinued operations	—	0.05

Net income (loss)	$(1.01)	$0.27

Stock-Based Compensation

        The Company has adopted the footnote disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based-Compensation (SFAS 123). SFAS 123 encourages entities to adopt a fair value based method of accounting for stock options or similar equity instruments. However, it also allows an entity to continue measuring compensation cost for stock-based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company has elected to continue to apply the provisions of APB 25 and provide pro forma footnote disclosures required by SFAS 123, which has been determined as if the Company had accounted for its employee stock options under the fair value method.

        The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 2003—expected dividend yield of zero percent, risk-free interest rate of 3.3 percent, expected life of 5 years, and expected stock-price volatility of 66 percent; 2002—expected dividend yield zero percent, risk-free interest rate of 4.5 percent, expected life of 5 years, and expected stock-price volatility of 90 percent.

        The Company applies APB 25 in accounting for options issued under the Plan. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under

SFAS 123, the Company's net income (loss) would have been changed to the pro forma amounts indicated below:

		2003	2002
Net income (loss)	As reported	$(2,111,348)	$560,756
	Pro forma	(2,697,532)	(191,058)
Basic income (loss) per share	As reported	(1.01)	0.27
	Pro forma	(1.28)	(0.09)
Diluted income (loss) per share	As reported	(1.01)	0.27
	Pro forma	(1.28)	(0.09)

        The full impact of calculating compensation cost for stock options under SFAS 123 may not be representative of the effects on reported net income (loss) for future years.

Comprehensive Income (loss)

        Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity of the Company that are excluded from net income (loss). Other comprehensive loss during fiscal 2002 included unrealized losses on securities available for sale.

Concentration of Credit Risk

        In the normal course of business, the Company provides unsecured credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses. Four customers accounted for 70% of revenues for the year ended March 31, 2003. These four customers accounted for 27%, 20%, 12%, and 11%, respectively of fiscal 2003 revenue. For the year ended March 30, 2002, three customers accounted for 60% of revenues. These three customers accounted for 28%, 19%, and 13%, respectively of fiscal 2002 revenues.

Use of Estimates

        Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Reclassifications

        Certain items in the 2002 consolidated financial statements have been reclassified to conform to the 2003 presentation.

Financial Instruments

        The carrying value of accounts receivable, accounts payable, accrued expenses, and debt approximate their estimated fair value. The Company derives the fair value of its short-term investments based on quoted market prices.

Advertising

        Advertising costs are expensed as incurred. Advertising costs amounted to $61,588 and $101,096 in fiscal 2003 and 2002, respectively.

3. Short-term investments

        Short-term investments consisted of the following as of March 30, 2002:

	Cost	Unrealized Losses	Fair Value
Mutual funds (adjustable rate government fund)	$817,483	$5,581	$811,902
Corporate bonds	139,811	23,191	116,620

Total short-term investments	$957,294	$28,772	$928,522

        All short-term investments were sold in fiscal 2003. The total realized loss from sale of short-term investments during fiscal 2003 was $11,618.

4. Discontinued Operations

        On May 23, 2001, the Company reached a decision to discontinue the operations of its Training Division, which had historically been presented as a separate business segment. Pursuant to generally accepted accounting principles, the estimated costs of discontinuing this segment was reflected in the Company's 2001 consolidated financial statements. Upon the completion of the disposal in fiscal 2002, the excess of the estimated and accrued costs above the actual costs of discontinuing this segment ($102,786) was recorded as a gain on disposal of discontinued operations.

5. Property and Equipment

        Property and equipment consisted of the following as of March 31, 2003 and March 30, 2002:

	2003	2002
Leasehold improvements	$1,606,415	$1,586,478
Furniture, fixtures, equipment and software	7,018,964	7,031,496

	8,625,379	8,617,974
Less accumulated depreciation	(4,494,458)	(3,391,717)

	$4,130,921	$5,226,257

        Depreciation for the fiscal 2003 and fiscal 2002 years was $1,701,336 and $1,602,055, respectively.

6. Notes Payable and Capital Leases

        As of March 31, 2003, the Company had an outstanding balance of $304,492 under an existing credit line. As discussed in note 12, this credit line was replaced as part of a new loan agreement dated April 15, 2003, between the Company and a bank. The new loan agreement includes a revolving credit line and two term loans. Under the credit line, the Company can borrow up to $2,500,000 or 75% of eligible accounts receivable, after taking into account reserves that are based primarily on outstanding balances of the first of the two term loans. The line of credit accrues interest at 2% over the bank's prime rate (4.25% as of April 15, 2003) and matures on April 15, 2004.

        The first term loan was extended to refinance the Company's existing equipment financing term debt with the bank. The loan is limited to the remaining principal balance on existing term loans with the bank. The loan calls for monthly principal and interest payments over 18 months and accrues interest at 8%. The second term loan was extended to refinance a portion of the Company's existing convertible debt. The second term loan is in the amount of $300,000 and calls for monthly principal and interest payments over three years. This loan accrues interest at 8%. The new loan agreement calls for the Company to maintain certain profitability and net worth covenants. The Company was in compliance with all debt covenants at March 31, 2003. Long-term debt classifications included in the accompanying financial statements reflect the above refinancing.

        The Company also issued a warrant to the bank, in connection with obtaining the above credit facilities, to purchase 60,000 shares of Common Stock at $1.79 per share. The stock purchase warrant became exercisable on the date of issuance (April 15, 2003) and expires April 15, 2008. Substantially all of the assets of the Company serve as collateral for the above line of credit and loans.

        Long-term debt, including capital lease obligations, consist of the following as of March 31, 2003 and March 30, 2002:

	2003	2002
10.4% note payable in monthly installments totaling $3,217, including interest, secured by equipment	$—	$30,689
7.5% note payable in monthly installments totaling $601, including interest, secured by equipment	—	901
6.0% note payable in monthly installments totaling $25,131, including interest, secured by furniture and equipment	476,118	741,024
6.7% note payable in monthly installments totaling $1,973, including interest, secured by equipment	28,013	87,400
Various notes payable to a bank, refinanced on April 15, 2003 into one 8% note, payable in monthly installments totaling $33,835, secured by furniture and equipment	610,031	1,275,765

Total installment notes payable	1,114,162	2,135,779
Present value of net minimum capital lease payments	719,162	486,898

Total long-term debt and capital leases	1,833,324	2,622,677
Less current portion	(944,499)	(1,117,838)

Long-term debt and capital leases, net of current portion	$888,825	$1,504,839

        Capitalized leases are for equipment. Future minimum capital lease payments, excluding taxes, insurance and other costs as of March 31, 2003 were:

Fiscal Year
2004	$326,213
2005	327,820
2006	169,588

Total minimum capital lease payments	823,621
Less amounts representing interest	(104,459)

Present value of net minimum capital lease payments	$719,162

        Aggregate maturities of installment notes payable are $682,349 in fiscal 2004 and $431,813 in fiscal 2005.

7. Convertible Debt

        In February 2000, the Company issued $1,287,000 of 7% convertible subordinated debentures in $1,000 units consisting of one $990 debenture and warrants to purchase 100 shares of common stock. Pursuant to the original terms of the debenture, in January 2001, the interest rate on the debentures increased to 8%. In February 2003, the debentures became due and payable, and the associated warrants expired. As discussed in note 12, in April 2003, the Company completed a refinancing of the debentures which included a new loan agreement with a bank (note 6) and the issuance of new debentures whereby all of the February 2000 debentures were repaid or exchanged for new convertible subordinated debentures. The classification of convertible debt in the accompanying financial statements as of and for the year ended March 31, 2003, is presented to reflect the effect of the refinancing.

8. Income Taxes

        As of March 31, 2003 and March 30, 2002, the Company had federal and state net operating loss carryforwards of approximately $7,465,000 and $4,570,000 respectively. The net operating loss and credit carryforwards will expire at various dates beginning in 2020 through 2024, if not utilized.

        Income tax expense (benefit) consists of:

	Current	Deferred	Total
Year ended March 31, 2003:
Federal	$—	$—	$—
State	—	—	—

	$—	$—	$—

Year ended March 30, 2002:
Federal	$—	$—	$—
State	—	—	—

	$—	$—	$—

        Actual income tax expense differs from the "expected" tax expense (computed by applying the U.S. federal corporate income tax rate of 34% to income before income taxes) as follows:

	Year Ended
	March 31 2003	March 30 2002
Computed "expected" tax (benefit) expense	$(717,858)	$190,657
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal tax benefit	(85,532)	22,717
Change in valuation allowance	838,000	(161,000)
Nondeductible meals and entertainment and other	9,234	12,559
Other	(43,844)	(64,933)

Income tax (benefit) expense	$—	$—

        Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes as of March 31, 2003 and March 30, 2002 are as follows:

	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$2,997,000	$1,834,000
Deferred and accrued compensation	62,000	91,000
Intangible assets	137,000	176,000
Accrued liabilities	83,000	115,000
Excess capital losses	—	273,000
Other, net	56,000	37,000

Deferred tax assets	3,335,000	2,526,000
Deferred tax liabilities:
Property and equipment	(272,000)	(301,000)

Net deferred tax assets	3,063,000	2,225,000
Valuation allowance	(3,063,000)	(2,225,000)

Total	$—	$—

        The net valuation allowance increased (decreased) by $838,000 and ($138,000) during the years ended March 31, 2003 and March 30, 2002, respectively.

        The valuation allowance increased by $0 and $23,000 in the years ended March 31, 2003 and March 30, 2002, respectively, related to excess tax benefits resulting from stock option exercises. If and when the Company is able to utilize these excess tax benefits in future periods, the reduction in the valuation allowance will be credited directly to additional paid-in capital.

9. Operating Leases

        The Company has non-cancelable operating leases for office space. The Company incurred rent expense of $883,648 and $843,027 for the years ended March 31, 2003 and March 30, 2002, respectively. Future minimum rent payments under existing non-cancelable operating leases are $914,940 in fiscal 2004, $925,986 in fiscal 2005, $493,285 in fiscal 2006, $143,040 in fiscal 2007, $143,040 in fiscal 2008 and $35,760 thereafter.

        In addition to the non-cancelable leases for office space, the Company is contingently liable for an equipment lease that was assumed by Echopass Corporation. The lease calls for monthly payments of $15,130 through June 2003 and monthly payments of $6,140 thereafter, through June 2004.

10. Retirement Plan

        The Company has a qualified defined contribution retirement plan under Section 401(k) of the Internal Revenue Code. The plan covers all employees who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. In addition, employer contributions are made at the discretion of the Board of Directors. Participants are fully vested at all times in employee contributions. Employer contributions vest over a six-year period. No employer contributions were made during fiscal years ended 2003 and 2002.

11. Common Stock

Stock Options

        The Company has adopted a stock option plan (the "Plan") pursuant to which the Company's Board of Directors may grant stock options to officers and key employees. The Plan authorizes grants of options to purchase up to 875,000 shares of authorized but unissued common stock. Stock options are granted with an exercise price not less than the stock's fair market value at the date of grant. All stock options granted to employees have ten-year terms; stock options granted to non-management members of the Board of Directors generally have a five-year term. The number of shares granted, vesting period, and price per share are determined by the Board of Directors. Stock options vest over three or four years. At March 31, 2003, there were 284,217 additional shares available for grant under the Plan.

        Stock option activity under the Plan, relating to qualified and nonqualified options during the periods indicated is as follows:

	Year ended March 31, 2003		Year ended March 30, 2002
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
Balance outstanding at beginning of year	566,445	$8.40	439,855	$14.09
Granted	41,525	2.46	309,605	4.66
Exercised	—	—	(1,198)	7.00
Forfeited	(168,125)	10.86	(181,817)	15.80

Balance outstanding at end of year	439,845	6.90	566,445	8.40

Exercisable at end of year	246,416	$6.71	178,123	$10.44

        The following table summarizes information about stock options outstanding at March 31, 2003:

Exercise Price	Number Outstanding at March 31, 2003	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at March 31, 2003	Weighted-Average Exercise Price
$1.65 – 2.20	24,875	9.47	$1.99	—	$—
2.88	72,710	8.97	2.88	42,570	2.88
3.72	96,250	8.30	3.72	36,928	3.72
3.88 – 6.00	58,900	6.88	5.21	33,915	5.68
6.60	3,636	8.29	6.60	1,667	6.60
7.00	73,277	5.55	7.00	70,760	7.00
8.32 – 9.24	48,114	6.90	8.50	29,719	8.54
9.52 – 19.24	35,333	4.36	14.18	29,836	13.98
21.76	1,250	7.06	21.76	626	21.76
25.00	25,500	1.90	25.00	395	25.00

	439,845	6.98	6.90	246,416	6.71

Stock Warrants

        Outstanding warrants to purchase shares of the Company's common stock, as of April 15, 2003, are as follows (this table has been updated from March 31, 2003 to reflect the refinancing discussed in note 12):

Number of warrants	Exercise price	Expiration date
2,500	$17.00	May 2003
94,688	10.00	May 2004
15,000	8.48	December 2004
250,500	2.25	April 2006	(issued April 15, 2003)
37,500	1.60	April 2006	(issued April 15, 2003)
12,500	2.25	April 2006	(issued April 15, 2003)
60,000	1.79	April 2008	(issued April 15, 2003)

472,688

        As of March 31, 2003, warrants outstanding were as follows: 2,500 with an exercise price of $17.00, 107,188 with an exercise price of $10.00, 15,000 with an exercise price of $8.48, and 15,000 with an exercise price of $6.40.

Warrants Issued for Services

        In fiscal 2002, Sento issued 15,000 warrants in exchange for consulting services. These warrants have been accounted for pursuant to Emerging Issues Task Force (EITF) Issue No. 96-18. Accordingly, the warrants are periodically revalued based on the then fair market value of the underlying common stock during the performance period.

Employee Stock Purchase Plan

        The Company has adopted a stock purchase plan under which 125,000 shares of common stock are reserved for future issuance to employees of the Company. The purpose of the stock purchase plan is to provide a method whereby employees of the Company may acquire a proprietary interest in the Company through the purchase of shares of common stock. The stock purchase plan is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code. As of March 31, 2003, the Company had sold 49,838 shares to employees of the Company under this plan.

12. Subsequent Events

        On April 15, 2003, the Company completed a refinancing of its convertible subordinated debentures. The refinancing included the issuance of new convertible subordinated debentures and the issuance of a new $300,000, 8% term loan with a bank that was used to pay down a portion of the Company's existing debentures. In total, the Company issued 1,002 units at $1,000 each, consisting of one $990 debenture and warrants to purchase 250 shares of the Company's common stock at $2.25 per share. The debentures are convertible at any time into shares of the Company's common stock at $1.75 per share. The debentures mature on April 15, 2006, and the exercise period for the warrants expire on the same date. Each existing debenture holder had the ability to exchange all or part of his/her old debentures for the new debentures. New debentures totaling $991,980 were issued, including the exchange of $531,630 in existing debentures. The Company also issued warrants to a finder for 50,000 shares of common stock that expire April 15. 2006, 37,500 of which are exercisable at $1.60 per share, and 12,500 of which are exercisable at $2.25 per share.

        On April 23, 2003, the Company's Board of Directors approved an employee stock option exchange program ("Exchange Program"), pursuant to which the Company granted options to purchase 313,592 shares of the Company's common stock at an exercise price of $1.60 per share in exchange for options to purchase 377,342 shares of the Company's common stock at exercise prices in excess of $2.00 per share. The new options issued under the Exchange Program are subject to variable plan accounting in accordance with FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" ("Interpretation 44"). Under variable plan accounting, the Company is required to recognize compensation expense in its consolidated statements of operations for any increase in the market price of the Company's common stock above $1.60 (the market price at April 23, 2003 which was the effective date of the exchange). This compensation must be recorded on quarterly basis until the new options issued under the Exchange Program are exercised, forfeited or expire unexercised. The impact of the new options issued under the Exchange Program on the Company's consolidated financial statements will depend on quarterly fluctuations in the Company's common stock price and the dates of exercises, forfeitures or cancellations of the new options by employees. Moreover, because the precise amount of compensation expense will depend on the market price of the Company's common stock at the end of each quarterly period, the Company will not be able to forecast in advance the amount of compensation expense that it will incur in any future period.

13. Related Party Transactions

        In March of 1999, Sento entered into a consulting agreement with GT Investments, a company that is wholly owned by Gary B. Filler, Sento's Chairman. Under the agreement, Sento pays GT

Investments a monthly fee for services provided by Mr. Filler. The total expense incurred by Sento under its arrangement with GT Investments during the years ended March 31, 2003 and March 30, 2002 was $66,000 and $97,738, respectively. The consulting agreement is cancelable by either party at any time.

14. Recently Issued Accounting Pronouncements

        In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 replaces Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after September 30, 2002, with early application encouraged. Management believes there will be no current impact to the financial statements from adoption of this statement.

        In November 2002, the FASB issued FASB Interpretation (FIN) NO. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of others. FIN No. 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. The disclosure provisions of FIN No. 45 are effective for financial statements of annual periods that end after December 15, 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 15, 2002. The adoption of the recognition and measurement of FIN No. 45 are not expected to have a material impact on the results of operations and financial position.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-based Compensation-Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation, SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosure in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company has adopted SFAS No. 148 for disclosure purposes only.