Form 10KSB/A
period 2003-03-31
SENTO CORP
filed 2003-07-29
CIK 4317

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
 Common Stock, $.25 par value

        Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

        State Issuer's revenues for its most recent fiscal year: $17,495,882

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

INTRODUCTION

        Sento Corporation ("Sento" or the "Company") is filing this Amendment No. 1 on Form 10-KSB/A (this "Amendment") to its Annual Report on Form 10-KSB for the year ended March 31, 2003 for the purpose of including the following items, which were omitted from its previous Form 10-KSB filing:

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors:

Each of the directors of the Company serves until the next annual meeting of shareholders and until his successor is duly elected and qualified. Certain information regarding the directors of the Company is set forth below:

Name	Age	Position	Director Since
Gary B. Filler	62	Chairman of the Board	1998
Patrick F. O'Neal	57	President, Chief Executive Officer and Director	2002
Kieth E. Sorenson	54	Director	1997
Kim A. Cooper	44	Director	1999
Eric Olafson	43	Director	2001

        Gary B. Filler has served as a director of the Company since August 1998 and as Chairman of the Board since September 26, 2000. Mr. Filler has served as a director of Altiris, Inc., a software company, since February 2002. Mr. Filler served as the Chief Executive officer and Chairman of the Board of Directors of Net Vision, Inc., a software company, from November 2001 to December 2002. Prior to joining the Company, he was Senior Vice President and Chief Financial Officer of Diamond Multimedia Systems, Inc., a manufacturer of graphics boards and modems, from January 1995 to September 1996. From June 1994 to January 1995, Mr. Filler was a business consultant and private investor. From February 1994 until June 1994, he served as Executive Vice President and Chief Financial Officer of ASK Group, Inc., a computer systems company. Mr. Filler was Chairman of the Board of Seagate Technology, Inc., a manufacturer and distributor of data storage, retrieval and management products ("Seagate"), from September 1991 until October 1992, and was Vice Chairman of the Board of Seagate, from October 1990 until September 1991. Mr. Filler served as Co-Chairman of the Board of Seagate and as a director of Seagate Software, Inc., a subsidiary of Seagate, from June 1998 until December 2000.

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

        Kieth E. Sorenson has served as director of the Company since June 1, 1997. Mr. Sorenson served as President and Chief Executive Officer of the Company from December 1997 to April 1999. Prior to joining the Company, Mr. Sorenson was the founder of Truevision, Inc. (formerly RasterOps), a publicly traded multi-media, graphics and video company. From 1993 to 1997, he was a managing partner of Sorenson, Thomas & Co. and President, CEO and Chairman of Truevision, Inc., of which he continued to serve as a director until January 1999. From 1979 to 1987, he was employed by Ramtek, Inc., a Silicon Valley pioneer in computer graphics, as Vice President of Engineering and Product Marketing. He is also currently the owner of Approach, a private aviation electronics manufacturing company, and a director of Sumeria, a developer of CD-ROM titles.

        Kim A. Cooper was appointed to serve as a director of Sento in August 1999. Mr. Cooper is currently the President and CEO of Exceed, LLC, a consulting firm and from April 2000 until recently served as Chief Operating Officer of Sorenson Media, Inc., an Internet streaming media company ("Sorenson"). Prior to joining Sorenson, Mr. Cooper was the founder, Chairman of the Board and Chief Executive Officer of Digital Harbor International, Inc., a software developer of server-side JAVA applications, from 1996 until it was sold in 1999. Prior to joining Digital Harbor, Mr. Cooper served for two years as Vice President of Worldwide Marketing and Business Development for Novell, Inc., a provider of networking software, and for ten years as Director of Sales and Marketing and Vice President of Worldwide Customer Services for WordPerfect Corporation. Mr. Cooper also serves as a director for two other companies: National Tech Team Inc., a multi-national provider of desktop management services to national and multi-national governmental entities, service organizations and a number of Fortune 500 companies (for which he also serves as Chairman of the Board), and ComDais, Inc., a private company providing Ariba-based business-to-business digital marketplaces. Mr. Cooper is a licensed attorney in Utah.

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

        Stanley J. Cutler, 61, has served as Sento's Senior Vice President of Finance since March 2002. Prior to his appointment as Senior Vice President of Finance, Mr. Cutler served as Vice President of Finance, from July 2001 to March 2002 and as Sento's Corporate Controller from November 1998 to July 2001. Mr. Cutler has also served as Sento's Corporate Secretary since July 1999. Previously he was interim Vice President of Finance for Portola Packaging, a manufacturer of closures for plastic containers with revenues of $200 million, from December 1997 to November 1998. Mr. Cutler served as Controller for Diamond Multimedia Systems, Inc., a multimedia and computer graphics and modem company, from January 1995 to November 1997. Mr. Cutler has many years of experience as controller and vice president of finance for high-tech companies in Silicon Valley. Mr. Cutler is a certified public accountant and began his career in accounting at Peat Marwick Mitchell & Co. in San Francisco, California.

        Chris Wells, 43, was appointed Sento's Senior Vice President of Sales in April 2003. Prior to joining Sento, Mr. Wells consulted as the General Manager for a $29 million dollar technology upgrade project for the State of Utah from June 2002 to April 2003. Mr. Wells was Vice President and General Manager for Excite@Home Hosting Services from October 1999 to March 2002. His responsibilities included building outsourcing shared hosting and e-commerce services to major Fortune 500 accounts. Prior to serving as Vice President and General Manager, Mr. Wells served as the Vice President of Major Accounts at Imall Inc., a small Internet e-commerce start-up, which was purchased by Excite@Home for over $500 million. Mr. Wells has over 13 years in sales and marketing experience including over three years as a director of major accounts at Novell Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, as well as persons who beneficially own more than ten percent of the Common Stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers. Reporting persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that for the fiscal year ended March 31, 2003 all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis.

Item 10. Executive Compensation.

Summary Compensation Table

        The following table provides certain summary information concerning the compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer, as well as all other executive officers of the Company whose aggregate compensation for the fiscal year ended March 30, 2003 exceeded $100,000 (collectively, the "Named Executive Officers").

Long-Term Compensation
	Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)
Patrick F. O'Neal(1) Chief Executive Officer	2003 2002 2001	170,000 25,500 —	— — —	— — —	— — —	— 83,750 —	— — —	— — —
Stanley J. Cutler Senior Vice President of Finance and Secretary	2003 2002 2001	98,077 100,000 100,000	— 10,000 —	— — —	— — —	— 41,400 7,500	— — —	— — —
Ronnie D. Johansen(2) Senior Vice President of Solutions Development	2003 2002 2001	115,000 109,231 98,804	32,790 14,359 21,592	— — —	— — —	— 35,600 —	— — —	— — —

(1)
Mr. O'Neal was appointed to serve as President and Chief Executive Officer on January 14, 2002.

(2)
Mr. Johansen resigned in April 2003.

Option Grants in Last Fiscal Year

        No individual grants of options to acquire shares of the Company's common stock (the "Common Stock") were made to the Named Executive Officers during the fiscal year ended March 31, 2003. Subsequent to the end of the last fiscal year, each of the Named Executive Officers (excluding Mr. Johansen who had previously resigned) entered into a termination agreement pursuant to which all previously granted options (with higher exercise prices) were cancelled and terminated in exchange for the grant of a replacement option, representing the same number of the aggregate of all prior options, and exercisable at the current market price and each received a grant of additional options. Similarly, Subsequent to the end of the last fiscal year, each of the Directors other than the Named Executive Officers entered into a termination agreement pursuant to which all previously granted options (with higher exercise prices) were cancelled and terminated in exchange for the grant of a replacement option, representing half the number of the aggregate of all prior options, and exercisable at the current market price and each received a grant of additional options.

Aggregated Option Exercises in Last Fiscal Year and Year End Option Values

        The following table sets forth the aggregate value of unexercised options to acquire shares of Common Stock held by the Named Executive Officers on March 31, 2003, and the value realized upon the exercise of options during the fiscal year ended March 31, 2003.

			Number of Unexercised Options at FY End 2003(2)		Value of Unexercised In-the-Money Options at FY End 2002($)(3)
Name	Shares Acquired on Exercise	Value Realized($)(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Patrick F. O'Neal	—	—	27,917	55,833	—	—
Stanley J. Cutler	—	—	47,000	19,100
Ronnie D. Johansen	—	—	24,497	22,351	—	—

(1)
Calculated based on the difference between the exercise price and the value of the shares as of the date acquired.

(2)
Includes shares of Common Stock subject to options exercisable within 60 days of March 31, 2003.

(3)
Calculated based on the difference between the exercise price and the price of a share of Common Stock on March 31, 2003. The price of the Common Stock on March 31, 2003 was $1.46 per share (as reported on the Nasdaq (SmallCap) Stock Market).

Director Compensation

        Non-employee directors of the Company receive compensation of $1,500 for attendance at each Board meeting, $750 for each telephonic Board meeting, and $1,000 for each committee meeting not held in conjunction with a regular Board meeting ($500 if the committee meeting is held in conjunction with a Board meeting). As additional incentive to serve, non-employee board members from time to time receive options to purchase shares of Common Stock. No board members received options to purchase shares of Common Stock during the year ended March 31, 2003 but received repriced options and the grant of additional options subsequent to the fiscal year end as set forth above.

        In addition, during the fiscal year ended March 30, 2002, the Board of Directors reviewed the time and insight provided by the directors of the Company, as well as the Company's limited ability to provide additional cash payments to the Company's directors as compensation for their services to the Company. Based upon this review, as well as an assessment that the directors would likely be required to devote increased time and attention during the fiscal year ended March 30, 2002 to several strategic initiatives, including review and negotiation of prospective transactions intended to promote shareholder value and liquidity, the Board of Directors adopted resolutions intended to compensate the directors of the Company if the Company completed such a transaction. Pursuant to resolutions adopted in April 2001 and March 2002, the Board of Directors approved a contingent issuance of shares of Common Stock to each of the directors of the Company (18,750 shares to Gary Filler, Chairman of the Board, and 12,500 shares to each other director then serving). The shares of Common Stock are issuable only upon the completion of certain merger, consolidation, acquisition, sale and liquidation transactions constituting a "change of control" under the Company's 1999 Omnibus Stock Incentive Plan. Because none of the conditions was satisfied during the fiscal year ended March 31, 2003, there were no shares or other rights issued or granted to the directors during such fiscal year. The resolutions remain effective and could result in future issuances of shares of Common Stock if one or more of the stated conditions occurs.

        On March 30, 1999, the Company entered into a consulting agreement with GT Investments, of which Gary B. Filler, Sento's Chairman of the Board, is the sole shareholder. Pursuant to such agreement, Sento pays GT Investments a monthly fee for services provided by Mr. Filler. During the year ended March 31, 2003, the Company paid GT Investments the aggregate amount of $66,000 under this agreement. The agreement is cancelable by either party at any time.

Employment Agreements and Change of Control Arrangements

        The Company has adopted the Sento Corporation 1999 Omnibus Stock Incentive Plan (the "Incentive Plan") which provides that upon a change in control of the Company and a subsequent relocation, termination or reassignment of a participant in the Incentive Plan within one year, the options granted to such participant immediately vest and become exercisable. The Named Executive Officers are among the participants in the Incentive Plan. In addition, options issued to the Named Executive Officers and all directors provide that upon a change in control of the Company all such options immediately vest and become exercisable.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table contains information regarding the Company's equity compensation plans as of March 31, 2003.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders(1)	439,845	$6.90	359,379
Equity compensation plans not approved by security holders(2)	17,500	$9.70	—

Total	457,345	$7.01	359,379

(1)
Consists of the Company's stock option plan and employee stock purchase plan. See Note 11 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2003 for additional information regarding these plans.

(2)
Consists of warrants to purchase the Common Stock. See Note 11 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2003 for additional information regarding these warrants.

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

        The following table sets forth information as of June 30, 2003 with respect to the beneficial ownership of shares of the Common Stock by each person known by the Company to be the beneficial owner of more than 5% of the Common Stock, by each director, by each of the Named Executive Officers and by all directors and executive officers as a group. Unless otherwise noted, each person named has sole voting and investment power with respect to the shares indicated. The percentages set forth below have been computed based on the number of outstanding securities, which was 2,234,621 shares of Common Stock as of June 30, 2003.

	Beneficial Ownership As of June 30, 2003
Name and Address of Beneficial Owner	Number of Shares		Percentage of Class*
Common Stock:
Patrick F. O'Neal President, CEO and Director 808 East Utah Valley Drive, American Fork, UT 84003	32,198	(1)	1%
Stanley J. Cutler Senior Vice President of Finance and Corporate Secretary 808 East Utah Valley Drive, American Fork, UT 84003	27,952	(2)	1%
Gary B. Filler Chairman of the Board 808 East Utah Valley Drive, American Fork, UT 84003	24,125	(3)	1%
Eric Olafson Director 808 East Utah Valley Drive, American Fork, UT 84003	8,823	(4)	**
Kieth E. Sorenson Director 808 East Utah Valley Drive, American Fork, UT 84003	4,843	(5)	**
Ronnie D. Johansen Senior Vice President of Solutions Development 808 East Utah Valley Drive, American Fork, UT 84003	1,783		**

Kim A. Cooper Director 808 East Utah Valley Drive, American Fork, UT 84003	1,718	(6)	**
All executive officers and directors as a group (8 persons)	101,442	(7)	5%

*
Beneficial ownership as a percentage of the class for each person holding options, warrants or other rights exercisable within 60 days of June 30, 2003 has been calculated as though shares of Common Stock subject to such options were outstanding, but such shares have not been deemed outstanding for the purpose of calculating the percentage of the class owned by any other person.

**
Represents less than 1% of the outstanding shares of Common Stock.

(1)
Includes presently exercisable options to purchase 9,305 shares of Common Stock, 6,250 shares of Common Stock subject to presently exercisable warrants and 14,143 shares of Common Stock subject to presently convertible debentures.

(2)
Includes presently exercisable options to purchase 16,525 shares of Common Stock and 2,500 shares of Common Stock subject to presently exercisable warrants.

(3)
Includes 8,000 shares of Common Stock and 2,500 shares of Common Stock subject to presently exercisable warrants held by GT Investments, of which Mr. Filler is the sole shareholder, and presently exercisable options to purchase 8,125 shares of Common Stock.

(4)
Includes 2,500 shares of Common Stock subject to presently exercisable warrants and 5,657 shares of Common Stock subject to presently convertible debentures held by the Olafson Trust, of which Mr. Olafson is trustee and presently exercisable options to purchase 666 shares of Common Stock.

(5)
Includes presently exercisable options to purchase 4,843 shares of Common Stock.

(6)
Includes presently exercisable options to purchase 1,718 shares of Common Stock.

(7)
Includes presently exercisable options to purchase 41,182 shares of Common Stock, 13,750 shares of Common Stock subject to presently exercisable warrants and 19,800 shares of Common Stock subject to presently convertible debentures.

Item 12. Certain Relationships and Related Transactions.

        On March 30, 1999, the Company entered into a consulting agreement with GT Investments, of which Gary B. Filler, Sento's Chairman of the Board, is the sole shareholder. Pursuant to such agreement, Sento pays GT Investments a monthly fee for services provided by Mr. Filler. During the year ended March 31, 2003, the Company paid GT Investments the aggregate amount of $66,000 under this agreement. The agreement is cancelable by either party at any time.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Amendment No. 1 on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized, on July 29, 2003.

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