Form 10QSB
period 2003-06-30
SENTO CORP
filed 2003-08-14
CIK 4317

United States

Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2003

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 06425

SENTO CORPORATION
Utah	Exact Name of Small Business Issuer as Specified in its Charter	87-0284979
(State or other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)

808 East Utah Valley Drive
American Fork, Utah 84003
(Address of Principal Executive Offices)

Issuer’s telephone number, including area code:  (801) 772-1100

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      ☒       No  ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Outstanding at
Class	July 31, 2003
Common capital stock	2,257,735
$.25 par value

Transitional Small Business Disclosure Format (check one):

Yes  ☐         No  ☒

SENTO CORPORATION

Quarterly Report on Form 10-QSB

Quarter ended June 30, 2003

PART I   - FINANCIAL INFORMATION

Item 1.    Financial Statements

SENTO CORPORATION
AND SUBSIDIARY

Condensed Consolidated Balance Sheets

ASSETS

	June 30, 2003	March 31, 2003
	(Unaudited)
Current assets:
Cash	$2,739,451	$2,583,337
Accounts receivable, net	1,944,396	2,848,863
Other current assets	183,774	220,091
Total current assets	4,867,621	5,652,291

Property and equipment, net	3,770,368	4,130,921
Other assets	461,074	321,521
Total Assets	$9,099,063	$10,104,733

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt and capital leases	$1,612,418	$1,333,170
Accounts payable	1,427,531	1,728,768
Accrued liabilities	1,179,762	1,474,738
Deferred revenue and other current liabilities	33,262	46,453
Total current liabilities	4,252,973	4,583,129

Long-term debt and capital leases, net of current portion	819,043	888,825
Convertible debt	623,546	1,202,821
Total liabilities	5,695,562	6,674,775

Stockholders’ equity:
Common stock	558,653	524,953
Additional paid-in capital	12,399,085	11,919,653
Accumulated deficit	(9,554,237)	(9,014,648)
Total stockholders’ equity	3,403,501	3,429,958
Total Liabilities and Stockholders’ Equity	$9,099,063	$10,104,733

SENTO CORPORATION

AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	June 30, 2003	June 29, 2002

Revenue	$4,154,631	$4,222,734

Cost of sales	3,953,156	4,310,420

Gross profit (loss)	201,475	(87,686)

Selling, general and administrative expenses	601,347	587,988
Operating loss	(399,872)	(675,674)

Stock-based compensation	(14,217)	—
Non-cash charge for valuation of warrants and conversion of debentures	(56,392)	(20,642)
Other expense, net	(69,108)	(79,384)
Net loss	$(539,589)	$(775,700)

Basic and diluted net loss per share	$(0.25)	$(0.37)

Basic and diluted weighted average number of common and common equivalent shares outstanding	2,133,227	2,098,878

SENTO CORPORATION

AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	June 30, 2003	June 29, 2002
Cash flows from operating activities:
Net loss	$(539,589)	$(775,700)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	413,756	440,978
Accretion of debenture for warrant and non-cash charge for conversion of debentures	56,392	20,642
Stock-based compensation	14,217	—
Loss on disposal of assets	—	686
Revaluation of warrants issued for services	—	7,131
Realized loss on sale of short-term investments	—	8,806
Changes in operating assets and liabilities:
Accounts receivable	904,467	2,234,995
Other assets	(72,454)	99,153
Accounts payable	(301,237)	(17,187)
Accrued liabilities	(67,198)	(60,914)
Deferred revenue and other current liabilities	(13,191)	(124,399)
Net cash provided by operating activities	395,163	1,834,191
Cash flows from investing activities:
Proceeds from sale of short-term investments	—	132,090
Purchase of short-term investments	—	(7,504)
Purchase of property and equipment	(36,855)	(18,968)
Net cash provided by (used in) investing activities	(36,855)	105,618
Cash flows from financing activities:
Principal payments on long – term debt and debentures	(1,037,702)	(299,806)
Net borrowings under line of credit	295,508	—
Issuance of long-term debt and debentures	540,000	—
Proceeds from stock issued through employee stock purchase plan	—	20,003
Net cash used in financing activities	(202,194)	(279,803)
Net increase in cash	156,114	1,600,006
Cash at beginning of period	2,583,337	1,047,731
Cash at end of period	$2,739,451	$2,707,737

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$71,260	$96,637

Non-cash investing and financing activities:

Value of warrants issued with convertible debentures	$179,849	$—
Value of warrants issued to placement agent	36,031	—
Conversion of debentures (including accrued interest of $2,778)	235,923	—
Equipment purchased through capital lease	—	160,538

SENTO CORPORATION
AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

June 30, 2003

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

Operating results for the three months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2003.

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

The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of zero percent, risk-free interest rate of         percent, expected life of 5 years, and expected stock-price volatility of      percent.

The Company applies APB 25 in accounting for options issued under the Plan.  Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company’s net income (loss) would have been changed to the pro forma amounts indicated below for the quarter ended June 30, 2003:

Net loss	As reported	$(539,589)
	Pro forma	(783,136)
Basic and diluted income (loss) per share	As reported	(0.25)
	Pro forma	(0.37)

The full impact of calculating compensation cost for stock options under SFAS 123 may not be representative of the effects on reported net income (loss) for future years.

B.            CONVERTIBLE DEBT

On April 15, 2003, the Company completed a refinancing of its convertible subordinated debentures.  The refinancing included the issuance of new convertible subordinated debentures and the issuance of a new $300,000, 8% term loan with a bank that was used to pay down a portion of the Company’s existing debentures.  In total, the Company issued 1,002 units at $1,000 each, consisting of one $990 debenture and warrants to purchase 250 shares of the Company’s common stock at $2.25 per share.

The debentures are convertible at any time into shares of the Company’s common stock at $1.75 per share.  The debentures mature on April 15, 2006, and the exercise period for the warrants expire on the same date.  Each existing debenture holder had the ability to exchange all or part of his/her old debentures for the new debentures.  New debentures totaling $991,980 were issued, including the exchange of $531,630 in existing debentures.  The Company also issued warrants to a finder for 50,000 shares of common stock that expire on April 15, 2006, 37,500 of which are exercisable at $1.60 per share, and 12,500 of which are exercisable at $2.25 per share.

The above mentioned warrants were valued at $179,841 and $36,031, respectively, for the warrants included in the debenture offering and the warrants issued to the finder.  The value of the warrants included in the debenture offering was credited to additional paid in capital and charged as a discount against the book value of convertible debt.  The value of the warrants issued to the finder was capitalized as deferred financing costs with a corresponding credit to paid in capital.  The value of these warrants will be amortized to interest expense over the life of the related debt.

C.            COMMON STOCK

On November 14, 2002, the shareholders of the Company’s common stock approved a one-for-four reverse split of the Company’s common stock.  The record date of the reverse split was November 25, 2002.  All references to common stock, additional paid in capital, accumulated deficit, common shares outstanding, average numbers of common stock shares outstanding, stock options, warrants to purchase common stock and per share amounts in these condensed consolidated financial statements, notes to condensed consolidated financial statements and Management’s Discussion and Analysis or Plan of Operations prior to the record date of the reverse stock split have been restated to reflect the reverse stock split on a retroactive basis.

Three months ended June 30, 2003

A credit to additional paid-in-capital of $215,872 was recorded for the valuation of the warrants discussed in note B.  In addition, debentures with a face value of $233,145, together with associated accrued interest of $2,778, were converted into 134,811 shares of the Company’s common stock.

On April 23, 2003, the Company’s Board of Directors approved an employee stock option exchange program (“Exchange Program”), pursuant to which the Company granted options to purchase 313,592 shares of the Company’s common stock at an exercise price of $1.60 per share in exchange for options to purchase 377,342 shares of the Company’s common stock at exercise prices in excess of $2.00 per share.  The new options issued under the Exchange Program are subject to variable plan accounting in accordance with FASB Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation” (“Interpretation 44”).  Under variable plan accounting, the Company is required to recognize compensation expense in its consolidated statements of operations for any increase in the market price of the Company’s common stock above $1.60 (the market price at April 23, 2003 which was the effective date of the exchange).  This compensation must be recorded on quarterly basis until the new options issued under the Exchange Program are exercised, forfeited or expire unexercised.  During the three months ended June 30, 2003, the Company recorded $14,217 of stock-based compensation for these options.

The impact of the new options issued under the Exchange Program on the Company’s consolidated financial statements will depend on quarterly fluctuations in the Company’s common stock price and the dates of exercises, forfeitures or cancellations of the new options by employees.  Moreover, because the precise amount of compensation expense will depend on the market price of the Company’s common stock at the end of each quarterly period, the Company will not be able to forecast in advance the amount of compensation expense related to these options that it will incur in any future period.

Three months ended June 29, 2002

A total of 5,748 shares of common stock were purchased by employees under the Company’s Employee Stock Purchase Plan during the three months ended June 29, 2002.

D.            LOSS PER SHARE

Loss per share is computed in accordance with Financial Accounting Standards Board Standard 128, “Earnings Per Share.”  Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period.  Diluted income or loss per share reflects the potential dilution that could occur from shares of common stock issuable through stock options, warrants and other convertible securities, if dilutive.  Options and warrants to purchase 18,552 and 16,391 shares, respectively, of common stock have not been included in the calculation of diluted common stock outstanding for the three months ended June 30, 2003 and June 29, 2002, because to do so would be anti-dilutive.  Shares issuable pursuant to convertible debentures (427,963 shares as of June 30, 2003 and 64,350 shares as of June 29, 2002) have not been included in the calculations of diluted common stock outstanding for the three months ended June 30, 2003 and June 29, 2002 as to do so would be anti-dilutive.

The following tables set forth the computation of basic and diluted income (loss) per share for the three and nine months ended June 30, 2003 and June 29, 2002:

	Three Months Ended
	June 30, 2003	June 29, 2002
Net loss	$(539,589)	$(775,700)
Denominator for basic and diluted net loss per share - weighted average shares	2,133,227	2,098,878

Basic and diluted net loss per share	$(0.25)	$(0.37)

F.             LINE OF CREDIT AND LONG-TERM DEBT

On April 15, 2003, the Company entered into a new loan agreement with a bank.  The new loan agreement includes a revolving credit line and two term loans.  Under the credit line, the Company can borrow up to $2,500,000 or 75% of eligible accounts receivable, after taking into account reserves that are based primarily on outstanding balances of the first of the two term loans.  The line of credit accrues interest at 2% over the bank’s prime rate (4.25% as of June 30, 2003) and matures on April 15, 2004.  As of June 30, 2003, the Company had $600,000 of borrowings outstanding under the line of credit, which is included in current portion of long-term debt in the accompanying condensed consolidated financial statements.

The first term loan was extended to refinance the Company’s existing equipment financing term debt with the bank.  The funding of this loan was limited to the remaining principal balance on existing term loans with the bank ($513,983 as of the date of funding, May 6, 2003).  The loan calls for monthly principal and interest payments over 18 months and accrues interest at 8%.  The second term loan was extended to refinance a portion of the Company’s existing convertible debt.  The second term loan is in the amount of $300,000 and calls for monthly principal and interest payments over three years.  This loan accrues interest at 8%.  The new loan agreement calls for the Company to maintain certain profitability and net worth covenants.

The Company also issued a warrant to the bank, in connection with obtaining the above credit facilities, to purchase 60,000 shares of Common Stock at $1.79 per share. The value ascribed to the warrant of $42,470 has been reflected as a debt discount with an offsetting credit to additional paid-in capital and is being amortized to interest expense over the life of the related debt. The stock purchase warrant became exercisable on the date of issuance (April 15, 2003) and expires April 15, 2008.  Substantially all of the assets of the Company serve as collateral for the above line of credit and loans.

Item 2.  Management’s Discussion and Analysis or Plan of Operations.

General

Using state-of-the-art Portal Services and Customer Contact Solutions Centers, Sento provides domestic and international support services to Fortune 1000 companies, multinational companies, product manufacturers and software publishing companies.  By allowing companies to focus on their core business, Sento helps its clients reduce headcount, eliminate unnecessary capital expenditures, and improve the experience for the client’s customers.

Critical Accounting Policies

Sento’s significant accounting policies are described in Note 2 to Sento’s Consolidated Financial Statements for the year ended March 31, 2003. Those financial statements were prepared in accordance with accounting principles generally accepted in the United States and are included in Sento’s Form 10-KSB which has been filed with the Securities and Exchange Commission.  Included within these policies are the Company’s “critical accounting policies.”  Critical accounting policies are those policies that are most important to the preparation of the Company’s consolidated financial statements and require management’s subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain.  The Company’s critical accounting policies relate to revenue recognition, credit risk and stock-based compensation and the evaluation of asset impairment.  The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates.

The development and selection of these critical accounting policies have been discussed with the Audit Committee.  Such policies are reviewed periodically during each year by the Audit Committee.

Revenue Recognition. Revenue is generally recognized when persuasive evidence of an arrangement exists, delivery of services has occurred, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured.  This generally occurs when the Company provides customer support services to the end-user.  Certain of the Company’s customer support services are delivered over a period of time.  Revenue associated with these services is deferred until the customer support is completed and Sento has no remaining obligation to provide further support services.

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

On April 23, 2003, the Company’s Board of Directors approved an employee stock option exchange program (“Exchange Program”), pursuant to which the Company granted options to purchase 313,592 shares of the Company’s common stock at an exercise price of $1.60 per share in exchange for options to purchase 377,342 shares of the Company’s common stock at exercise prices in excess of $2.00 per share.  The new options issued under the Exchange Program are subject to variable plan accounting in accordance with FASB Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation” (“Interpretation 44”).  Under variable plan accounting, the Company is required to recognize compensation expense in its consolidated statements of operations for any increase in the market price of the Company’s common stock above $1.60 (the market price at April 23, 2003 which was the effective date of the exchange).  This compensation must be recorded on quarterly basis until the new options issued under the Exchange Program are exercised, forfeited or expire unexercised.

The impact of the new options issued under the Exchange Program on the Company’s consolidated financial statements will depend on quarterly fluctuations in the Company’s common stock price and the dates of exercises, forfeitures or cancellations of the new options by employees.  Moreover, because the precise amount of compensation expense will depend on the market price of the Company’s common stock at the end of each quarterly period, the Company will not be able to forecast in advance the amount of compensation expense related to these options that it will incur in any future period.

Excess Capacity.  Due to the loss of a significant customer in April 2002 as well as the continuing poor economic conditions in the U.S. technology sector in general, the Company has excess capacity to service additional call volumes.  Although the Company has been successful in replacing a portion of the revenue lost, the loss of this customer has continued to have a adverse effect on the Company’s revenues and profitability.  The Company believes that this excess capacity will be used during the next two years, and therefore, a charge for impairment of long-lived assets is not necessary at this time.  The Company will continue to monitor and analyze this issue during the fiscal year in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Results of Operations

Three Months Ended June 30, 2003 Compared to Three Months Ended June 29, 2002

Revenues.  Revenues decreased $68,000 or 2%, from $4,223,000 for the three months ended June 29, 2002 to $4,155,000 for the three months ended June 30, 2003.  This relatively small decrease in revenue is primarily due to the loss of a significant customer, which accounted for $141,000 of revenue in April 2002, the final month of this customer’s contract with Sento.  Although this decrease in revenue is not substantial on a quarter to quarter comparison, the loss of this customer has been the primary contributor to the Company’s excess capacity to service additional call volume, particularly in its Evanston, Wyoming facility.  This capacity was acquired in anticipation of higher demand for the Company’s services and to fulfill the required service commitments of two technology customers.  However, with the current economic conditions, it is difficult to predict the Company’s ability to fill this excess capacity with new business in the future.  In the event that the Company is unable to fill the unutilized capacity in the Evanston, Wyoming facility, it may have to record an impairment charge relating to its assets at that facility.

Cost of Sales.  Cost of sales decreased 8%, or $357,000, from $4,310,000 for the three months ended June 29, 2002 to $3,953,000 for the three months ended June 30, 2003.  This decrease in cost of sales was principally attributable to the Company’s efforts in managing costs and a shift from traditional call center support to Portal Services support, which has a lower cost.  As a result of the decrease in cost of sales, the Company’s gross profit increased $289,000 to a gross profit of $201,000 for the three months ended June 30, 2003, from a gross loss of $(88,000) for the three months ended June 29, 2002.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by 2%, or $13,000 from $588,000 for the three months ended June 29, 2002 to $601,000 for the three months ended June 30, 2003.  As a percentage of revenue, selling, general and administrative expenses was virtually unchanged at 14% for both the three months ended June 30, 2003 and June 29, 2002.  Management anticipates that selling, general and administrative expenses will increase in future periods as a result of increased selling efforts to improve sales.

Liquidity and Capital Resources

Cash and short-term investment balances increased 6%, or $156,000 from $2,583,000 at March 31, 2003 to $2,739,000 at June 30, 2003.  However, working capital decreased $454,000 during the same period, from $1,069,000 as of March 31, 2003, to $615,000 as of June 30, 2003. The primary reason for the decrease in working capital was a decrease in accounts receivable (caused by a decrease in revenue resulting from lower sales volume for the quarter ended June 30, 2003 as compared to the quarter ended March 31, 2003) of $905,000 or 32% from $2,849,000 as of March 31, 2003 to $1,944,000 as of June 30, 2003 and the pay down of accounts payable.

On April 15, 2003, the Company completed a refinancing of its convertible subordinated debentures.  The refinancing included the issuance of new convertible subordinated debentures and the issuance of a new $300,000, 8% term loan with a bank that was used to pay down a portion of the Company’s existing debentures.  In total, the Company issued 1,002 units at $1,000 each, consisting of one $990 debenture and warrants to purchase 250 shares of the Company’s common stock at $2.25 per share.  The debentures are convertible at any time into shares of the Company’s common stock at $1.75 per share.  The debentures mature on April 15, 2006, and the exercise period for the warrants expire on the same date.  Each existing debenture holder had the ability to exchange all or part of his/her old debentures for the new debentures.  New debentures totaling $991,980 were issued, including the exchange of $531,630 in existing debentures. During the three months ended June 30, 2003, debentures with a face value of $233,145, together with associated accrued interest of $2,778, were converted into 134,811 shares of the Company’s common stock.

On April 15, 2003, the Company entered into a new loan agreement with a bank.  The new loan agreement includes a revolving credit line and two term loans.  Under the credit line, the Company can borrow up to $2,500,000 or 75% of eligible accounts receivable, after taking into account reserves that are based primarily on outstanding balances of the first of the two term loans.  The line of credit accrues interest at 2% over the bank’s prime rate (4.25% as of June 30, 2003) and matures on April 15, 2004.  As of June 30, 2003, the Company had $600,000 of borrowings outstanding under the line of credit, which is included in current portion of long-term debt in the accompanying condensed consolidated financial statements.

The first term loan was extended to refinance the Company’s existing equipment financing term debt with the bank.  The funding of this loan was limited to the remaining principal balance on existing term loans with the bank ($513,983 as of the date of funding, May 6, 2003).  The loan calls for monthly principal and interest payments over 18 months and accrues interest at 8%.  The second term loan was extended to refinance a portion of the Company’s existing convertible debt.  The second term loan is in the amount of $300,000 and calls for monthly principal and interest payments over three years.  This loan accrues interest at 8%.  The new loan agreement calls for the Company to maintain certain profitability and net worth covenants.

The Company has contractual obligations, including debt agreements and leases that will require the use of substantial amounts of cash.  The following table sets forth the Company’s contractual obligations as of June 30, 2003:

Contractual Obligations

Payments Due by Period

	Under 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Line of Credit (1)	$600,000	$—	$—	$—	$600,000
Long Term Debt (principal only) (2)	732,000	476,000	—	—	1,208,000
8% Convertible Debentures (principal only)(3)	—	749,000	—	—	749,000
Capital Leases	338,000	419,000	—	—	757,000
Operating Leases	915,000	1,227,000	286,000	—	2,428,000
Total Contractual Cash Obligations	$2,585,000	$2,871,000	$286,000	$—	$5,742,000

(1)          The Company’s credit line accrues interest at 2% over the bank’s prime rate (4.25% at June 30, 2003).

(2)          The Company’s long-term debt carries interest rates of 6% to 8%.

(3)          Assumes debentures, due in April 2006, will not be converted into shares of Sento’s common stock.

In addition to the above contractual obligations, the Company is contingently liable for an equipment lease that was assumed by Echopass Corporation.  The lease expires in June 2004 and calls for monthly lease payments of $6,140.

For the three months ended June 30, 2003, net cash provided by operations was $395,000 as compared to $1,834,000 for the three months ended June 29, 2002.  During the three months ended June 30, 2003 the Company used $37,000 of cash for investing activities as compared to generating $106,000 from investing activities during the three months ended June 29, 2002.  During the three months ended June 29, 2003, the Company used $202,000 for financing activities as compared to using $280,000 for financing activities during the three months ended June 29, 2002.

Historically the Company’s primary sources of liquidity have been cash received from sales of assets and cash provided through private sales of equity and debt, as well as borrowings under a bank line of credit. During the three years ended March 31, 2003 and the three months ended June 30, 2003, liquidity and cash were also provided by positive cash flow from operations.  In addition, the Company has financed some of the equipment utilized in its business through long-term leasing and loan arrangements.  However, leasing and other finance companies have become much more restrictive in providing financing because of the economic downturn, making it more difficult for the Company to obtain equipment financing.  The growth of the Company has consumed substantial amounts of cash, and the Company may be required to obtain additional financing to sustain current operations.  In the event the Company is not able to find additional sources of funding and enter into financing transactions on reasonable terms, its ability to sustain current operations will be limited, or it may be forced to reduce or suspend its operations.  There can be no assurance that the Company will be able to obtain necessary capital funding on terms favorable to the Company, if at all.

The statements contained in this Quarterly Report on Form 10-QSB that are not purely historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All forward-looking statements involve various risks and uncertainties.  Forward-looking statements contained in this Report include statements regarding the Company’s plans to develop and deliver integrated information technology services, market opportunities and acceptance, expectations, goals, revenues, financial performance, strategies, mission and intentions for the future.  Such forward-looking statements are included under “Management’s Discussion and Analysis or Plan of Operations” and encompass Sento’s beliefs, expectations, hopes or intentions regarding future events.  Words such as “expects,” “believes,” “anticipates,” “should,” and “likely” also identify forward-looking statements. All forward-looking statements included in this Report are made as of the date hereof, based on information available to the Company as of such date, and the Company assumes no obligation to update any forward-looking statement.  It is important to note that such statements may not prove to be accurate and that the Company’s actual results and future events could differ materially from those anticipated in such statements.  Among the factors that could cause actual results to differ materially from the Company’s expectations are those described under “Management’s Discussion and Analysis or Plan of Operations—Risks Related to Existing and Proposed Operations.”  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section and other factors included elsewhere in this Report.

Risks Related to Existing and Proposed Operations

In addition to other information in this Report, the following are important factors that should be considered carefully in evaluating the Company and its business.

Volatile Economic Conditions Have Affected and Will Likely Continue to Affect Sento’s Operations and Financial Results.  Volatile economic conditions have adversely affected the Company’s operations and financial results.  The slowing economy has resulted in increased pricing pressures and lower call volumes from existing clients, and may have limited the Company’s ability to attract new clients.  These factors have contributed to a decline in the Company’s revenues and net income and have resulted in the Company’s excess capacity to service call volumes.  A substantial percentage of the Company’s expenses is attributable to labor costs associated with staffing Customer Contact Solutions Centers, which the Company may not be able to reduce on short notice in order to compensate for unexpected shortfalls in call volumes.  The Company cannot forecast future fluctuations in economic conditions, and its operations and financial results may be materially and adversely affected by continued economic volatility.

Dependence on Key Clients.  Three clients accounted for approximately 58% of the Company’s revenues for the three months ended June 30, 2003.  These three clients accounted for approximately 30%, 16%, and 12%, respectively of revenues for fiscal 2003.  For the three months ended June 29, 2002, four clients accounted for approximately 72% of the Company’s revenues.  These four clients accounted for approximately 36%, 13%, 12%, and 11%, respectively of revenues for the three months ended June 29, 2002.

Consistent with industry standards, the Company’s contracts are generally cancelable by the client on short-term notice.  The Company’s loss of a significant amount of business with any of its key clients could have, and the loss of a substantial amount of business with any of its largest existing technical support clients would have, a material adverse effect on the Company’s business, financial condition, and results of operations.  In addition, the Company’s future revenue growth is dependent upon its ability to attract and retain new clients.

Liquidity and Capital Resources.  At June 30, 2003, the Company had working capital of $615,000 (representing a decline of 42% from March 31, 2003) and a cash and short-term investment balance of $2,739,000 (representing an increase of 6% from March 31, 2003).  Future growth, particularly growth in excess of planned growth, will depend on the Company’s ability to obtain financing. The historic growth rate of the Company’s Customer Contact Solutions operations (most of which was in the United States) has consumed substantial amounts of cash.  The Company anticipates that future growth of its operations in the United States can be supported with moderate capital investment by reconfiguring the existing space.  This reconfiguration will allow for approximately 350 additional seats without the need for additional real estate.  It should be noted that there is very little capital spending required for growth using offshore partners.  The Company may be required to pursue additional funding opportunities to sustain its current operations.  In the event the Company is not able to find such additional sources of funding, its ability to sustain current operations may be limited, or it may be forced to reduce or suspend its operations.  There can be no assurance that the Company will be able to obtain necessary capital funding on terms favorable to the Company, if at all.

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

Risks of Growth Strategy. The Company’s business strategy is premised, in part, upon expansion of its operations. Substantial risks accompany the Company’s growth plans. For example, the Company’s growth plans are dependent upon its ability to attract and retain new clients and additional business from existing clients.  The Company’s failure to attract and retain new clients and additional business from existing clients, or the loss of existing clients, will not only prevent the implementation of its business strategy, but may continue the current circumstance of excess personnel and physical facilities, which would have a negative impact on the Company’s results of operations and financial condition.

The Company’s growth plans are also subject to fluctuations in technology and industry standards, changes in customer requirements and preferences and general economic conditions, among other factors.  Many of these factors are beyond the Company’s control.  If the Company is incorrect in its assessment of the feasibility of its growth plans, or if circumstances change in a way that the Company did not foresee or anticipate, the Company may not be able to grow as planned or its growth strategy may have an adverse effect on its business operations and financial condition.

Reliance on a Software Company for Chat and Email applications.  The Company contracts with a software company to provide chat and email tools used with the Company’s CRM software, reporting and management services.  If this software company fails in its business efforts, the Company may be required to identify and retain one or more alternate third-party providers of such services and could experience service delays, interruptions, cancellations or increased costs.

Changing Needs of the Customer Contact Service Market.  The customer contact service industry is characterized by rapid technological change, changes in customer requirements and preferences, and the emergence of new industry standards and practices that could render the Company’s existing and proposed products, services, technology and systems obsolete.  To remain competitive, the Company must continually improve the performance, features, and reliability of its products and services, including its existing customer contact service applications, and develop new products and services that address the increasingly sophisticated and varied needs of its prospective clients.  If the Company cannot adapt or respond in a cost-effective and timely manner to changing industry standards, market conditions, or client’s requirements, its business and operating results would suffer and could negatively impact the Company’s financial condition.

The Company’s success may also depend in part on its ability to develop solutions that keep pace with continuing changes in information technology, evolving industry standards, and changing client requirements.  There can be no assurance that the Company will be successful in adequately addressing these developments on a timely basis or that, if these developments are addressed, the Company will be successful in the marketplace.  In addition, there can be no assurance that products or technologies developed by others will not render the Company’s services non-competitive or obsolete.  The Company’s failure to address these developments could have a material adverse effect on its business and financial condition.

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

Competition in Customer Contact Services Market.  The customer contact services market is relatively new and intensely competitive.  There are no substantial barriers to entry, and established or new entities may enter this market in the near future.  Furthermore, established enterprise software companies, including IBM, Hewlett-Packard Company, Microsoft Corporation, and similar companies, may leverage their existing relationships and capabilities to offer customer service applications.  The Company was a relatively early entrant in the customer self-services and chat markets.  Any delays in market acceptance of internet customer contact service applications in general, or the Company’s proposed products and services in particular, would likely harm the Company’s competitive position.  Delays would allow the Company’s competitors additional time to improve their service or product offerings, and also provide time for new competitors to develop e-business customer service applications and solicit prospective clients within the Company’s target markets.  Increased competition could result in additional pricing pressures, reduced operating margins and loss of market share.

Risk of Emergency Interruption of Customer Contact Solutions Center Operations.  The Company’s business depends to a large extent on computer and telecommunications equipment and software systems (both equipment and systems maintained by the Company and equipment and systems maintained by third parties).  The Company cannot provide any assurance that natural disaster, human error, equipment malfunction or inadequacy, or other events would not result in a prolonged interruption in the Company’s ability to provide support services to its clients.  The temporary or permanent loss of computer or telephone equipment or systems, through casualty, operating malfunction or otherwise, could have a material adverse effect on the Company.  Property and business interruption insurance may not be adequate to compensate the Company for all losses that it may incur.

Attracting, Training, and Retaining Quality Management and Employees.  The Company’s success will depend, in large part, on its ability to attract, retain and train highly qualified technical, managerial and marketing personnel with the required expertise.  The Company has not entered into employment agreements that require the services of any of its key managerial or technical personnel to remain with the Company for any specified period of time.  There can be no assurance that the Company will be able to attract and maintain the personnel necessary for the development and operation of its business or that it will be able to train its current employees on new developments in technology.  Specifically, the loss of any key personnel or an inability to attract, retain, train or motivate qualified personnel could have a material adverse effect on the Company’s business, financial condition and results of operations.

In addition, the Company’s total employee count has fluctuated from approximately 585 as of March 31, 2000 to a high of approximately 953 as of December 31, 2000, and has decreased to approximately 200 as of June 30, 2003.  The support required for one of the Company’s largest clients is seasonal.  There is, therefore, a necessity for very rapid increases in employees and subsequent decreases in the number of employees as the requirements for support change.  The Company cannot provide any assurance that its current management team can successfully manage the Company’s rapidly evolving business, and any failure to do so could have a material adverse effect upon the Company’s operating results.

During the time period beginning July 2000 and continuing to date, the Company has partnered and continues to partner with offshore entities that supply Customer Contact Center services on a contract basis to the Company.  Currently there are approximately 170 agents in these offshore contracted Customer Contact Centers. Managing the quality of services rendered to the Company’s clients is further complicated by the remote location and language and cultural differences of agents supplying these services, and there can be no assurance that the Company can adequately manage these remote agents.  The lack of proper management of these offshore agents or the delivery of low-quality services by such agents could have a material adverse effect upon the Company’s operating results.

Dependence on Industry Trend to Outsource Services.  The Company’s business depends in large part on the trend within the IT industry to outsource certain services.  The Company cannot provide any assurance that this trend will continue or that, if the trend continues, it will continue at the same rate of growth.  The failure of this trend to continue could have a material adverse effect on the Company’s business, financial condition, and results of operations.

Potential Significant Fluctuations in Quarterly Results.  The value of individual transactions can constitute a substantial percentage of the Company’s quarterly revenue, and particular transactions may generate a substantial portion of the operating profits for a quarter.  Because the Company’s staffing and other operating expenses are based on anticipated revenue levels, and a high percentage of its expenses are fixed, delays in the receipt of orders can cause significant variations in operating results from quarter to quarter.  In addition, the Company may expend significant resources pursuing potential sales that will not be consummated.  The Company also may choose to reduce prices or to increase spending in response to competition or to pursue new market opportunities, which may adversely affect its operating results.

In particular, the Company’s quarterly revenues from its Customer Contact Solutions Center operations are potentially volatile.  Such revenues are principally a function of the number of support requests received by the Company, and the time spent on such requests.  Consequently, the Company’s profitability may be adversely affected if the Company receives fewer support requests than anticipated or the time spent in resolving inquiries is greater than anticipated.

For the reasons identified above, management believes that period-to-period comparisons of the Company’s results of operations may not be meaningful and that no one should rely upon them as an indication of future performance.  Furthermore, the Company cannot provide any assurance that it will be able to achieve or sustain profitability on a quarterly basis.

Volatility of Stock Price.  The trading price of the Company’s Common Stock has fluctuated widely in response to variations in quarterly operating results, announcements by the Company or its competitors, industry trends, general economic conditions or other events or factors.  Such fluctuations, as well as fluctuations in the trading volume of the Common Stock, may continue in the future.  Regardless of the general outlook for the Company’s business, the announcement of quarterly operating results below analyst and investor expectations could have a material and adverse effect on the market price of the Common Stock.

The Company received a de-listing notice from Nasdaq on September 17, 2002, due to the bid for the Company’s Common Stock being below $1.00, the minimum bid price for continued listing on the Nasdaq Small Cap Market.  However, the Company was able to obtain an extension after a hearing before a Nasdaq Listing Qualification Panel ("Nasdaq Panel") that was held on October 24, 2002.  In addition, the Company’s shareholders voted in favor of amending the Company’s amended and restated articles of incorporation to effect a one-for-four reverse split of the outstanding shares of the Company’s Common Stock.  The reverse split became effective November 25, 2002 and the bid for the Company’s Common Stock has remained above $1.00 since that time and the Nasdaq Panel then determined to continue the Company's listing and close the hearing file.

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

Anti-Takeover Considerations.  The Company’s Articles of Incorporation and Bylaws, the Utah Revised Business Corporation Act, and the Utah Control Shares Acquisition Act each contain certain provisions that may have the effect of inhibiting a non-negotiated merger or other business combination.  The Company’s Articles of Incorporation grant to the Board of Directors the authority, without further action by the Company’s shareholders, to fix the rights and preferences of, and issue shares of preferred stock.  These provisions may deter hostile takeovers or delay or prevent changes in control of the Company or changes in the Company’s management, including transactions in which shareholders might otherwise receive a premium for their shares over the then-current market prices.  In addition, these provisions may limit the ability of shareholders to approve transactions that they may deem to be in their best interests.

Common Stock Eligible for Future Sale.  Sales of substantial amounts of the Common Stock or the perception that such sales could occur, could have a negative impact on the prevailing market prices for the Common Stock.  As of July 31, 2003, the Company had 2,257,735 shares of Common Stock outstanding, substantially all of which were eligible as of such date under applicable securities laws for immediate sale in the public market without restriction, except for any shares purchased by any “affiliate” of the Company (as that term is defined under the rules and regulations of the Securities Act) which will be subject to the resale limitations of Rule 144 under the Securities Act or any successor rule (“Rule 144”). As of July 31, 2003, there remain up to 145,602 shares issuable upon conversion of debentures that may be eligible for immediate sale as described in Part II — Recent Sales of Unregistered Securities.

Dividends.  Dividends are payable on the Common Stock when, as and if declared by the Company’s Board of Directors.  No dividend has been declared or paid on the Common Stock to date.  At present the Company intends to retain any future earnings for use in its business and therefore does not anticipate paying any dividends on the Common Stock in the foreseeable future.

Item 3.    Controls and Procedures

As of June 30, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Senior Vice President of Finance, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14).  Based upon the evaluation, the Company’s management, including the Chief Executive Officer and Senior Vice President of Finance, concluded that, as of the date of that evaluation, the disclosure controls and procedures were effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.  Subsequent to the date of that evaluation, there have been no significant changes in the internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

PART II.                OTHER INFORMATION

Item 2.    Changes in Securities

Recent Sales of Unregistered Securities

As reported previously on Sento’s Form 10-KSB for the fiscal year ended March 31, 2003, on April 15, 2003, Sento issued an aggregate of $1 million of convertible debentures to 38 purchasers. Each debenture accrues interest at the rate of 8% per year, is convertible into Sento’s Common Stock at $1.75 per share, expires in three years, and has attached warrants with an exercise price of $2.25 to purchase one share of Common Stock for each $4 of debentures purchased. Those warrants expire on April 15, 2006. Each purchaser was an accredited investor and was provided with a private placement memorandum detailing Sento’s business and financial information, including copies of Sento’s Annual Report on Form 10-KSB for the fiscal year ended March 30, 2002 and Sento’s Quarterly Reports on Form 10-QSB for the periods ending June 29, 2002, September 28, 2002, and December 31, 2002. Sento paid commissions of $46,960 to a placement agent in connection with the sale of the convertible debentures and issued a warrant to purchase 50,000 shares to a finder. As of July 31, 2003, 157,925 shares of Common Stock have been issued upon conversion of such debentures.

The securities purchased in the above transactions were restricted securities taken for investment. Certificates for all debentures (and shares issued upon conversion of debentures) issued in such transactions bore a restrictive legend conspicuously on their face and stop-transfer instructions were noted respecting such certificates on our transfer records, except in circumstances in which Sento received a written opinion from legal counsel to the holders of such securities to the effect that due to the tacking of holding periods of previously held debentures (given in exchange for the recently issued debentures) such common share certificates issued on debenture conversion did not need to bear a restrictive legend. Each of the foregoing transactions was effected in reliance on the exemption from registration provided in Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D adopted thereunder as transactions not involving any public offering.

Item 6.    Exhibits and Reports on Form 8-K

a)              Exhibits attached to the 10-QSB are as follows:

Exhibit 31.1 and 32.1 – Certification of the Company’s Chief Executive Officer

Exhibit 31.2 and 32.2 – Certification of the Company’s Chief Financial Officer

b)             Reports on Form 8-K:

Current report dated April 24, 2003 filed for the purposes of disclosing to shareholders and the financial markets a press release also dated April 24, 2003 and filed as an exhibit to the Form 8-K.  This press release discussed the Company’s unaudited financial results for the fourth quarter and audited financial results for the year ending March 31, 2003.

Current report dated July 24, 2003 filed for the purposes of disclosing to shareholders and the financial markets a press release also dated July 24, 2003 and filed as an exhibit to the Form 8-K.  This press release discussed the Company’s unaudited financial results for the first quarter of the year ending March 31, 2004.

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

Dated August 13, 2003.