Form 10QSB
period 2003-09-30
SENTO CORP
filed 2003-11-13
CIK 4317

United States
Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2003

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

Yes ☒    No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 31, 2003
Common capital stock $.25 par value	2,337,738

Transitional Small Business Disclosure Format (check one):

Yes ☐    No ☒

SENTO CORPORATION

Quarterly Report on Form 10-QSB

Quarter ended September 30, 2003

i

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

SENTO CORPORATION

AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	September 30, 2003	March 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash	$2,274,448	$2,583,337
Accounts receivable, net	2,537,253	2,848,863
Other current assets	174,426	220,091
Total current assets	4,986,127	5,652,291

Property and equipment, net	3,694,834	4,130,921
Other assets	429,049	321,521
Total Assets	$9,110,010	$10,104,733

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt and capital leases	$2,013,953	$1,333,170
Accounts payable	1,494,307	1,728,768
Accrued liabilities	1,144,077	1,474,738
Deferred revenue and other current liabilities	265,458	46,453
Total current liabilities	4,917,795	4,583,129

Long-term debt and capital leases, net of current portion	563,909	888,825
Convertible debt	512,441	1,202,821
Total liabilities	5,994,145	6,674,775

Stockholders’ equity:
Common stock	580,885	524,953
Additional paid-in capital	12,567,123	11,919,653
Accumulated deficit	(10,032,143)	(9,014,648)
Total stockholders’ equity	3,115,865	3,429,958
Total Liabilities and Stockholders’ Equity	$9,110,010	$10,104,733

SENTO CORPORATION

AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2003	September 28, 2002	September 30, 2003	September 28, 2002

Revenue	$4,085,034	$3,485,775	$8,239,665	$7,708,509

Cost of sales	3,742,276	3,755,097	7,695,432	8,065,517

Gross profit (loss)	342,758	(269,322)	544,233	(357,008)

Selling, general and administrative expenses	663,586	615,134	1,264,933	1,203,122
Stock-based compensation	35,341	—	49,558	—
Operating loss	(356,169)	(884,456)	(770,258)	(1,560,130)

Non-cash charge for valuation of warrants and conversion of debentures	(46,154)	(21,613)	(102,546)	(42,255)
Other expense, net	(75,583)	(121,359)	(144,691)	(200,743)
Net loss	$(477,906)	$(1,027,428)	$(1,017,495)	$(1,803,128)

Basic and diluted net loss per share	$(0.21)	$(0.49)	$(0.46)	$(0.86)

Basic and diluted weighted average number of common and common equivalent shares outstanding	2,270,162	2,098,942	2,201,695	2,098,910

SENTO CORPORATION

AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	September 30, 2003	September 28, 2002
Cash flows from operating activities:
Net loss	$(1,017,495)	$(1,803,128)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	831,643	880,570
Accretion of debenture for warrant and non-cash charge for conversion of debentures	102,546	42,255
Stock-based compensation	49,558	—
Gain on disposal of assets	—	(5,030)
Revaluation of warrants issued for services	—	7,131
Write-down of assets held for sale	—	58,668
Realized loss on sale of short-term investments	—	8,806
Changes in operating assets and liabilities:
Accounts receivable	311,610	1,881,066
Other assets	(61,642)	(23,996)
Accounts payable	(234,461)	(44,958)
Accrued liabilities	(98,802)	56,672
Deferred revenue and other current liabilities	219,005	(198,203)
Net cash provided by operating activities	101,962	859,853
Cash flows from investing activities:
Proceeds from sale of short-term investments	—	132,090
Purchase of short-term investments	—	(16,980)
Proceeds from sale of equipment	—	9,440
Purchase of property and equipment	(330,362)	(241,352)
Net cash used in investing activities	(330,362)	(116,802)
Cash flows from financing activities:
Principal payments on long-term debt and debentures	(1,292,721)	(591,958)
Net borrowings under line of credit	664,934	—
Issuance of long-term debt and debentures	540,000	—
Proceeds from stock options exercised	7,298	—
Proceeds from stock issued through employee stock purchase plan	—	20,003
Net cash used in financing activities	(80,489)	(571,955)
Net increase (decrease) in cash	(308,889)	171,096
Cash at beginning of period	2,583,337	1,047,731
Cash at end of period	$2,274,448	$1,218,827

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$115,463	$134,528

Non-cash investing and financing activities:

Value of warrants issued with long-term debt and convertible debentures	$179,849	$—
Value of warrants issued to placement agent	36,031	—
Conversion of debentures (including accrued interest of $6,859)	383,554	—
Equipment purchased through capital lease	23,790	431,288

SENTO CORPORATION

AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

September 30, 2003

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

Operating results for the three and six months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2003.

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

The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of zero percent, risk-free interest rate of 2.8 percent, expected life of 5 years, and expected stock-price volatility of 68 percent.

The Company applies APB 25 in accounting for options issued under the Plan.  Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company’s net income (loss) would have been changed to the pro forma amounts indicated below for the three and six months ended September 30, 2003:

		Three Months	Six Months
Net loss	As reported	$(477,906)	$(1,017,495)
	Pro forma	(530,904)	(794,715)
Basic and diluted income (loss) per share	As reported	(0.21)	(0.46)
	Pro forma	(0.23)	(0.36)

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

The above-mentioned warrants were valued at $179,841 and $36,031, respectively, for the warrants included in the debenture offering and the warrants issued to the finder.  The value of the warrants included in the debenture offering was credited to additional paid in capital and charged as a discount against the book value of convertible debt.  The value of the warrants issued to the finder was capitalized as deferred financing costs with a corresponding credit to paid in capital.  The value of these warrants will be amortized over the life of the related debt.

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

Six months ended September 30, 2003

During the six months ended September 30, 2003, options to purchase 4,561 shares of common stock were exercised.

A credit to additional paid-in-capital of $215,872 was recorded for the valuation of the warrants discussed in note B.  In addition, debentures with a face value of $376,695, together with associated accrued interest of $6,859, were converted into 219,167 shares of the Company’s common stock.

On April 23, 2003, the Company’s Board of Directors approved an employee stock option exchange program (“Exchange Program”), pursuant to which the Company granted options to purchase 313,592 shares of the Company’s common stock at an exercise price of $1.60 per share in exchange for options to purchase 377,342 shares of the Company’s common stock at exercise prices in excess of $2.00 per share.  The new options issued under the Exchange Program are subject to variable plan accounting in accordance with FASB Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation” (“Interpretation 44”).  Under variable plan accounting, the Company is required to recognize compensation expense in its consolidated statements of operations for any increase in the market price of the Company’s common stock above $1.60 (the market price at April 23, 2003 which was the effective date of the exchange).  This compensation must be recorded on quarterly basis until the new options issued under the Exchange Program are exercised, forfeited or expire unexercised.  During the six months ended September 30, 2003, the Company recorded $49,558 of stock-based compensation for these options.

Of the options to purchase 377,342 shares of the Company’s common stock that were exchanged on April 23, 2003, options to purchase 100,980 shares of common stock were not cancelled as the corresponding new options replacing these options were issued under parallel option agreements.  The parallel option agreements allow the holders of options under the agreements to exercise either the new options issued on April 23, 2003 or the old, higher priced options that were effectively being replaced.  Under these agreements, a corresponding number of old options are cancelled upon the exercise of the parallel or new options.  If a holder of a parallel option elects to exercise an old option, a corresponding parallel option is cancelled.   Management believes that it is highly unlikely that any of the old options effectively being replaced under the parallel option agreements will be exercised due to their unfavorable pricing as compared to the parallel options.  Therefore, the old options associated with the parallel options have not been included in any pro forma calculations requiring disclosure under FASB 123 in the accompanying condensed consolidated financial statements.

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

Six months ended September 28, 2002

A total of 5,748 shares of common stock were purchased by employees under the Company’s Employee Stock Purchase Plan during the six months ended September 28, 2002.

D.            LOSS PER SHARE

Loss per share is computed in accordance with Financial Accounting Standards Board Standard 128, “Earnings Per Share.”  Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period.  Diluted income or loss per share reflects the potential dilution that could occur from shares of common stock issuable through stock options, warrants and other convertible securities, if dilutive.  Options and warrants to purchase 204,156 and 111,354 shares, respectively, of common stock have not been included in the calculation of diluted common stock outstanding for the three and six months ended September 30, 2003 because to do so would be anti-dilutive.  Options and warrants to purchase 1,176 and 8,784 shares, respectively, of common stock have not been included in the calculation of diluted common stock outstanding for the three and six months ended September 28, 2002 because to do so would be anti-dilutive.  Shares issuable pursuant to convertible debentures (345,934 shares as of September 30, 2003 and 64,350 shares as of September 28, 2002) have not been included in the calculations of diluted common stock outstanding for the three and six months ended September 30, 2003 and September 28, 2002 as to do so would be anti-dilutive.

The following tables set forth the computation of basic and diluted income (loss) per share for the three and six months ended September 30, 2003 and September 28, 2002:

	Three Months Ended
	September 30, 2003	September 28, 2002

Net loss	$(477,906)	$(1,027,428)
Denominator for basic and diluted net loss per share - weighted average shares	2,270,162	2,098,942

Basic and diluted net loss per share	$(0.21)	$(0.49)

	Six Months Ended
	September 30, 2003	September 28, 2002

Net loss	$(1,017,495)	$(1,803,128)
Denominator for basic and diluted net loss per share - weighted average shares	2,201,695	2,098,910

Basic and diluted net loss per share	$(0.46)	$(0.86)

F.             LINE OF CREDIT AND LONG-TERM DEBT

On April 15, 2003, the Company entered into a new loan agreement with a bank.  The new loan agreement includes a revolving credit line and two term loans.  Under the credit line, the Company can borrow up to $2,500,000 or 75% of eligible accounts receivable, after taking into account reserves that are based primarily on outstanding balances of the first of the two term loans.  The line of credit accrues interest at 2% over the bank’s prime rate (4.25% as of September 30, 2003) and matures on April 15, 2004.  As of September 30, 2003, the Company had $969,000 of borrowings outstanding under the line of credit, which is included in current portion of long-term debt in the accompanying condensed consolidated financial statements.

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

The Company also issued a warrant to the bank, in connection with obtaining the above credit facilities, to purchase 60,000 shares of Common Stock at $1.79 per share. The value ascribed to the warrant of $42,470 has been reflected as a debt discount with an offsetting credit to additional paid-in capital and is being amortized over the life of the related debt. The stock purchase warrant became exercisable on the date of issuance (April 15, 2003) and expires April 15, 2008.  Substantially all of the assets of the Company serve as collateral for the above line of credit and loans.

Item 2.  Management’s Discussion and Analysis or Plan of Operations.

General

Sento Corporation provides Web-enabled CRM (Customer Relationship Management) solutions for a diversified portfolio of organizations. These services include self-help, live chat via Text TalkSM, Web collaboration, email, and telephone. Utilizing a tested and proven technology set, Sento provides enhanced customer experience at a significant cost reduction compared to traditional models.

Subsequent to the end of the quarter, the Company announced that it has obtained new contracts for significant additional business.  The Company will be required to invest in additional equipment and hire additional personnel to service such contracts and new business. This requirement for additional capital comes at a time when leasing and other finance companies have become much more restrictive in providing financing because of the economic downturn, which coupled with the Company’s losses during the most recent eighteen months and its significant decrease in working capital have made it more difficult for the Company to obtain the needed capital for equipment financing and new hires.

The Company has also signed a lease for additional space in a new Utah location and has subleased to a third party a portion of the space in its existing location.  The Company is allowed to use cubicles owned by the new landlord.  This will allow the Company to take advantage of currently low lease rates to reduce its rent expenses (by moving some of its operations out of facilities with higher lease rates) and to forego certain capital expenditures that would otherwise be required to service the new business.  The new business described above will cause the Utah facilities to be utilized at near capacity.  The Company’s facility in Evanston, Wyoming, idled two years ago because of the loss of a significant customer, currently remains un-utilized.

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

Stock –Based Compensation. Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS 123) encourages entities to adopt a fair value based method of accounting for stock options or similar equity instruments.  However, it also allows an entity to continue measuring compensation cost for stock based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25).  The Company has elected to continue to apply the provisions of APB 25 and provide pro forma disclosures required by SFAS 123 in the footnotes to the consolidated financial statements.  Sento also issues equity-based incentive compensation to non-employees from time to time.  Pursuant to Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services, Sento accounts for these arrangements based on the fair value of the equity instrument issued.  The fair value of such instruments is measured each quarter as the related goods or services are provided.  The resulting change in value of the instrument is either charged or credited to income.

On April 23, 2003, the Company’s Board of Directors approved an employee stock option exchange program (“Exchange Program”), pursuant to which the Company granted options to purchase 313,592 shares of the Company’s common stock at an exercise price of $1.60 per share in exchange for options to purchase 377,342 shares of the Company’s common stock at exercise prices in excess of $2.00 per share.  The new options issued under the Exchange Program are subject to variable plan accounting in accordance with FASB Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation” (“Interpretation 44”).  Under variable plan accounting, the Company is required to recognize compensation expense in its consolidated statements of operations for any increase in the market price of the Company’s common stock above $1.60 (the market price at April 23, 2003 which was the effective date of the exchange).  This compensation must be recorded on a quarterly basis until the new options issued under the Exchange Program are exercised, forfeited or expire unexercised.

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

Excess Capacity.  Due to the loss of a significant customer in April 2002 as well as the continuing poor economic conditions in the U.S. technology sector in general, the Company has excess capacity to service additional call volumes.  Although the Company has been successful in replacing a portion of the revenue lost and currently anticipates that its Utah facilities will be utilized at near capacity to service the recently announced new business, the loss of this customer has continued to have an adverse effect on the Company’s revenues and profitability and will continue to have an adverse effect due to the current remaining non-utilization of the Evanston, Wyoming facility.  The Company believes that this excess capacity will be used in the foreseeable future, and therefore, a charge for impairment of long-lived assets is not necessary at this time.  The Company will continue to monitor and analyze this issue during the fiscal year in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Results of Operations

Three Months Ended September 30, 2003, Compared to Three Months Ended September 28, 2002

Revenues.  Revenues increased $599,000 or 17%, from $3,486,000 for the three months ended September 28, 2002 to $4,085,000 for the three months ended September 30, 2003.  The increase in revenue is due to an overall net increase in volume from existing clients as well as revenue generated from new clients.  The Company currently has excess capacity to service additional call volume, particularly in its Evanston, Wyoming facility.  This capacity was acquired in anticipation of higher demand for the Company’s services and to fulfill the required service commitments of two technology customers.  However, with the current economic conditions, it is difficult to predict the Company’s ability to fill this excess capacity with new business in the future.  In the event that the Company is unable to fill the unutilized capacity in the Evanston, Wyoming facility, it may have to record an impairment charge relating to its assets at that facility.

Cost of Sales.  Cost of sales decreased less than one percent or $13,000, from $3,755,000 for the three months ended September 28, 2002 to $3,742,000 for the three months ended September 30, 2003.  Management has reduced certain costs, and as a result of these reductions in costs, the Company reported a gross profit of $343,000 for the three months ended September 30, 2003 versus a $(269,000) loss at the gross profit line for last year’s second fiscal quarter.  The most significant cost savings resulted from consolidation of telephone and data services with the installation of a new PBX switch.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by 8%, or $49,000 from $615,000 for the three months ended September 28, 2002 to $664,000 for the three months ended September 30, 2003.  The increase in expenses is due mainly to increased selling personnel and marketing activity.  As a percentage of revenue, selling, general and administrative expenses decreased two percentage points to 16% of revenue for the three months ended September 30, 2003 from 18% of revenue for the three months ended September 28, 2002.  Management anticipates that selling, general and administrative expenses will increase in future periods as a result of increased selling efforts to improve sales.

Stock-based compensation.  During the three months ended September 30, 2003, the Company recorded a charge of $35,000 for variable-priced stock options issued in April 2003.  These options will be revalued on a quarterly basis with any change being recorded to stock-based compensation over the related vesting period.  There was no charge for stock-based compensation during the three months ended September 28, 2002, as there were no variable-priced stock options outstanding at that time.

Non-cash charge for valuation of warrants and conversion of debentures.  Non-cash charges for valuation of warrants and the conversion of debentures increased 109%, or $24,000 from $22,000 for the three months ended September 28, 2002 to $46,000 for the three months ended September 30, 2003.  This increase is due mainly to the conversion of debentures into common stock during the three months ended September 30, 2003 and an associated acceleration in debenture warrant accretion due to the conversions.  There were no conversions of debentures during the three months ended September 28, 2002.

Other expense, net.  Other expense decreased by 37%, or $45,000 from $121,000 for the three months ended September 28, 2002 to $76,000 during the three months ended September 30, 2003.  This decrease is primarily due to a $59,000 write-down of assets held for sale during the three months ended September 28, 2002.  There was no comparable write-down during the three months ended September 30, 2003.

Six Months Ended September 30, 2003, Compared to Six Months Ended September 28, 2002

Revenues.  Revenues increased $531,000 or 7%, from $7,709,000 for the six months ended September 28, 2002 to $8,240,000 for the six months ended September 30, 2003.  The increase in revenue is due to an overall net increase in volume from existing clients as well as revenue generated from new clients.  The Company currently has excess capacity to service additional call volume, particularly in its Evanston, Wyoming facility.  This capacity was acquired in anticipation of higher demand for the Company’s services and to fulfill the required service commitments of two technology customers.  However, with the current economic conditions, it is difficult to predict the Company’s ability to fill this excess capacity with new business in the future.  In the event that the Company is unable to fill the unutilized capacity in the Evanston, Wyoming facility, it may have to record an impairment charge relating to its assets at that facility.

Cost of Sales.  Cost of sales decreased 5%, or $370,000, from $8,065,000 for the six months ended September 28, 2002, to $7,695,000 for the six months ended September 30, 2003.  Management has reduced certain costs, and as a result of these reductions in costs, the Company reported a gross profit of $544,000 for the six months ended September 30, 2003 versus a $(357,000) loss at the gross profit line for last year’s first six months.  The most significant cost savings resulted from consolidation of telephone and data services with the installation of a new PBX switch.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by 5%, or $62,000 from $1,203,000 for the six months ended September 28, 2002, to $1,265,000 for the six months ended September 30, 2003.  The increase in expenses is mainly due to increased selling personnel and marketing activity.  As a percentage of revenue, selling, general and administrative expenses remained constant at 15% and 16%, respectively for the six months ended September 30, 2003, and September 28, 2002.  Management anticipates that selling, general and administrative expenses will increase in future periods as a result of increased selling efforts to improve sales.

Stock-based compensation.  During the six months ended September 30, 2003, the Company recorded a charge of $50,000 for variable-priced stock options issued in April 2003.  These options will be revalued on a quarterly basis with any change being recorded to stock-based compensation over the related vesting period.  There was no charge for stock-based compensation during the six months ended September 28, 2002, as there were no variable-priced stock options outstanding at that time.

Non-cash charge for valuation of warrants and conversion of debentures.  Non-cash charges for valuation of warrants and the conversion of debentures increased 145%, or $61,000 from $42,000 for the six months ended September 28, 2002, to $103,000 for the six months ended September 30, 2003.  This increase is due mainly to the conversion of debentures into common stock during the six months ended September 30, 2003, and an associated acceleration in debenture warrant accretion due to the conversions.  There were no conversions of debentures during the six months ended September 28, 2002.

Other expense, net.  Other expense decreased by 28%, or $56,000 from $201,000 for the six months ended September 28, 2002 to $145,000 during the six months ended September 30, 2003.  This decrease is primarily due to a $59,000 write-down of assets held for sale during the six months ended September 28, 2002.  There was no comparable write-down during the six months ended September 30, 2003.

Liquidity and Capital Resources

Cash and short-term investment balances decreased 12%, or $309,000 from $2,583,000 at March 31, 2003 to $2,274,000 at September 30, 2003.  Working capital decreased $1,001,000 during the same period, from $1,069,000 as of March 31, 2003, to $68,000 as of September 30, 2003. The primary reason for the decrease in working capital was principal payments of long-term debt and convertible debentures in excess of cash received from new long-term debt.

On April 15, 2003, the Company completed a refinancing of its convertible subordinated debentures.  The refinancing included the issuance of new convertible subordinated debentures and the issuance of a new $300,000, 8% term loan with a bank that was used to pay down a portion of the Company’s existing debentures.  In total, the Company issued 1,002 units at $1,000 each, consisting of one $990 debenture and warrants to purchase 250 shares of the Company’s common stock at $2.25 per share.  The debentures are convertible at any time into shares of the Company’s common stock at $1.75 per share.  The debentures mature on April 15, 2006, and the exercise period for the warrants expire on the same date.  Each existing debenture holder had the ability to exchange all or part of old debentures for the new debentures.  New debentures totaling $991,980 were issued, including the exchange of $531,630 in existing debentures. During the six months ended September 30, 2003, debentures with a face value of $376,695, together with associated accrued interest of $6,859, were converted into 219,167 shares of the Company’s common stock.

On April 15, 2003, the Company entered into a new loan agreement with a bank.  The new loan agreement includes a revolving credit line and two term loans.  Under the credit line, the Company can borrow up to $2,500,000 or 75% of eligible accounts receivable, after taking into account reserves that are based primarily on outstanding balances of the first of the two term loans.  The line of credit accrues interest at 2% over the bank’s prime rate (4.25% as of September 30, 2003) and matures on April 15, 2004.  As of September 30, 2003, the Company had $969,000 of borrowings outstanding under the line of credit, which is included in current portion of long-term debt in the accompanying condensed consolidated financial statements.

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

The Company has contractual obligations, including debt agreements and leases that will require the use of substantial amounts of cash.  The following table sets forth the Company’s contractual obligations as of September 30, 2003:

Contractual Obligations

Payments Due by Period

	Under 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Line of Credit (1)	$969,000	$—	$—	$—	$969,000
Long Term Debt (principal only) (2)	749,000	273,000	—	—	1,022,000
8% Convertible Debentures (principal only)(3)	—	605,000	—	—	605,000
Capital Leases	347,000	359,000	—	—	706,000
Operating Leases	915,000	1,033,000	250,000	—	2,198,000
Total Contractual Cash Obligations	$2,980,000	$2,270,000	$250,000	$—	$5,500,000

(1)          The Company’s credit line accrues interest at 2% over the bank’s prime rate (4.25% at September 30, 2003).

(2)          The Company’s long-term debt carries interest rates of 6% to 8%.

(3)          Assumes debentures, due in April 2006, will not be converted into shares of Sento’s common stock.

For the six months ended September 30, 2003, net cash provided by operations was $102,000 as compared to $860,000 for the six months ended September 28, 2002.  During the six months ended September 30, 2003 the Company used $330,000 of cash for investing activities as compared to $117,000 from investing activities during the six months ended September 28, 2002.  During the six months ended September 30, 2003, the Company used $80,000 for financing activities as compared to using $572,000 for financing activities during the six months ended September 28, 2002.

Historically the Company’s primary sources of liquidity have been cash received from sales of assets and cash provided through private sales of equity and debt, as well as borrowings under a bank line of credit. During the three years ended March 31, 2003, and the six months ended September 30, 2003, liquidity and cash were also provided by positive cash flow from operations.  In addition, the Company has financed some of the equipment utilized in its business through long-term leasing and loan arrangements.  However, leasing and other finance companies have become much more restrictive in providing financing because of the economic downturn, making it more difficult for the Company to obtain equipment financing.  Subsequent to September 30, 2003 the Company has obtained significant new contracts that require the Company to invest in equipment and hire additional personnel.  In addition because of the Company’s losses during the most recent eighteen months and the decrease in the Company’s working capital, it has become increasingly difficult for the Company to finance needed equipment purchases essential to the Company’s growth.  The Company’s excess capacity, coupled with the recent business growth of the Company, has consumed and will continue to consume substantial amounts of cash, and the Company will be required to obtain additional financing for its planned and committed growth and to sustain current operations.  In the event the Company is not able to find additional sources of funding and enter into financing transactions on reasonable terms, its ability to sustain current operations will be limited, or it may be forced to reduce or suspend its operations.  There can be no assurance that the Company will be able to obtain necessary capital funding on terms favorable to the Company, if at all.

The statements contained in this Quarterly Report on Form 10-QSB that are not purely historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All forward-looking statements involve various risks and uncertainties.  Forward-looking statements contained in this Report include statements regarding the Company’s plans to develop and deliver integrated information technology services, market opportunities and acceptance, expectations, goals, revenues, financial performance, strategies, mission and intentions for the future.  Such forward-looking statements are included under “Management’s Discussion and Analysis or Plan of Operations” and encompass Sento’s beliefs, expectations, hopes or intentions regarding future events.  Words such as “expects,” “believes,” “anticipates,” “should,” and “likely” also identify forward-looking statements. All forward-looking statements included in this Report are made as of the date hereof, based on information available to the Company as of such date, and the Company assumes no obligation to update any forward-looking statement.  It is important to note that such statements may not prove to be accurate and that the Company’s actual results and future events could differ materially from those anticipated in such statements.  Among the factors that could cause actual results to differ materially from the Company’s expectations are those described under “Management’s Discussion and Analysis or Plan of Operations---Risks Related to Existing and Proposed Operations.”  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section and other factors included elsewhere in this Report.

Risks Related to Existing and Proposed Operations

In addition to other information in this Report, the following are important factors that should be considered carefully in evaluating the Company and its business.

Volatile Economic Conditions Have Affected and Will Likely Continue to Affect Sento’s Operations and Financial Results.  Volatile economic conditions have adversely affected the Company’s operations and financial results.  The slowing economy has resulted in increased pricing pressures and lower call volumes from some existing clients, and may have limited the Company’s ability to attract new clients.  These factors have contributed to a decline in the historical Company’s revenues and net income and have resulted in the Company’s excess capacity to service call volumes.  A substantial percentage of the Company’s expenses is attributable to labor costs associated with staffing Customer Contact Solutions Centers, which the Company may not be able to reduce on short notice in order to compensate for unexpected shortfalls in call volumes.  The Company cannot forecast future fluctuations in economic conditions, and its operations and financial results may be materially and adversely affected by continued economic volatility.

Dependence on Key Clients.  Three clients accounted for approximately 57% of the Company’s revenues for the six months ended September 30, 2003.  These three clients accounted for approximately 33%, 12%, and 12%, respectively of revenues for fiscal 2003.  For the six months ended September 28, 2002, four clients accounted for approximately 74% of the Company’s revenues.  These four clients accounted for approximately 35%, 14%, 13%, and 12%, respectively, of revenues for the six months ended September 28, 2002.

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

Liquidity and Capital Resources.  At September 30, 2003, the Company had working capital of $68,000.  Future growth, particularly growth in excess of planned growth, will depend on the Company’s ability to obtain financing. The historic growth rate of the Company’s Customer Contact Solutions operations (most of which was in the United States) has consumed substantial amounts of cash.  Subsequent to September 30, 2003, the Company has obtained significant new contracts that require the Company to invest in equipment and hire additional personnel.  Because of the Company’s significant losses during the most recent eighteen months and the decrease in the Company’s working capital, it has become increasingly difficult for the Company to finance needed equipment purchases essential to the Company’s growth.  The Company’s historical excess capacity, coupled with the recent business growth of the Company has consumed substantial amounts of cash, and the Company will be required to obtain additional financing for its planned and committed growth and to sustain current operations.  In the event the Company is not able to find additional sources of funding and enter into financing transactions on reasonable terms, its ability to sustain current operations will be limited, or it may be forced to reduce or suspend its operations.  There can be no assurance that the Company will be able to obtain necessary capital funding on terms favorable to the Company, if at all.

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

Risks of Growth Strategy. The Company’s business strategy is premised, in part, upon fully utilizing excess personnel and physical facilities and subsequently upon expansion of its operations. Substantial risks accompany the Company’s growth plans. For example, the Company’s growth plans are dependent upon its ability to attract and retain new clients and additional business from existing clients.  The Company’s failure to attract and retain new clients and additional business from existing clients, or the loss of existing clients, will not only prevent the implementation of its business strategy, but may continue the current circumstance of excess personnel and physical facilities, which would have a negative impact on the Company’s results of operations and financial condition (see Liquidity and Capital Resources).

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

In addition, the Company’s total employee count has fluctuated from approximately 585 as of March 31, 2000 to a high of approximately 953 as of December 31, 2000, and decreased to approximately 200 as of June 30, 2003.  At October 31, 2003, the Company’s total employee count was approximately 450.  The support required for one of the Company’s largest clients is seasonal.  There is, therefore, a necessity for very rapid increases in employees and subsequent decreases in the number of employees as the requirements for support change.  The Company cannot provide any assurance that its current management team can successfully manage the Company’s rapidly evolving business, and any failure to do so could have a material adverse effect upon the Company’s operating results.

During the time period beginning July 2000 and continuing to date, the Company has partnered and continues to partner with offshore entities that supply Customer Contact Center services on a contract basis to the Company.  Currently there are approximately 160 agents in these offshore contracted Customer Contact Centers. Managing the quality of services rendered to the Company’s clients is further complicated by the remote location and language and cultural differences of agents supplying these services, and there can be no assurance that the Company can adequately manage these remote agents.  The lack of proper management of these offshore agents or the delivery of low-quality services by such agents could have a material adverse effect upon the Company’s operating results.

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

Common Stock Eligible for Future Sale.  Sales of substantial amounts of the Common Stock or the perception that such sales could occur, could have a negative impact on the prevailing market prices for the Common Stock.  As of October 31, 2003, the Company had 2,337,738 shares of Common Stock outstanding, substantially all of which were eligible as of such date under applicable securities laws for immediate sale in the public market without restriction, except for any shares purchased by any “affiliate” of the Company (as that term is defined under the rules and regulations of the Securities Act) which will be subject to the resale limitations of Rule 144 under the Securities Act or any successor rule (“Rule 144”).  As of October 31, 2003, there remain up to 69,196 shares issuable upon conversion of debentures that may be eligible for immediate sale as described in Part II — Recent Sales of Unregistered Securities.

Dividends.  Dividends are payable on the Common Stock when, as and if declared by the Company’s Board of Directors.  No dividend has been declared or paid on the Common Stock to date.  At present the Company intends to retain any future earnings for use in its business and therefore does not anticipate paying any dividends on the Common Stock in the foreseeable future.

Item 3.    Controls and Procedures

As of September 30, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Senior Vice President of Finance, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14).  Based upon the evaluation, the Company’s management, including the Chief Executive Officer and Senior Vice President of Finance, concluded that, as of the date of that evaluation, the disclosure controls and procedures were effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.  Subsequent to the date of that evaluation, there have been no significant changes in the internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

PART II.                OTHER INFORMATION

Item 2.    Changes in Securities

Recent Sales of Unregistered Securities

As reported previously on Sento’s Form 10-KSB for the fiscal year ended March 31, 2003, on April 15, 2003, Sento issued an aggregate of $1 million of convertible debentures to 38 purchasers. Each debenture accrues interest at the rate of 8% per year, is convertible into Sento’s Common Stock at $1.75 per share, expires in three years, and has attached warrants with an exercise price of $2.25 to purchase one share of Common Stock for each $4 of debentures purchased. Those warrants expire on April 15, 2006. Each purchaser was an accredited investor and was provided with a private placement memorandum detailing Sento’s business and financial information, including copies of Sento’s Annual Report on Form 10-KSB for the fiscal year ended March 30, 2002 and Sento’s Quarterly Reports on Form 10-QSB for the periods ending June 29, 2002, September 28, 2002, and December 31, 2002. Sento paid commissions of $46,960 to a placement agent in connection with the sale of the convertible debentures and issued a warrant to purchase 50,000 shares to a finder. As of October 31, 2003, 233,367 shares of Common Stock have been issued upon conversion of such debentures (84,356 shares of which were issued during the quarter ended September 30, 2003).

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

Item 6.    Exhibits and Reports on Form 8-K

a)              Exhibits attached to the 10-QSB are as follows:

Exhibit 10.1 – Canyon Park Technology Center Office Building Lease Agreement

Exhibit 10.2 – Sublease agreement between Sento Corporation and Symantec Corporation

Exhibit 31.1 and 32.1 – Certification of the Company’s Chief Executive Officer

Exhibit 31.2 and 32.2 – Certification of the Company’s Chief Financial Officer

b)             Reports on Form 8-K:

Current report dated October 21, 2003 for the purposes of disclosing to shareholders and the financial markets a press release also dated October 21, 2003 and furnished as an exhibit to the Form 8-K.  This press release discussed the Company’s unaudited financial results for the quarter and six months ended September 30, 2003.

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

Dated November 13, 2003.