Form 10QSB
period 2003-12-31
SENTO CORP
filed 2004-02-10
CIK 4317

United States

Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-QSB

☒

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended December 31, 2003

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

Yes  ☒       No    ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at January 31, 2004
Common capital stock	2,448,321
$.25 par value

Transitional Small Business Disclosure Format (check one):

Yes  ☐       No    ☒

SENTO CORPORATION

Quarterly Report on Form 10-QSB

Quarter ended December 31, 2003

i

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

SENTO CORPORATION

AND SUBSIDIARY

Condensed Consolidated Balance Sheets

ASSETS

	December 31, 2003	March 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash	$1,402,371	$2,583,337
Accounts receivable, net	3,161,422	2,848,863
Other current assets	255,415	220,091
Total current assets	4,819,208	5,652,291

Property and equipment, net	3,932,518	4,130,921
Other assets	439,358	321,521
Total Assets	$9,191,084	$10,104,733

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt and capital leases	$1,630,374	$1,333,170
Accounts payable	1,608,372	1,728,768
Accrued liabilities	1,653,834	1,474,738
Deferred revenue and other current liabilities	38,393	46,453
Total current liabilities	4,930,973	4,583,129

Long-term debt and capital leases, net of current portion	404,683	888,825
Convertible debt	442,868	1,202,821
Total liabilities	5,778,524	6,674,775

Stockholders’ equity:
Common stock	602,293	524,953
Additional paid-in capital	12,983,869	11,919,653
Accumulated deficit	(10,173,602)	(9,014,648)
Total stockholders’ equity	3,412,560	3,429,958
Total Liabilities and Stockholders’ Equity	$9,191,084	$10,104,733

See accompanying notes.

SENTO CORPORATION

AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002

Revenue	$5,200,254	$3,952,971	$13,439,919	$11,661,480

Cost of sales	4,191,801	3,624,857	11,887,233	11,690,374

Gross profit (loss)	1,008,453	328,114	1,552,686	(28,894)

Selling, general and administrative expenses	737,599	588,572	2,002,532	1,791,694
Stock-based compensation	275,189	—	324,747	—
Operating loss	(4,335)	(260,458)	(774,593)	(1,820,588)

Non-cash charge for valuation of warrants and conversion of debentures	(48,233)	(22,627)	(150,779)	(72,013)
Other expense, net	(88,891)	(89,866)	(233,582)	(283,478)
Net loss	$(141,459)	$(372,951)	$(1,158,954)	$(2,176,079)

Basic and diluted net loss per share	$(0.06)	$(0.18)	$(0.51)	$(1.04)

Basic and diluted weighted average number of common and common equivalent shares outstanding	2,372,232	2,099,960	2,258,541	2,099,260

See accompanying notes.

SENTO CORPORATION

AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	December 31, 2003	December 31, 2002
Cash flows from operating activities:
Net loss	$(1,158,954)	$(2,176,079)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,202,424	1,357,141
Accretion of debenture for warrant and revaluation of warrants issued for services	150,779	72,013
Stock-based compensation	324,747	—
Gain on disposal of assets	—	3,824
Write-down of assets held for sale	—	58,668
Realized loss on sale of short-term investments	—	11,618
Changes in operating assets and liabilities:
Accounts receivable	(312,559)	1,732,329
Other assets	(190,585)	(43,867)
Accounts payable	(120,396)	(284,778)
Accrued liabilities	411,579	583,114
Deferred revenue and other current liabilities	(8,060)	(205,790)
Net cash provided by operating activities	298,975	1,108,193
Cash flows from investing activities:
Proceeds from sale of short-term investments	—	965,238
Purchase of short-term investments	—	(19,562)
Proceeds from sale of equipment	—	37,834
Purchase of property and equipment	(904,185)	(272,728)
Net cash provided by (used in) investing activities	(904,185)	710,782
Cash flows from financing activities:
Principal payments on long-term debt and debentures	(1,555,794)	(879,800)
Net borrowings under line of credit	300,669	—
Issuance of long-term debt and debentures	621,563	—
Proceeds from stock options exercised	31,371	—
Proceeds from stock issued through employee stock purchase plan	26,435	21,898
Net cash used in financing activities	(575,756)	(857,902)
Net increase (decrease) in cash	(1,180,966)	961,073
Cash at beginning of period	2,583,337	1,047,731
Cash at end of period	$1,402,371	$2,008,804

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$181,164	$243,273

Non-cash investing and financing activities:

Value of warrants issued with long-term debt and convertible debentures	$179,841	$—
Value of warrants issued to placement agent	36,031	—
Conversion of debentures (including accrued interest of $7,483)	476,774	—
Equipment purchased through capital lease	23,790	431,288

See accompanying notes.

SENTO CORPORATION

AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

December 31, 2003

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

Operating results for the three and nine months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2003.

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

The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of zero percent, risk-free interest rate of 3.2 percent, expected life of 5 years, and expected stock-price volatility of 68 percent.

The Company applies APB 25 in accounting for options issued under the Plan.  Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company’s net loss would have been changed to the pro forma amounts indicated below for the three and nine months ended December 31, 2003:

		Three Months	Nine Months
Net loss	As reported	$(141,459)	$(1,158,954)
	Pro forma	(195,064)	(989,779)
Basic and diluted loss per share	As reported	(0.06)	(0.51)
	Pro forma	(0.08)	(0.44)

The full impact of calculating compensation cost for stock options under SFAS 123 may not be representative of the effects on reported net loss for future years.

B.            CONVERTIBLE DEBT

On April 15, 2003, the Company completed a refinancing of its convertible subordinated debentures.  The refinancing included the issuance of new convertible subordinated debentures and a new $300,000, 8% term loan with a bank that was used to pay down a portion of the Company’s existing debentures.  In total, the Company issued 1,002 units at $1,000 each, consisting of one $990 debenture and warrants to purchase 250 shares of the Company’s common stock at $2.25 per share.  The debentures are convertible at any time into shares of the Company’s common stock at $1.75 per share.  The debentures mature on April 15, 2006, and the exercise period for the warrants expire on the same date.  Each existing debenture holder had the ability to exchange all or part of his/her old debentures for the new debentures.  New debentures totaling $991,980 were issued, including the exchange of $531,630 in existing debentures.  The Company also issued warrants to a finder for 50,000 shares of common stock that expire on April 15, 2006, 37,500 of which are exercisable at $1.60 per share, and 12,500 of which are exercisable at $2.25 per share.

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

C.            COMMON STOCK

Nine months ended December 31, 2003

During the nine months ended December 31, 2003, options to purchase 19,564 shares of common stock were exercised and 18,231 shares of common stock were purchased by employees under the Company’s Employee Stock Purchase Plan

A credit to additional paid-in-capital of $215,872 was recorded for the valuation of the warrants discussed in note B.  In addition, debentures with a face value of $467,774, together with associated accrued interest of $7,483, were converted into 271,563 shares of the Company’s common stock.

On April 23, 2003, the Company’s Board of Directors approved an employee stock option exchange program (“Exchange Program”), pursuant to which the Company granted options to purchase 313,592 shares of the Company’s common stock at an exercise price of $1.60 per share in exchange for options to purchase 377,342 shares of the Company’s common stock at exercise prices in excess of $2.00 per share.  The new options issued under the Exchange Program are subject to variable plan accounting in accordance with FASB Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation” (“Interpretation 44”).  Under variable plan accounting, the Company is required to recognize compensation expense in its consolidated statements of operations for any increase in the market price of the Company’s common stock above $1.60 (the market price at April 23, 2003, which was the effective date of the exchange).  This compensation must be recorded on a quarterly basis until the new options issued under the Exchange Program are exercised, forfeited or expire unexercised.  During the nine months ended December 31, 2003, the Company recorded $324,747 of stock-based compensation for these options.

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

Nine months ended December 31, 2002

A total of 6,778 shares of common stock were purchased by employees under the Company’s Employee Stock Purchase Plan during the nine months ended December 31, 2002.

D.            LOSS PER SHARE

Loss per share is computed in accordance with Financial Accounting Standards Board Standard 128, “Earnings Per Share.”  Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period.  Diluted income or loss per share reflects the potential dilution that could occur from shares of common stock issuable through stock options, warrants and other convertible securities, if dilutive.  Options and warrants to purchase 355,718 and 192,809 shares, respectively, of common stock have not been included in the calculation of diluted common stock outstanding for the three and nine months ended December 31, 2003, because to do so would be anti-dilutive.  Options and warrants to purchase 113 and 5,894 shares, respectively, of common stock have not been included in the calculation of diluted common stock outstanding for the three and nine months ended December 31, 2002, because to do so would be anti-dilutive.  Shares issuable pursuant to convertible debentures (293,889 shares as of December 31, 2003, and 64,350 shares as of December 31, 2002) have not been included in the calculations of diluted common stock outstanding for the three and nine months ended December 31, 2003, and December 31, 2002, as to do so would be anti-dilutive.

The following tables set forth the computation of basic and diluted income (loss) per share for the three and nine months ended December 31, 2003 and December 31, 2002:

	Three Months Ended
	December 31, 2003	December 31, 2002

Net loss	$(141,459)	$(372,951)
Denominator for basic and diluted net loss per share - weighted average shares	2,372,232	2,099,960

Basic and diluted net loss per share	$(0.06)	$(0.18)

	Nine Months Ended
	December 31, 2003	December 31, 2002

Net loss	$(1,158,954)	$(2,176,079)
Denominator for basic and diluted net loss per share - weighted average shares	2,258,541	2,099,260

Basic and diluted net loss per share	$(0.51)	$(1.04)

F.             LINE OF CREDIT AND LONG-TERM DEBT

On April 15, 2003, the Company entered into a new loan agreement with a bank.  The new loan agreement includes a revolving credit line and two term loans (a third term loan was added by amending the loan agreement in October 2003).  Under the credit line, the Company can borrow up to $2,500,000 or 75% of eligible accounts receivable after taking into account reserves that are based primarily on outstanding balances of term loans outstanding with the bank.  The line of credit accrues interest at 2% above the greater of 4.25% or the bank’s prime rate (4.0% as of December 31, 2003).  As of December 31, 2003,

the Company had $605,000 of borrowings outstanding under the line of credit, which is included in current portion of long-term debt in the accompanying condensed consolidated financial statements.

The first term loan was extended to refinance the Company’s existing equipment financing term debt with the bank.  The funding of this loan was limited to the remaining principal balance on existing term loans with the bank ($513,983 as of the date of funding, May 6, 2003).  The loan calls for monthly principal and interest payments over 18 months and accrues interest at 8%.  The second term loan was extended to refinance a portion of the Company’s existing convertible debt.  The second term loan is in the amount of $300,000 and calls for monthly principal and interest payments over three years.  This loan accrues interest at 8%. The third term loan, totaling $81,563 was used for financing equipment.  The third term loan calls for principal and interest payments over 30 months and accrues interest at 10%.  The loan agreement calls for the Company to maintain certain profitability and net worth covenants.  As of December 31, 2003, the Company was in compliance with all debt covenants.  Substantially all of the assets of the Company serve as collateral for the above line of credit and loans.

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

During the quarter ended December 31, 2003, the Company announced that it has obtained new contracts for significant additional business.  The Company has been and will continue to be required to invest in additional equipment and hire additional personnel to service these new contracts.  The Company believes it will be able to obtain the necessary equipment financing to support its additional business, but there is no assurance it will be able to obtain the financing.  If it does obtain such capital, some of its current liabilities will shift to the long-term liability category and will thus improve Sento’s working capital position.

There are significant training and other costs involved in hiring large numbers of new employees needed to service the new contracts.  The Company hired over 450 new employees during the quarter ended December 31, 2003.  A small percentage of these new hires have not performed as required and have been or will be replaced to ensure that Sento’s clients receive satisfactory service levels.  This has resulted in additional training costs for replacements.  As the work for one of our seasonal clients concludes in April, the positions of approximately 170 temporary employees will be terminated as planned.

The Company has also signed a lease for additional space in a new Utah location. The Lessor provided the Company, at no cost to the Company, two hundred (200) workstations owned by the Lessor in its new facilities.  This has allowed the Company to take advantage of currently low lease rates, thus reducing its rent expense, and to not require certain capital expenditures that would have otherwise been incurred to service the new business.  In addition, the Company has generated additional cash flow by subleasing to a third party a portion of the space in its existing location in anticipation of the expiration of the existing lease in 2005.  At that time the Company headquarters will be moved to a new location in order to take advantage of significantly improved lease terms.

The new business described above has caused the Utah facilities to be utilized at near capacity during the latter part of the quarter ended December 31, 2003, and the Company expects that the Utah facilities will be utilized near capacity for the quarter ending March 31, 2004.  The Company’s facility in Evanston, Wyoming, idled two years ago, has been reopened as of the date of this Report.  Due in large part to the Company’s increased ability to better utilize these fixed costs, the Company’s gross margin percent increased from a gross margin loss for the nine months ended December 31, 2002 to a gross margin percent of 12% for the nine months ended December 31, 2003.

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

On April 23, 2003, the Company’s Board of Directors approved an employee stock option exchange program (“Exchange Program”), pursuant to which the Company granted options to purchase 313,592 shares of the Company’s common stock at an exercise price of $1.60 per share in exchange for options to purchase 377,342 shares of the Company’s common stock at exercise prices in excess of $2.00 per share.  The new options issued under the Exchange Program are subject to variable plan accounting in accordance with FASB Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation” (“Interpretation 44”).  Under variable plan accounting, the Company is required to recognize compensation expense in its consolidated statements of operations for any increase in the market price of the Company’s common stock above $1.60 (the market price at April 23, 2003, which was the effective date of the exchange).  This compensation must be recorded on a quarterly basis until the new options issued under the Exchange Program are exercised, forfeited or expire unexercised.

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

Results of Operations

Three Months Ended December 31, 2003, Compared to Three Months Ended December 31, 2002

Revenues.  Revenues increased $1,247,000 or 32%, from $3,953,000 for the three months ended December 31, 2002 to $5,200,000 for the three months ended December 31, 2003.  The increase in revenue is due to additional revenue generated from new clients (the Company announced significant new contracts in October 2003), and an overall net increase in volume from existing clients.  In addition, the Company recognized approximately $300,000 of additional revenue during the quarter ended December 31, 2003 that had previously been deferred, due to the uncertainty regarding the ultimate realization of this revenue.

Cost of Sales.  Cost of sales increased $567,000 or 16%, from $3,625,000 for the three months ended December 31, 2002, to $4,192,000 for the three months ended December 31, 2003.  Gross margin percent increased from 8% for the three months ended December 31, 2002 to 19% for the three months ended December 31, 2003.  This increase in gross margin is due to better utilization of overhead and fixed costs from increased sales volume, management’s cost reduction efforts, and the recognition of previously deferred revenue as discussed in the above paragraph.  The most significant cost savings resulted from the consolidation of telephone and data services with the installation of a new PBX switch.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $149,000, or 25% from $589,000 for the three months ended December 31, 2002, to $738,000 for the three months ended December 31, 2003.  The increase in expenses is due mainly to increased sales and marketing activity.  As a percentage of revenue, selling, general and administrative expenses decreased one percentage point to 14% of revenue for the three months ended December 31, 2003 from 15% of revenue for the three months ended December 31, 2002.  Management anticipates that selling, general and administrative expenses will increase in future periods as a result of increased selling efforts.

Stock-based compensation.  During the three months ended December 31, 2003, the Company recorded a charge of $275,000 for variable-priced stock options issued in April 2003.  These options will be revalued on a quarterly basis with any change being recorded to stock-based compensation over the related vesting period.  There was no charge for stock-based compensation during the three months ended December 31, 2002, as there were no variable-priced stock options outstanding at that time.

Non-cash charge for valuation of warrants and conversion of debentures.  Non-cash charges for valuation of warrants and the conversion of debentures increased 109%, or $25,000, from $23,000 for the three months ended December 31, 2002, to $48,000 for the three months ended December 31, 2003.  This increase is due mainly to the conversion of debentures into common stock during the three months ended December 31, 2003, and an associated acceleration in debenture warrant accretion due to the conversions.  There were no conversions of debentures during the three months ended December 31, 2002.

Nine Months Ended December 31, 2003, Compared to Nine Months Ended December 31, 2002

Revenues.  Revenues increased $1,779,000, or 15%, from $11,661,000 for the nine months ended December 31, 2002 to $13,440,000 for the nine months ended December 31, 2003.  The increase in revenue is due to an overall net increase in volume from existing clients as well as revenue generated from new clients.

Cost of Sales.  Cost of sales increased $197,000, or 2%, from $11,690,000 for the nine months ended December 31, 2002 to $11,887,000 for the nine months ended December 31, 2003.  Gross margin percent increased from a gross margin loss for the nine months ended December 31, 2002 to a gross margin percent of 12% for the nine months ended December 31, 2003.  This gross margin percent improvement is due to better utilization of overhead and fixed costs from increased sales volume and management’s cost reduction efforts.  The most significant cost savings resulted from the consolidation of telephone and data services with the installation of a new PBX switch and increased revenues as described in the immediately preceding paragraph above.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $211,000, or 12%, from $1,792,000 for the nine months ended December 31, 2002 to $2,003,000 for the nine months ended December 31, 2003.  The increase in expenses is due mainly to increased marketing activity.  As a percentage of revenue, selling, general and administrative expenses remained constant at 15% of revenue for the nine months ended December 31, 2003 and the nine months ended December 31, 2002.  Management anticipates that selling, general and administrative expenses will increase in future periods as a result of the increased number of selling personnel and the associated efforts to improve sales.

Stock-based compensation.  During the nine months ended December 31, 2003, the Company recorded a charge of $325,000 for variable-priced stock options issued in April 2003.  These options will be revalued on a quarterly basis with any change being recorded to stock-based compensation over the related vesting period.  There was no charge for stock-based compensation during the nine months ended December 31, 2002, as there were no variable-priced stock options outstanding at that time.

Non-cash charge for valuation of warrants and conversion of debentures.  Non-cash charges for valuation of warrants and the conversion of debentures increased 110%, or $79,000 from $72,000 for the nine months ended December 31, 2002, to $151,000 for the nine months ended December 31, 2003.  This increase is due mainly to the conversion of debentures into common stock during the nine months ended December 31, 2003, and an associated acceleration in debenture warrant accretion due to the conversions.  There were no conversions of debentures during the nine months ended December 31, 2002.

Liquidity and Capital Resources

Cash decreased 46%, or $1,181,000 from $2,583,000 as of March 31, 2003 to $1,402,000 as of December 31, 2003.  Working capital also decreased $1,181,000 during the same period, from $1,069,000 as of March 31, 2003, to a negative $(112,000) as of December 31, 2003. The primary reason for the decrease in cash and working capital was the purchase of property and equipment needed to service new business and the principal payments of long-term debt and convertible debentures.  During the three months ended December 31, 2003 the Company obtained extended payment terms in the amount of approximately $372,000 from two vendors to purchase additional equipment .  In addition, as of December 31, 2003, the Company had approximately $880,000 available under its revolving line of credit with its bank.  The Company believes it will be able to obtain the necessary equipment financing to support its additional business, but there is no assurance it will be able to obtain the financing.  If it does obtain such capital, some of its current liabilities will shift to the long-term liability category and will thus improve Sento’s working capital position.

On April 15, 2003, the Company completed a refinancing of its convertible subordinated debentures.  The refinancing included the issuance of new convertible subordinated debentures and the pay down of a portion of the Company’s existing debentures using the proceeds of a new $300,000, 8% term loan with a bank that is more fully described below.  In total, the Company issued 1,002 units at $1,000 each, consisting of one $990 debenture and warrants to purchase 250 shares of the Company’s common stock at $2.25 per share.  The debentures are convertible at any time into shares of the Company’s common stock at $1.75 per share.  The debentures mature on April 15, 2006, and the exercise period for the warrants expire on the same date.  Each existing debenture holder had the ability to exchange all or part of old debentures for the new debentures.  New debentures totaling $991,980 were issued, including the exchange of $531,630 in existing debentures. During the nine months ended December 31, 2003, debentures with a face value of $476,774, together with associated accrued interest of $7,483, were converted into 271,563 shares of the Company’s common stock.

On April 15, 2003, the Company entered into a new loan agreement with a bank, including a revolving credit line and two term loans (a third term loan was added by amending the loan agreement in October 2003).  Under the credit line, the Company can borrow up to $2,500,000, or 75% of eligible accounts receivable, after taking into account reserves that are based primarily on outstanding balances of the first of outstanding term loans with the bank.  The line of credit accrues interest at 2% above the greater of 4.25% or the bank’s prime rate (4.0% as of December 31, 2003) and matures on April 15, 2004.  As of December 31, 2003, the Company had $605,000 of borrowings outstanding under the line of credit, which is included in current portion of long-term debt in the accompanying condensed consolidated financial statements.

The first term loan was extended to refinance the Company’s existing equipment financing term debt with the bank.  The funding of this loan was limited to the remaining principal balance on existing term loans with the bank ($513,983 as of the date of funding, May 6, 2003).  The loan calls for monthly principal and interest payments over 18 months and accrues interest at 8%.  The second term loan was extended to refinance a portion of the Company’s existing convertible debt.  The second term loan is in the amount of $300,000 and calls for monthly principal and interest payments over three years.  This loan accrues interest at 8%. The third term loan, totaling $81,563 was used for financing equipment.  The third term loan calls for principal and interest payments over 30 months and accrues interest at 10%.  The loan agreement calls for the Company to maintain certain profitability and net worth covenants.  Substantially all of the assets of the Company serve as collateral for the above line of credit and loans.

The Company has contractual obligations, including debt agreements and leases that will require the use of substantial amounts of cash.  The following table sets forth the Company’s contractual obligations as of December 31, 2003:

Contractual Obligations

Payments Due by Period

	Under 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Line of Credit (1)	$605,000	$—	$—	$—	$605,000
Long Term Debt (principal only) (2)	726,000	185,000	—	—	911,000
8% Convertible Debentures (principal only)(3)	—	514,000	—	—	514,000
Capital Leases	343,000	268,000	—	—	611,000
Operating Leases, net of subleases	859,000	1,199,000	1,000,000	—	3,058,000
Total Contractual Cash Obligations	$2,533,000	$2,166,000	$1,000,000	$—	$5,699,000

(1)   The Company’s credit line accrues interest at 2% above the greater of 4.25% or the bank’s prime rate (4.0% at December 31, 2003).

(2)   The Company’s long-term debt carries interest rates of 6% to 10%.

(3)   Assumes that the remaining debentures, due in April 2006, will not be converted into shares of Sento’s common stock even though $469,000 of the original $1,000,000 has been converted into shares of the Company’s common stock.

For the nine months ended December 31, 2003, net cash provided by operations was $299,000 as compared to $1,108,000 for the nine months ended December 31, 2002. The main reason for this decline in cash flow from operations was the increase in days sales outstanding in accounts receivable.  However, subsequent to the end of the quarter and as of the date of this Report, substantially all past due amounts from clients have been collected.  During the nine months ended December 31, 2003 the Company used $904,000 of cash for investing activities as compared to net proceeds from investing activities of $711,000 during the nine months ended December 31, 2002.  During the nine months ended December 31, 2003, the Company used $576,000 for financing activities as compared to using $858,000 for financing activities during the nine months ended December 31, 2002.

Historically the Company’s primary sources of liquidity have been cash flow provided through private sales of equity and debt, borrowings under a bank line of credit, and the sale of assets.  During the three years ended March 31, 2003, and the nine months ended December 31, 2003, liquidity and cash were also provided by positive cash flow from operations.  In addition, the Company has financed some of the equipment utilized in its business through long-term leasing and loan arrangements.  However, leasing and other finance companies have become much more restrictive in providing financing, which coupled with the Company’s financial performance during the most recent time period have made it more difficult for the Company to obtain the needed capital for equipment financing and new hires.  During the quarter ended December 31, 2003, the Company obtained significant new contracts that require the Company to invest in equipment and hire additional personnel.  The recent business growth of the Company has consumed and will continue to consume substantial amounts of cash, and the Company will be required to obtain additional financing for its planned and committed growth and to sustain current operations.  The Company believes it will be able to obtain equipment financing and fund and finance current operations.  However, in the event the Company is not able to find additional sources of funding and enter into financing transactions on reasonable terms, its ability to sustain current operations will be limited, or it may be forced to reduce or suspend its operations.  There can be no assurance that the Company will be able to obtain necessary capital funding on terms favorable to the Company, if at all.

The statements contained in this Quarterly Report on Form 10-QSB that are not purely historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All forward-looking statements involve various risks and uncertainties.  Forward-looking statements contained in this Report include statements regarding the

Company’s plans to develop and deliver integrated information technology services, market opportunities and acceptance, expectations, goals, revenues, financial performance, strategies, mission and intentions for the future.  Such forward-looking statements are included under “Management’s Discussion and Analysis or Plan of Operations” and encompass Sento’s beliefs, expectations, hopes or intentions regarding future events.  Words such as “expects,” “believes,” “anticipates,” “should,” and “likely” also identify forward-looking statements. All forward-looking statements included in this Report are made as of the date hereof, based on information available to the Company as of such date, and the Company assumes no obligation to update any forward-looking statement.  It is important to note that such statements may not prove to be accurate and that the Company’s actual results and future events could differ materially from those anticipated in such statements.  Among the factors that could cause actual results to differ materially from the Company’s expectations are those described under “Management’s Discussion and Analysis or Plan of Operations––Risks Related to Existing and Proposed Operations.”  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section and other factors included elsewhere in this Report.

Risks Related to Existing and Proposed Operations

In addition to other information in this Report, the following are important factors that should be considered carefully in evaluating the Company and its business.

Volatile Economic Conditions Have Affected and Will Likely Continue to Affect Sento’s Operations and Financial Results.  Volatile economic conditions have adversely affected the Company’s operations and financial results.  The slowing economy caused the Company to lose some clients and has also resulted in increased pricing pressures and lower call volumes from some existing clients, and may limit the Company’s ability to attract new clients.  These factors have contributed to a decline in the Company’s historical revenues and net income and have resulted in the Company’s excess capacity to service call volumes, although some of this excess capacity was used during the most recent fiscal quarter.  A substantial percentage of the Company’s expenses is attributable to labor costs associated with staffing Customer Contact Solutions Centers, which the Company may not be able to reduce on short notice in order to compensate for unexpected shortfalls in call volumes.  The Company cannot forecast future fluctuations in economic conditions, and its operations and financial results may be materially and adversely affected by continued economic volatility.

Dependence on Key Clients.  Two clients accounted for approximately 46% of the Company’s revenues for the nine months ended December 31, 2003.  These two clients accounted for approximately 34% and 12%, respectively of revenues for fiscal 2003.  For the nine months ended December 31, 2002, five clients accounted for approximately 80% of the Company’s revenues.  These five clients accounted for approximately 32%, 14%, 13%, 11% and 10%, respectively, of revenues for the nine months ended December 31, 2002.

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

Liquidity and Capital Resources.  At December 31, 2003, the Company had negative working capital of $(112,000).  Future growth, particularly growth in excess of planned growth, will depend on the Company’s ability to obtain financing. The historic growth rate of the Company’s Customer Contact Solutions operations (most of which was in the United States) has consumed substantial amounts of cash.  During the quarter ended December 31, 2003, the Company obtained significant new contracts that require the Company to invest in equipment and hire additional personnel.  The recent business growth of the Company has consumed and will continue to consume substantial amounts of cash, and the Company will be required to obtain additional financing for its planned and committed growth and to sustain current operations.  The Company believes it will be able to obtain equipment financing and fund and finance current operations.  However, in the event the Company is not able to find additional sources of funding and enter into financing transactions on reasonable terms, its ability to sustain current operations will be limited, or it may be forced to reduce or suspend its operations.  There can be no assurance that the Company will be able to obtain necessary capital funding on terms favorable to the Company, if at all.

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

Risks of Growth Strategy. The Company’s business strategy is premised, in part, upon fully utilizing excess personnel and physical facilities and subsequently upon expansion of its operations. Substantial risks accompany the Company’s growth plans. For example, the Company’s growth plans are dependent upon its ability to attract and retain new clients and additional business from existing clients.  The Company’s failure to attract and retain new clients and obtain additional business from existing clients, or the loss of existing clients, will not only prevent the implementation of its business strategy, but may cause the Company to return to the circumstance of excess personnel and physical facilities, which would have a negative impact on the Company’s results of operations and financial condition (see Liquidity and Capital Resources).

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

In addition, the Company’s total employee count has fluctuated from approximately 585 as of March 31, 2000, to a high of approximately 953 as of December 31, 2000, and decreased to approximately 200 as of June 30, 2003.  At January 31, 2004, the Company’s total employee count was approximately 705.  The support required for one of the Company’s largest clients is seasonal.  There is, therefore, a necessity for very rapid increases in the number of employees and subsequent decreases in the number of employees as the requirements for support change.  The Company cannot provide any assurance that its current management team can successfully manage the Company’s rapidly evolving business, and any failure to do so could have a material adverse effect upon the Company’s operating results.

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

Common Stock Eligible for Future Sale.  Sales of substantial amounts of the Common Stock or the perception that such sales could occur, could have a negative impact on the prevailing market prices for the Common Stock.  As of January 31, 2004, the Company had 2,448,321 shares of Common Stock outstanding, substantially all of which were eligible as of such date under applicable securities laws for immediate sale in the public market without restriction, except for any shares purchased by any “affiliate” of the Company (as that term is defined under the rules and regulations of the Securities Act) which will be subject to the resale limitations of Rule 144 under the Securities Act or any successor rule (“Rule 144”).  As of January 31, 2004, there remain up to 11,618 shares issuable upon conversion of debentures that may be eligible for immediate sale as described in Part II, Item 2. Changes in Securities:  Recent Sales of Unregistered Securities.

Dividends.  Dividends are payable on the Common Stock when, as and if declared by the Company’s Board of Directors.  No dividend has been declared or paid on the Common Stock to date.  At present the Company intends to retain any future earnings for use in its business and therefore does not anticipate paying any dividends on the Common Stock in the foreseeable future.

Item 3.   Controls and Procedures

As of December 31, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Senior Vice President of Finance, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14).  Based upon the evaluation, the Company’s management, including the Chief Executive Officer and Senior Vice President of Finance, concluded that, as of the date of that evaluation, the disclosure controls and procedures were effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.  Subsequent to the date of that evaluation, there have been no significant changes in the internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

PART II.                OTHER INFORMATION

Item 2.    Changes in Securities

Recent Sales of Unregistered Securities

As reported previously on Sento’s Form 10-KSB for the fiscal year ended March 31, 2003, on April 15, 2003, Sento issued an aggregate of $1 million of convertible debentures to 38 purchasers. Each debenture accrues interest at the rate of 8% per year, is convertible into Sento’s Common Stock at $1.75 per share, expires in three years, and has attached warrants with an exercise price of $2.25 to purchase one share of Common Stock for each $4 of debentures purchased. Those warrants expire on April 15, 2006. Each purchaser was an accredited investor and was provided with a private placement memorandum detailing Sento’s business and financial information, including copies of Sento’s Annual Report on Form 10-KSB for the fiscal year ended March 30, 2002 and Sento’s Quarterly Reports on Form 10-QSB for the periods ending June 29, 2002, September 28, 2002, and December 31, 2002. Sento paid commissions of $46,960 to a placement agent in connection with the sale of the convertible debentures and issued a warrant to purchase 50,000 shares to a finder. As of January 31, 2004, a total of 291,563 shares of Common Stock have been issued upon conversion of such debentures (52,396 shares of which were issued during the quarter ended December 31, 2003).  In addition, 18,928 shares of Common Stock were issued pursuant to the exercise of warrants to purchase 35,000 shares of Common Stock under cashless exercise provisions of the warrant agreements associated with the above mentioned convertible debentures.

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

Item 4.    Submission of Matters to Vote of Security Holders

On October 22, 2003, the Company held its Annual Meeting of Shareholders (the “Annual Meeting”).  At the Annual Meeting, two matters were submitted to the Company’s shareholders for consideration and approval.  Those matters, together with the voting results for each matter, are described in the following paragraphs.

1.

Six directors of the Company were elected to serve until the 2004 Annual Meeting of Shareholders of the Company.  The directors elected, together with votes received are: Gary B. Filler 2,124,461 votes; Patrick F. O’Neal 2,124,461 votes; Kieth E. Sorenson 2,008,280 votes; Kim A. Cooper 2,100,653 votes; Eric Olafson 2,100,653 votes; and Phillip J. Windley 2,100,653 votes.

2.

The Company’s shareholders approved a proposal to ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending March 31, 2004.  With respect to this proposal, there were 2,124,057 shares cast in favor of the proposal, 248 shares cast against the proposal, and 1,859 votes abstained.

Item 6.    Exhibits and Reports on Form 8-K

a)	Exhibits attached to the 10-QSB are as follows:

Exhibits 31.1 and 32.1 – Certifications of the Company’s Chief Executive Officer
Exhibits 31.2 and 32.2 – Certifications of the Company’s Chief Financial Officer

b)	Reports on Form 8-K:

Current report filed January 22, 2004 for the purpose of disclosing to shareholders and the financial markets a press release dated January 20, 2004 and furnished as an exhibit to the Form 8-K.  This press release discussed the Company’s unaudited financial results for the quarter and nine months ended December 31, 2003.

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

Dated February 9, 2004.