Form 10KSB
period 2004-03-31
SENTO CORP
filed 2004-05-20
CIK 4317

Use these links to rapidly review the document
Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒
Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2004 or

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

Common Stock, $.25 par value

        Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

        State Issuer's revenues for its most recent fiscal year: $21,396,118

        The aggregate market value of the Common Stock held by non-affiliates of the issuer, based upon the closing sale price of the Common Stock reported by the NASDAQ SmallCap Market on May 1, 2004, was approximately $27,636,000.

        The number of shares of Common Stock outstanding as of May 1, 2004 was 3,635,152.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Issuer's definitive proxy statement relating to its Annual Meeting of Stockholders are incorporated by reference in Items 9-12 and 14 of Part III of this report.

        Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

Table of Contents

PART I
Item 1.	Description of Business
General Overview
Background
Industry Overview
Business Strategy
Services
Significant Clients
Competition
Patents and Proprietary Technology
Research and Development
Employees
Proprietary Marks
Factors that May Affect Future Results
Item 2.	Description of Property
Location
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
PART II
Item 5.	Market for Common Equity and Related Stockholder Matters
Recent Sales of Unregistered Securities
Description of Capital Stock
Item 6.	Management's Discussion and Analysis or Plan of Operations
Overview
Critical Accounting Policies
Results of Operations
Liquidity and Capital Resources
Seasonality
Recently Issued Accounting Pronouncements
Item 7.	Financial Statements
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8A.	Controls and Procedures
PART III
Items 9, 10, 11 and 12
Item 13.	Exhibits and Reports on Form 8-K
Item 14.	Principal Accountant Fees & Services
SIGNATURES
FINANCIAL STATEMENTS

i

Special Note Regarding Forward-Looking Statements

        This Annual Report on Form10-KSB (this "Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements can be identified by the use of forward-looking words such as "anticipate," "estimate," "project," "likely," "believe," "intend," "expect" or similar words. These statements relate to our, and, in some cases, our clients' or business partners', future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. Such forward-looking statements are included under Item 1. "Business," Item 2. "Properties" and Item 6. "Management's Discussion and Analysis or Plan of Operations." All forward-looking statements included in this Report are made as of the date hereof, based on information available to us as of such date, and we assume no obligation to update any forward-looking statement. It is important to note that such statements may not prove to be accurate and that our actual results and future events will differ, and could differ materially, from those anticipated in such statements. Among the factors that could cause actual results to differ materially from the Company's expectations are those described under Item 1. "Description of Business—Factors that May Affect Future Results." Readers are also encouraged to review our other filings with the Securities and Exchange Commission (the "Commission") describing other factors that may affect our future results. All subsequent written and oral forward-looking statements attributable to Sento or persons acting on our behalf are expressly qualified in their entirety by this section and other factors included elsewhere in this Report.

PART I

Item 1. Description of Business.

General Overview

        Sento Corporation ("Sento," the "Company" or "we") designs, implements and manages high-tech solutions for customer acquisition, customer care, technical support and help-desk functions. We use modern customer contact centers, coupled with our state-of-the-art proprietary software systems (the "Customer Choice PlatformSM"), to provide domestic and international support services for Fortune 1000 companies, multinational companies, product manufacturers, and software companies.

        Our proprietary customer relationship management ("CRM") software, known as "ReciteSM" and other reporting and management tools, when integrated with communications points such as telephone, internet, chat, email, call-back, and self-help, provide solutions designed to help our clients reduce costs and improve customer satisfaction.

        By outsourcing customer care, customer acquisition, technical support or help-desk solutions to us, our clients can focus on their core businesses. The staffing, operation and management of efficient and cost-effective customer contact centers and the related technology are becoming more and more specialized, a business unto itself, and very different from the core business of most of our clients. The engagement of an outsourced customer contact service offers our clients the opportunity to focus their limited human and financial resources on lowering operating costs, reducing unnecessary capital expenditures, and other core objectives. We believe that the factors motivating organizations to outsource customer contact services are the desire to provide better customer satisfaction, to reduce costs, to lower headcount and to focus these human and financial resources on core business functions. Organizations are finding it increasingly difficult and expensive to service their non-core needs internally. As a result, outsourcing continues to gain favor across the business spectrum. Many business analysts believe this trend will continue to grow as technology becomes more complex and expensive and client resources need to be allocated in the most cost-effective manner possible.

Background

        Sento was formed in 1986 as a value-added reseller, formerly known as Spire Technologies, Inc. In 1996, we executed a share exchange with an existing public company. Sento is incorporated under the laws of the State of Utah. Our common stock is traded on the NASDAQ Small Cap Market under the symbol "SNTO." Throughout this Report, the word "client" refers to entities we serve, and the word "customer(s)" refers to our clients' customer(s).

        In 1997 and 1998, we undertook a strategic transition to focus our efforts on customer contact solutions. We constructed a new generation customer contact facility ("Customer Contact Solutions Center" or "CCSC")in American Fork, Utah. Subsequently, we have constructed four additional Customer Contact Solutions Centers, two of which are in Utah and two of which are in Wyoming. One of our Wyoming CCSCs is not currently in use and is available for subletting. In addition, through business alliances, we have contracted for the use of a CCSC in Delhi, India.

Industry Overview

        The customer contact services industry encompasses a broad spectrum of services and technology used to build long-term relations between clients and their customers. Effective outsourcers provide cost-effective, high-quality customer support solutions that enable clients to reduce costs and increase focus on core competencies.

        We believe many organizations face a rapidly changing, highly competitive environment in which improved customer contact center services and enhanced customer interactions can be a significant factor in improving products and services, lowering costs, increasing customer satisfaction, and building competitive advantages.

        Many senior executives and managers recognize the importance of information technology in their organizations and the potential benefits of improved customer service. At the same time, technological changes and the costs and time associated with implementing and using current solutions create tremendous pressure on organizations and their management. As the pace of advancement accelerates, an organization's ability to evaluate, design, integrate, deploy, and leverage new technology becomes a critical competitive issue.

        Staying abreast of rapid technological change, while maintaining the required operational efficiency of customer contact centers, is also becoming increasingly more difficult and expensive for companies. Running a contact center on a day-to-day basis requires a skill set and a level of expertise that differs from the core business of most clients. Understanding the inter-relationship of the various technological requirements as they relate to the needs of the various internal divisions of a client company requires significant time, as well as careful attention to the client's business needs. An outsourcer has the benefit of seeing many companies and how they operate, then applying that knowledge to the issues at hand with other client businesses.

        The challenge of maintaining an organization's focus on core business areas while attempting to recognize and benefit from rapid changes has prompted more and more organizations to seek outsourced customer contact center solutions. Organizations lacking this experience and know-how are finding it increasingly difficult and expensive to service all their needs in-house. As a result, "outsourcing" continues to gain favor across the business spectrum.

Business Strategy

        Our business strategy is to design, develop, implement, and manage customer contact solutions that enable our clients to effectively use leading-edge technology and diversified workforce management. By doing so, we position our clients to improve business operations, reduce operating expenses and increase overall customer satisfaction.

        Our business strategy is based on the following strategic initiatives:

        Customer Choice PlatformSM Technology Suite – Our proprietary software suite is designed to enable our clients, partners, and other service providers serving the same client to work from a proven unified software platform regardless of whether they are in the U.S. or in an offshore location. This technology suite, developed and hosted by us, provides a single repository for data entered from disparate locations and systems. Our technology suite facilitates seamless tracking of customer interactions throughout all touch points. Our customer relationship management software gathers information from every phone call, chat, email and self-help transaction connected to our technology suite, regardless of the service provider.

        Consulting – The first step for most of our clients toward decreasing costs and improving efficiencies and customer satisfaction is the utilization of Sento's consulting services. We focus on both macro and micro level processes and methodology. On the macro level, we work closely with clients to understand business needs and goals. We then develop appropriate strategies and processes, often by implementing our Customer Choice PlatformSM, which incorporates self-help, chat, email, phone, and fee-based phone services. On the micro level, we incorporate contact-blue printing that analyzes all aspects of customer contacts including system interactions, as well as developing appropriate customer satisfaction/feedback methods.

        Design, Develop, Implement, and Manage Leading Edge Customer Relationship Management and Contact Center Solutions and Methodologies – We develop strategies and methodologies designed to help our clients significantly reduce service costs, while increasing customer choices and satisfaction. Our business strategy utilizes a suite of options to allow our clients' customers to access a variety of contact points depending upon the customer's desire and choice at the time.

        We have assisted many of our clients in deflecting expensive phone interactions to more cost-effective Web solutions while maintaining the same or higher levels of service and quality. In all cases, we do not eliminate any single form of contact with the customer, but introduce more cost-effective forms and reallocate according to the needs and desires of our clients and their customers. This consultative function is designed to assist our clients in determining the best solution for their customer base. In situations when our clients desire continuing or an increased level of telephone contact with their customers, we provide highly skilled and very personable phone agents to enhance both fee-based and free-phone interactions. In consultation with our clients, we strive to deliver the preferred solution and methodology using a combination of telephone and Web solutions.

        Intensive Knowledgebase Architecture, Management and Scoring – We deliver innovative Web solutions through our proprietary "Customer Choice PlatformSM." This platform provides customers access to highly-effective self-help tools. If a particular issue is not resolved through self-help, customers can then proceed seamlessly to live chat, email, phone, and other live Web services chosen by our clients. This transition to live help is simply an extension of the customer's Customer Choice PlatformSM experience. Our unique CRM product records and delivers the customer's Web experience (i.e. the "click stream," operating system, browser version, and other important information) to the live agent. This information transfer allows the agent to know immediately which features of the Customer Choice PlatformSM the customer has accessed, and reduces the time to resolution. By monitoring customer activity and analyzing positive behavior, our tools are designed to report and improve the overall customer experience. Our skill and experience in knowledgebase architecture and management allows our clients to deliver information to customers in a timely and cost-efficient fashion. These tools are available to companies for a licensing fee using an application software provider ("ASP") model, even when we are not providing domestic or offshore labor. We currently support 17 foreign languages.

        Capitalize on Technology – Our Customer Contact Solutions Centers, which incorporate scientific workforce management, proven call center infrastructure and leading-edge solutions, are designed to enable clients to rapidly deploy and quickly capitalize on trends within their customer base. In addition, we use contact center resources in India.

        Our systems incorporate newer technologies such as Voice over IP ("VoIP") and hosted portal services. The integration of these systems provided by companies such as Nortel Networks, Cisco Systems, and AT&T promote high levels of economy and efficiency. Our technology policy requires that infrastructure be fully scalable, meet or exceed customer needs, and provide adequate redundancy and security.

        Our Customer Contact Solutions Centers go beyond a traditional telephone-centric customer support facility. We have acquired or developed systems that increase customer contact points through focusing on Internet interactions such as email, Web text chat, Internet calls, Web collaboration, Web callback interactions, and co-browsing, as well as using voice and fax communication. Our systems provide better efficiency than conventional telephone interactions. The increasing use of the Internet, as well as the rising levels of comfort and confidence of consumers with the Internet, is changing the manner in which businesses communicate and interact with their customers. We believe our Customer Choice PlatformSM and Customer Contact Solutions Centers position us to take advantage of these emerging opportunities.

        Utilize Global Labor Pools – We currently own and operate three Customer Contact Centers in Utah and one in nearby Wyoming. In addition, we currently use contact center resources in India on a contract basis. In the past we have operated and/or utilized centers in Scotland, Ireland and South Africa. We have determined that we can, in some instances, gain significant cost savings and/or language capabilities by utilizing non-U.S. labor. We currently contract services from India to handle chat and email transactions. To date, we have generally found the Indian workforce to be highly-educated and possessing above-average writing capabilities. In Europe, we have utilized offshore facilities when supporting European languages.

Services

        Our integrated Customer Choice PlatformSM and customer contact solutions are designed to enable our clients to effectively use leading-edge technology to improve their business processes and operating results. Clients rely on our Customer Choice PlatformSM, methodologies, and customer contact solutions to reduce costs associated with product/services support, while increasing customer satisfaction and brand loyalty. We strive to achieve these results in several ways:

        Customer Choice PlatformSM – We provide clients, through web interfaces, a robust inventory of tools. Through our Customer Choice PlatformSM, customer specific information is made available to customers. This information provides customers with the option of answering questions and resolving problems without ever going to a live person for assistance. If live assistance is necessary, however, the Customer Choice PlatformSM presents customer information related to live contact options (voice, chat, email or forums). The customer then can make an informed choice as to the best possible live contact option for him or her. For our clients, we track customer behavior while on the Customer Choice PlatformSM, which promotes quicker resolution to issues and increases customer satisfaction. The direct result is increased efficiency and overall cost reduction.

        Fee-Based Solution – We provide clients with a variety of fee-based options. By adopting fee-based solutions and methodologies, our clients charge customers for annual service contracts, multi-incident packets, single incidents, or even single minutes of support assistance. One option allows customers the added ability to move to the front of the queue at those times when waiting for a free contact is not acceptable. While currently used in the telephone environment, fee-based services can apply to any type of contact, whether delivered by telephone, chat, email, self-help, or a combination of these. Fee-based services can be used to route and prioritize interactions, enabling clients to offer multi-tiered service plans (e.g. silver, gold, platinum, etc.).

        We currently invoice our clients' customers directly using a credit card or 900-number billing systems (customers receive an invoice on their telephone bills). In the case of credit card billing, funds are deposited directly into the clients' merchant accounts. In some cases the revenue generated from these fee-based calls pays for a significant portion of the total cost of providing support. We believe that this option will achieve greater acceptance as client companies recognize that significant revenues to offset support costs can be generated from a very small number of transactions and that the customer has made an informed decision to choose this option.

        Customer Contact Solutions – We offer a broad range of customer contact outsourcing services, consisting principally of customer acquisition, sales, customer care, helpdesk, technical support, and the development and implementation of Web strategies to induce customers to use Web services. We use advanced systems, including web-enabled databases and reporting systems, Internet, local area networks ("LAN"), multi-user systems, Computer-Telephony Integration ("CTI"), CRM, and Integrated Voice Response ("IVR") technologies, to provide prompt and accurate support, while reducing the technology, personnel, and management expenses incurred by our clients.

        IVR is an automated self-help telephony system that responds with a voice menu that allows the user to make choices and enter information via the user's telephone keypad or by voice to receive information and accurately route the call to a service representative. IVR systems are used in our Customer Contact Solutions Centers to enhance the customer experience by assisting in routing the caller to the appropriate resource as quickly as possible and by limiting the amount of time required by a live agent to complete the interaction.

        Most importantly, our CRM tools allow our clients to view the activities and behavior of their customers in regard to the transactions we handle. These tools are easier and less expensive to deploy than more cumbersome enterprise CRM systems. They also can be integrated into enterprise CRM systems for deeper analysis. The information gathered and reported using our CRM tools facilitates our clients' efforts to improve the overall customer experience and to offer products designed to fulfill their customers' needs and desires.

  Customer Care. Our representatives are able to provide a variety of client specific services. These services may include billing and post-sale customer inquiries, tracking order status, credit-related transactions, providing product information, and generating resources for problem resolution, mining customer data, or compiling and creating reports of customer records for client-specific use.

  Customer Acquisitions. Our trained representatives are able to perform a variety of sales and customer-acquisition-related tasks. Among the services offered are cross-sell and up-sell, payment processing, billing information, pricing information, general inquiries, and customer assistance for common product questions. We are also able to capture customer profile information and interaction history and provide such information and history to the client for future sales and marketing efforts.

  Helpdesk. We can provide client-certified professionals acting on behalf of the client for helpdesk services to end-users and IT staffs. This is a powerful resource to address questions and problems involving applications, integrated desktop products, network support or other specialized areas of need. Utilizing our personnel, clients may develop programs to meet very specific requirements, and then implement those programs as a customer contact solution or as a supplement to the customer's in-house facility.

  Technical Support. Product support services are targeted towards OEMs, software publishers, hardware system manufacturers, and other entities requiring mid-level to high-end technical services. These services, which are more technical in nature than helpdesk or customer support services, are designed to provide customers with immediate and efficient access to "best-of-class" product support. We also deliver comprehensive first-level support (support related to product installation, features and configuration) to end users and manufacturers, combining hardware and network support with application support for proprietary and off-the-shelf programs. We have a history of delivering these services at significantly lower average handle times than industry norms. Our cost-effective tools and methodology enable us to deliver these services through self-service, free and fee-based phone, chat, and email.

        International Operations – Our clients and Sento both benefit by distributing some or all customer contacts to offshore locations. We have engaged a third-party service provider in India to assist in delivery of some of our chat and e-mail services, and have previously conducted operations through alliances in other offshore locations. These offshore locations can successfully handle a mix of voice, chat, and email transactions. Other locations are currently under consideration. These international operations provide our clients with more choices and greater control of their customer relationships. We believe offshore contact sites will help us to achieve levels of profitability that could be more difficult to realize in a large domestic urban area.

Significant Clients

        Two clients accounted for approximately 47% of our revenues for the year ended March 31, 2004. These two clients accounted for approximately 29%, and 18%, respectively, of our revenues for fiscal 2004. For fiscal 2003, four clients accounted for approximately 70% of our revenues. These four clients accounted for approximately 27%, 20%, 12%, and 11%, respectively, of revenues for fiscal 2003.

        Consistent with industry standards, our contracts are generally cancelable by the client on short-term notice. Our loss of a significant amount of business with any of our key clients could have, and the loss of a substantial amount of business with any of our larger existing technical support clients would have, a material adverse effect on our business, financial condition, and results of operations. In addition, our future revenue growth is dependent upon our ability to attract and retain new clients.

Competition

        The contact center industry is highly competitive, global in scope, and comprised of myriad enterprises and individuals. Methods of competition within the industry include, but are not limited to, marketing, product performance, price, product differentiation, service, technology, and compliance with industry standards. We anticipate that present and potential competition in the various markets we serve will come from enterprises and individuals of various types, many of which will likely be larger and will have greater resources than we. Firms not now in direct competition with us may introduce competing products in the future. It is possible for companies to be at various times competitors, customers, and collaborators in different markets. We believe that implementation of our strategy and methodology of delivering integrated contact center solutions, powered by the Web, constitutes a competitive advantage.

        We face significant and diverse competition in the customer contact solutions industry from a broad spectrum of international, national, regional and local enterprises. Our ability to compete will be driven by our niche approach, our competencies in leading-edge technologies, our deployment of Web solutions, our strategic and business alliances, and our efforts to aggressively establish a presence in other vertical markets such as the health care and the financial sectors.

        Given the extensive market opportunity in the customer contact center space, we believe that our strategy of providing the "best-of-breed" services, powered by the Web, will provide us with a competitive advantage in achieving growth and in capturing market share while reaching profitability objectives. Additionally, banks and other companies in the financial sector are beginning to recognize the value of outsourced customer contact solutions. We expect to direct considerable time and effort to establish a solid presence in this vertical market.

Patents and Proprietary Technology

        We do not own any patents nor have we submitted any patent applications relating to our products. We have a limited number of copyrights and have obtained licenses to create derivative works relative to copyrights owned by third parties. The ownership of such derivative works vests in the licensor. We claim trade name and trademark protection for our proprietary names and marks, and are seeking formal registration of certain of our trademarks. Accordingly, we do not believe that any particular patent or group of patents, copyrights, trademarks, or trade names is of material importance to the business as a whole.

Research and Development

        We compete in an industry that is characterized by rapid technological change. As our clients' needs change and evolve, and as Internet and Web technologies proliferate, we expect to incur additional expense in the development and improvement of our Customer Choice PlatformSM, customer contact solutions tools and offerings, and in the integration of our technology with third party platforms and software. To maintain our competitive edge in technology, we also intend to selectively utilize the research and development efforts of third-party technology providers and partners.

Employees

        We maintain a staff of trained personnel to provide support to our clients. We have a technically-competent employee base, which we enjoy from being geographically situated close to two major universities. We enhance employees' proficiency through our sophisticated performance management system. Employees receive positive performance feedback on a daily basis and are given access to training programs including Microsoft Certified Software Engineer, Novell Certification, and operating systems including Windows, Unix, and Linux. We also maintain a highly-proficient performance management team responsible for training and monitoring employees. Our rapidly expanding Customer Choice PlatformSM business has allowed us to reduce headcount from that of previous years. Meanwhile, our software engineering and web development groups continue to be a major focus within the organization.

        As of May 1, 2004, we had approximately 651 total employees, of which approximately 598 were full-time employees and approximately 53 were part-time employees. Competition for qualified personnel in our industry is intense. Our future success and growth will depend in large measure, upon our ability to attract and retain qualified management and technical personnel. There can be no assurance we will be able to attract and maintain all personnel necessary for the development and operation of our business, or that we will be able to train our current employees on new developments in technology. If we fail to attract and retain key management and technical personnel, our operations may be adversely affected. None of our employees is represented by a labor organization with respect to his or her employment. We have never had a work stoppage, and we consider our employee relations to be satisfactory.

Proprietary Marks

        We use many third-party products represented by registered or common-law trademarks, including the following trademarks: (1) Microsoft®, Windows® and MCSE®, which are trademarks of Microsoft; (2) CNE®, which is a trademark of Novell Inc; and (3) Linux™, which is a trademark of Linus Torvalds. This Report also contains trademarks of other companies including Nortel, which is a registered trademark of Nortel Networks; Cisco, which is a registered trademark of Cisco Systems Inc; and AT&T, which is a registered trademark of AT&T Corporation.

Factors that May Affect Future Results

        There are a number of factors that may affect our operating results, including the risks and uncertainties identified in the following paragraphs. In addition to other information set forth in this Report, readers should review and carefully consider the following factors.

Volatile economic conditions have affected and will likely continue to affect our operations and financial results.

        Volatile economic conditions have adversely affected our operations and financial results. The slowing economy in recent years caused us to lose some clients and also resulted in increased pricing pressures and lower call volumes from some existing clients. Slower economic conditions may limit our ability to attract new clients or retain existing clients. These factors contributed to the decline in our revenues and the net losses we experienced during most of 2002 and 2003. The slower economy also resulted in excess capacity to service call volumes. A substantial percentage of our expenses is attributable to labor costs associated with staffing Customer Contact Solutions Centers, which we may not be able to significantly reduce on short notice in order to compensate for unexpected shortfalls in call volumes. We cannot forecast future fluctuations in economic conditions, and our operations and financial results may be materially and adversely affected by economic volatility.

We repriced our employee stock options and may have significant volatility in our earnings if our stock price increases or decreases.

        In April 2003, we repriced certain employee and director stock options in an effort to provide an adequate incentive to assist in the retention and motivation of our employees and directors. Current accounting rules require us to adjust the amount of compensation expense we recognize in our financial statements for changes in the stock price until the stock options are exercised, forfeited or expire. In fiscal 2004 we recognized expense of $1,562,108 related to our repriced stock options. If our stock price is volatile, our future stock compensation charges may affect our profitability, either positively or negatively.

Several key clients represent a significant portion of our revenues, and the loss of a key client could affect our revenues and profitability.

        Two clients accounted for approximately 47% of our revenues for the year ended March 31, 2004. These two clients accounted for approximately 29% and 18%, respectively of our revenues for fiscal 2004. A key client, who accounted for 28% of revenues in fiscal 2002, cancelled its contract with us early in fiscal 2003. The loss of this client had a significant negative impact on our revenue and profitability in fiscal 2003 and for the first nine months of fiscal 2004, until this business was replaced.

        Our clients can generally cancel their contracts on short notice. It can take a significant amount of time to develop and obtain new clients and retrain employees to replace revenue from a lost client. Thus, the loss of any of our key clients could have a significant effect on our revenues and profitability. In addition, our future revenue growth is dependent upon our ability to attract and retain new clients.

We have a history of losses and may continue to experience losses.

        We experienced net losses in four of our last five fiscal years. In the fiscal years ended March 31, 2004 and 2003, we had net losses of $(1,465,230) and $(2,111,348), respectively, and we had an accumulated deficit of $(10,479,878) as of March 31, 2004. We may continue to incur net losses if we lose clients, are unable to attract and retain new clients or do not properly utilize our resources. We cannot ensure that we will be able to achieve or maintain consistent profitable operations.

We may be unable to attract, train and retain key management, technical and marketing personnel.

        Our success will depend, in large part, on our ability to attract, retain and train highly qualified technical, managerial and marketing personnel with the expertise required to successfully conduct our operations. We have not entered into employment agreements that obligate any of our key managerial or technical personnel to remain with us for any specified period of time. If we lose any key personnel or are unable to attract, retain, train or motivate qualified personnel, our business operations and financial condition may be materially and adversely affected.

A failure of our computers, telecommunications equipment or software systems could interrupt our ability to provide our services.

        Our business depends to a large extent on computers, telecommunications equipment and software systems (both equipment and systems maintained by us and equipment and systems maintained by third parties). A natural disaster, human error, equipment malfunction or inadequacy or multiple other events could result in a prolonged interruption in our ability to provide support services to clients or their customers. The temporary or permanent loss of computer or telephone equipment or systems, through casualty, operating malfunctions or otherwise, could have a material adverse effect on our operations, property or financial condition, and business interruption insurance may not be adequate to compensate for all losses that may be incurred.

We rely on a third-party software company for our chat and email applications.

        We contract with a third-party software company to provide chat and email tools used with our CRM software, reporting and management services. If this software company fails in its business efforts, we may lose our access to these software tools. Our failure to obtain adequate replacement software tools would cause us to experience service delays, interruptions or cancellations.

We are subject to collections risks and may be unable to collect our accounts receivable balances.

        We provide unsecured credit terms to our clients. Based on credit evaluations and other information gathered by our management, we establish credit terms for each client; however, there can be no assurance that our future credit losses will be consistent with management's expectations. A significant change in the liquidity or financial condition of one or more key clients, or a larger number of smaller clients, or further deterioration in the economic environment, in general, could have an adverse impact on the collectability of our accounts receivable and our future operating results.

Managing the utilization level of our resources is necessary in order to achieve our desired profitability.

        Our business strategy requires us to fully utilize excess personnel and physical facilities in an effort to increase our profits. As we expand our operations, we may not always be able to manage the level of personnel and facilities to reach our desired levels of utilization, which may affect our profitability. Also, if we lose existing clients, we may have excess personnel and physical facilities that would have an adverse effect on our business operations and our profitability.

Implementation of our growth plans will be dependent on our ability to market and sell our services to new and existing clients.

        Our growth plans are dependent upon our ability to attract and retain new clients and to generate additional business from existing clients. Our efforts to market and sell our services will be affected by fluctuations in technology and industry standards, changes in customer requirements and preferences, and general economic conditions, among other factors. Many of these factors are beyond our control. If we are incorrect in our assessment of the feasibility of our growth plans, if we are not effective in our efforts to market and sell our services or if circumstances change in a way that we did not foresee or anticipate, we may not grow as planned or our growth strategy may have an adverse effect on business operations and our profitability.

Competitive pressures could harm our financial performance.

        The market for customer contact services is highly fragmented and very competitive. In certain segments of the industry, however, the customer contact services industry has begun to experience a degree of consolidation, and the development of major customer contact center companies has resulted in an additional level of competition from service providers that have greater name recognition, larger installed customer bases, and significantly greater financial, technical, and marketing resources than we have. Large established enterprise software companies may leverage their existing relationships and capabilities to offer customer service applications. In other instances, many large companies provide their own in-house customer care support and customer training. Also, a number of existing companies have experienced rapid internal growth, and several of these companies have been active in acquiring smaller regional customer contact services companies and are becoming major competitors with a measurable share of this rapidly expanding market. If our competitors provide more efficient or less expensive services, we may lose market share and revenues.

A delay in market acceptance of our products and services could negatively impact our business and revenues.

        The customer contact services market is extremely competitive. We were a relatively early entrant in the customer self-services and chat markets; however, we have struggled in our efforts to market and sell our products and services and have been slow to develop certain business operations. Further delays in the development of our products and services would allow our competitors additional time to improve their service or product offerings, and also provide time for new competitors to develop e-business customer service applications and solicit prospective clients within our target markets. This would increase competition that could result in additional pricing pressures, and we may lose market share and revenues.

If we do not keep up with the rapid technological change experienced by the customer contact service market, our products and services may become obsolete and we may lose clients..

        The customer contact service industry is characterized by rapid technological change, alterations in customer requirements and preferences, and the emergence of new industry standards and practices. Our operating results and financial condition will depend, in part, on our ability to develop solutions that keep pace with continuing changes in information technology, evolving industry standards, and changing client requirements. There can be no assurance that we will be successful in adequately addressing these developments on a timely basis or that, if these developments are addressed, we will be successful in the marketplace. In addition, products or technologies developed by others could render our services non-competitive or obsolete. Our failure to address these developments could have a material negative effect on our business and financial condition.

If companies reduce their reliance on outsourced services, our revenues and financial condition may be adversely affected.

        Our business depends in large part on the trend within the IT industry to outsource certain services. We cannot provide any assurance that this trend will continue or that, if the trend continues, it will continue at the same rate of growth. The failure of this trend to continue could have a material adverse effect on our business, financial condition, and results of operations.

Market volatility and fluctuations in our stock price and trading volume may cause sudden decreases in the value of an investment in our common stock.

        The market price of our common stock has historically been, and we expect it to continue to be, volatile. This price has ranged between $1.41 and $17.89 in the fifty-two week period ended April 30, 2004. The market for our common stock has, from time-to-time, experienced extreme price and volume fluctuations, which have often appeared to be unrelated to our operating performance. Our stock price has also been affected by our own public announcements regarding such things as quarterly earnings, changes in clients, obtaining financing and corporate partnerships. Consequently, events both within and beyond our control may cause shares of our common stock to lose their value rapidly.

Our revenues and quarterly results can be volatile, which makes evaluating our business difficult.

        Individual client revenue transactions can constitute a substantial percentage of our quarterly revenue, and some revenue transactions may generate a substantial portion of the operating profits for a quarter. Our revenues are also a function of the number of support requests we receive, and the time we spend on such requests. Thus, if we receive fewer support requests than anticipated or the time spent in resolving inquiries is greater than anticipated, our revenues may decline. Further, delays in the receipt of orders can cause significant fluctuation in revenues from quarter to quarter.

        Because our staffing and other operating expenses are based on anticipated revenue levels, and a high percentage of our expenses are fixed, the volatility in our revenues can cause significant variations in operating results from quarter to quarter and we may not be able to achieve or sustain profitability on a quarterly basis. In addition, we may expend significant resources pursuing potential sales that will not be consummated. Furthermore, we may choose to reduce prices or to increase spending in response to competition or to pursue new market opportunities, which may adversely affect our operating results.

        For the reasons identified above, we believe that period-to-period comparisons of our revenues and operating results may not be meaningful and should not be considered an indication of future performance.

Shares eligible for future sale may cause the market price for our common stock to drop significantly, even if our business is doing well.

        We cannot predict the effect, if any, that future sales of our common stock or the availability of shares for future sale will have on the market price of our common stock from time to time. We have entered into registration rights agreements which contemplate that substantially all of our outstanding shares of common stock will become freely tradable in the public market. Other shares of our common stock issued in the future, including shares issued upon exercise of outstanding options and warrants, may become available for resale in the public market from time to time, and the market price of shares of our common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. In addition, sales of a substantial number of shares of our common stock in a short period of time could adversely affect the market price of our shares.

Provisions of our Articles of Incorporation and Bylaws could impair or delay stockholders' ability to replace or remove our management and could discourage takeover transactions that stockholders might consider to be in their best interests.

        Our Articles of Incorporation and Bylaws, the Utah Revised Business Corporation Act, and the Utah Control Shares Acquisition Act each contain certain provisions that may have the effect of inhibiting a non-negotiated merger or other business combination. Our Articles of Incorporation grant to our Board of Directors the authority, without further action by our stockholders, to fix the rights and preferences of, and issue shares of preferred stock. These provisions may deter hostile takeovers or delay or prevent changes in control of us or changes in our management, including transactions in which stockholders might otherwise receive a premium for their shares over the then-current market prices. In addition, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interests.

We have never declared a dividend on our common stock and we do not anticipate paying dividends in the foreseeable future.

        No dividends have ever been declared or paid on our common stock. We intend to retain any future earnings for use in our business and do not anticipate paying any dividends on the Common Stock in the foreseeable future.

Item 2. Description of Property

        Our principal executive offices are located in American Fork, Utah. This facility currently serves as our headquarters for our senior management and as a customer contact solution center. We have additional customer contact solution centers in American Fork and Orem, Utah, and in Evanston, Wyoming. We believe our existing facilities are adequate to meet current requirements and our immediate growth plans. All of our facilities are leased. The following table sets forth additional information concerning our facilities:

Location	General Usage	Approximate Square Feet	Monthly Rent		Lease Expiration
American Fork, Utah	Customer Contact Solution Center and Executive Offices	40,000	$37,869	(1)	September 05
American Fork, Utah	Customer Contact Solutions Center	15,300	$17,876		August 05
Orem, Utah	Customer Contact Solutions Center	29,300	$30,566	(2)	December 08
Evanston, Wyoming	Customer Contact Solutions Center	33,000	$9,625		June 05
Green River, Wyoming	Currently not in use	10,000	$11,920	(3)	July 08

(1)
We have entered into a sublease agreement for 19,678 square feet of this facility. The sublease agreement provides for payment to us of rental income of $16,565 per month through September 2005.

(2)
Monthly rent includes real estate taxes, insurance against loss, facility and property maintenance, security services and all utilities. Our lease agreement provides for a rent abatement, pursuant to which we will not be required to pay rent for nine of the months between July 2004 and December 2005.

(3)
Monthly rent includes real estate taxes, insurance against loss and facility and property maintenance. We have entered into a sublease agreement for 5,500 square feet of this facility. The sublease agreement provides for payment to us of rental income of $3,896 per month through July 2008.

In addition to the above space, we currently have an option to rent approximately 29,000 additional square feet in the Orem, Utah facility under the same basic terms and conditions of the current lease.

Item 3. Legal Proceedings

        From time to time, we are involved in litigation, most of which is incidental to our business. In our opinion, no litigation to which we currently are a party is likely to have a material adverse effect on the Company's results of operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

        Our common stock, par value $.25, is listed and traded under the symbol "SNTO" on the NASDAQ Small Cap Market maintained by the National Association of Securities Dealers (the "NASD"). The following table sets forth the range of high and low closing prices for our common stock for the periods indicated, as reported by the NASD. The quotations represent prices in the market between dealers in securities; they do not include retail markup, markdown or commissions, and do not necessarily represent actual transactions.

Quarter Ended	High	Low
March 31, 2004	$12.35	$3.97
December 31, 2003	$4.57	$2.28
September 30, 2003	$3.17	$1.94
June 30, 2003	$2.19	$1.35
March 31, 2003	$1.68	$1.15
December 31, 2002	$2.40	$1.57
September 28, 2002	$2.92	$2.00
June 29, 2002	$4.12	$2.88

        We did not pay or declare dividends on our common stock during the fiscal years ended March 31, 2004 and March 31, 2003. We currently anticipate that we will retain all available funds to finance our future growth and business expansion. We do not presently intend to pay cash dividends in the foreseeable future.

        As of May 1, 2004, we had 3,635,152 shares of common stock outstanding, held by 446 stockholders of record, which does not include stockholders whose shares are held in securities position listings.

Recent Sales of Unregistered Securities

        2004 Private Placement.    On March 30, 2004, we issued 634,962 shares of our common stock, together with warrants to purchase 126,992 shares of our common stock, to a group of institutional investors in a private placement for aggregate consideration of $6,705,198. The shares of common stock and warrants were sold in units of one share of common stock and one-fifth warrant at a price of $10.56 per unit. The Shemano Group, a registered broker-dealer, acted as agent in connection with the private placement in exchange for a payment of $469,364 and our issuance of warrants to purchase 30,000 shares of common stock. Each purchaser in the private placement provided representations that such purchaser was an accredited investor and was provided with information describing our business and financial condition. The warrants permit the holders to acquire shares of our common stock at an exercise price of $12.67 per share, are first exercisable on September 30, 2004, and remain exercisable for 42 months. The warrants include standard anti-dilution provisions pursuant to which the exercise price and number of shares issuable thereunder will be adjusted proportionately in the event of a stock split, stock dividend, recapitalization or similar transaction.

        Shareholder Relations Warrant.    Pursuant to a consulting agreement with Shareholder Relations, we issued to Shareholder Relations on or about August 1, 2003, as partial consideration for shareholder relations and other consulting services, a warrant to purchase 20,000 shares of our common stock. The warrant permits the holder to acquire shares of our common stock at an exercise price of $2.70 per share at any time prior to August 1, 2005. The warrants include standard anti-dilution provisions pursuant to which the exercise price and number of shares issuable thereunder will be adjusted proportionately in the event of a stock split, stock dividend, recapitalization or similar transaction.

        Consultant Warrant.    Pursuant to a consulting agreement with Remsen Funding Corporation of New York ("Remsen"), we have agreed to issue to Remsen, as partial consideration for consulting services, a warrant to purchase 5,000 shares of our common stock each month during the term of the agreement, which is terminable by either party at any time upon sixty days advance notice. Through the end of May 2004, we have issued to Remsen warrants to purchase 25,000 shares of common stock. The warrants permit the holder to acquire shares of common stock at an exercise price of $3.00 per share at any time prior to the date that is three and one-half years after the date of issuance. Each warrant vests with respect to 25% of the shares subject thereto on the first day of each calendar quarter following its issuance. The warrants also include a net exercise provision and anti-dilution provisions pursuant to which the exercise price and number of shares issuable thereunder will be adjusted proportionately in the event of a stock split, stock dividend, recapitalization or similar transaction. We have also granted the warrant holder piggyback registration rights with respect to any registration (other than on Form S-4 or Form S-8) that permits the registration of secondary sales.

        Bank Warrant.    In March 2004, we issued to our bank 47,655 shares of common stock pursuant to the exercise of warrants to purchase 60,000 shares of common stock under cashless exercise provisions of the warrant agreement. These warrants were issued on April 15, 2003 to our bank in connection with a refinancing and the renewal of our credit line.

        2003 Debentures.    On April 15, 2003, we issued an aggregate of $1 million of convertible debentures to 38 purchasers. Each debenture accrued interest at the rate of 8% per year, was convertible into shares of our common stock at $1.75 per share, expired in three years, and had attached warrants with an exercise price of $2.25 to purchase one share of our common stock for each $4 of debentures purchased. Those warrants expire on April 15, 2006. Each purchaser provided to us representations that such purchaser was an accredited investor and was provided with a private placement memorandum detailing our business and financial condition, including copies of our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2002 and our Quarterly Reports on Form 10-QSB for the periods ended June 29, 2002, September 28, 2002 and December 31, 2002. We paid commissions of $46,960 to a placement agent in connection with the sale of the convertible debentures and issued a warrant to purchase 50,000 shares to a finder. As of March 31, 2004, all such debentures had been converted into 576,380 shares of common stock. In addition, we issued 21,428 shares of common stock pursuant to the exercise of warrants to purchase 37,500 shares of our common stock associated with the above mentioned convertible debentures. Of the warrants exercised, 35,000 were exercised under cashless exercise provisions of the warrant agreements.

        Based on representations provided by the other parties to the transactions described above, we believe the securities issued and sold in the above transactions were restricted securities taken for investment. Certificates for all shares of common stock, warrants and debentures (and shares of common stock issued upon conversion of debentures or exercise of warrants) issued in such transactions bore a restrictive legend conspicuously on their face and stop-transfer instructions were noted respecting such certificates on our transfer records, except in circumstances in which we received a written opinion from legal counsel to the holders of such securities to the effect that due to the tacking of holding periods of previously held debentures (given in exchange for the recently issued debentures) the common stock certificates issued on debenture conversion did not need to bear a restrictive legend. Each of the foregoing transactions was effected in reliance on the exemption from registration provided in Section 4(2) of the Securities Act of 1933 or Rule 506 of Regulation D adopted thereunder as transactions not involving a public offering.

Description of Capital Stock

General

        This section describes the general terms and provisions of the shares of our common stock, par value $0.25 per share, and preferred stock, no par value. This summary is not complete, and is qualified in its entirety by reference to our Amended and Restated Articles of Incorporation (the "Articles") which are filed as an exhibit to this Report and our Bylaws. You should read our Articles, as well as our Bylaws, for additional information regarding our capital stock.

Common Stock

        Our Articles authorize the issuance of 50,000,000 shares of common stock. As of May 1, 2004, there were 3,635,152 shares of common stock issued and outstanding, held by approximately 446 stockholders of record. Except as otherwise required by law, each share of our common stock entitles the stockholder to one vote on each matter which stockholders may vote on at all meetings of our stockholders. Holders of our common stock are not entitled to cumulative voting in the election of directors. Holders of our common stock do not have preemptive, subscription or conversion rights, and there are no redemption or sinking fund provisions applicable thereto. Shares of common stock are entitled to share equally and ratably in dividends paid from the funds legally available for the payment thereof, when, as and if declared by our Board of Directors. The declaration of dividends, however, is subject to the discretion of our Board of Directors. Holders of our common stock are also entitled to share ratably in any of our assets available for distribution to holders of our common stock after payment of liabilities upon liquidation or dissolution of Sento, whether voluntary or involuntary. All the outstanding shares of our common stock are fully paid and non-assessable.

        We have no present intention of paying any cash dividends on our common stock and plan to retain any earnings to finance the development and expansion of our operations. The payment of cash dividends also may be restricted by a number of other factors, including our future earnings, capital requirements and financial condition, covenants with lenders, lessors or other parties, as well as restrictions on the payment of dividends imposed under Utah law.

Preferred Stock

        As of May 1, 2004, our authorized preferred stock was 5,000,000 shares, of which none were issued and outstanding.

        We may issue preferred stock with such designations, powers, preferences and other rights and qualifications, limitations or restrictions as our Board of Directors may authorize, without further action by our stockholders, including but not limited to:

  •
  the distinctive designation of each series and the number of shares that will constitute such series;

  •
  the voting rights, if any, of shares of the series and the terms and conditions of such voting rights;

  •
  the dividend rate on the shares of the series, the dates on which dividends are payable, any restriction, limitation or condition upon the payment of dividends, whether dividends will be cumulative and the dates from and after which dividends shall accumulate;

  •
  the prices at which, and the terms and conditions on which, the shares of the series may be redeemed, if such shares are redeemable;

  •
  the terms and conditions of a sinking or purchase fund for the purchase or redemption of shares of the series, if such a fund is provided;

  •
  any preferential amount payable upon shares of the series in the event of the liquidation, dissolution or winding up of, or upon the distribution of any of our assets; and

  •
  the prices or rates of conversion or exchange at which, and the terms and conditions on which, the shares of such series may be converted or exchanged into other securities, if such shares are convertible or exchangeable.

Registration Rights

        We have granted registration rights to the holders of shares of common stock we sold in private offering transactions completed during 2003 and 2004. We have also agreed to register shares of common stock issuable upon the exercise of warrants sold in such private offering transactions or issued to consultants in exchange for consulting and shareholder relations services performed for Sento. The total number of shares of common stock which we are obligated to register under the Securities Act is approximately 1,022,343, subject to adjustment for stock splits, stock dividends recapitalizations or similar transactions. Of the total number of shares of common stock subject to such registration rights, 634,962 shares, together with warrants to purchase 126,992 shares, were issued in a private offering transaction completed on March 30, 2004 (the "2004 Private Placement"). Pursuant to the registration rights agreement executed in connection with the 2004 Private Placement, we are obligated to file a registration statement covering such shares (including the shares issuable upon conversion of the associated warrants) on or before May 31, 2004 and to use our best efforts to cause the registration statement to be declared effective. The holders of the remaining shares subject to registration rights (approximately 260,389 shares) possess "piggyback" registration rights, enabling them to request registration of such shares in connection with the filing of the registration statement required to be filed in connection with the 2004 Private Placement.

Utah Control Shares Acquisition Act

        The Utah Control Shares Acquisition Act (the "Control Shares Act") provides that any person or entity that acquires "control shares" of a publicly-held Utah corporation in a "control share acquisition" is denied voting rights with respect to the acquired shares, unless a majority of the disinterested stockholders of the corporation elects to restore such voting rights. The Control Shares Act provides that a person or entity acquires "control shares" whenever it acquires shares that, but for the operation for the Control Shares Act would bring its voting power within any of the following three ranges: (i) 20% to 33 1/3%, (ii) 33 1/3% to 50%, or (iii) 50% or more. A "control share acquisition" is generally defined as the direct or indirect acquisition of either ownership or voting power associated with issued and outstanding control shares. The directors or stockholders of a corporation may elect to exempt the stock of the corporation from the provisions of the Control Shares Act through adoption of a provision to that effect in the articles of incorporation or bylaws of the corporation. Our Articles and Bylaws do not exempt our common stock from the provisions of the Control Shares Act.

        The stockholders of a corporation must consider the status of the voting rights of control shares of the corporation acquired in a control share acquisition at the next annual or special meeting of stockholders held following such acquisition. The acquiror may accelerate the decision and require the corporation to hold a special meeting of stockholders for the purpose of considering the status of those rights if the acquiror (i) files an "acquiring person statement" with the corporation, and (ii) agrees to pay all expenses of the meeting. If the stockholders do not vote to restore voting rights to the control shares, the corporation may, if its articles of incorporation or bylaws so provide, redeem the control shares from the acquiror at fair market value. If the acquiror fails to file an acquiring person statement, the corporation may, if its articles of incorporation or bylaws so provide, redeem the control shares at any time within 60 days of the acquiror's last acquisition of control shares, regardless of the decision of the stockholders to restore voting rights. Our Articles and Bylaws do not provide for such redemption. Unless otherwise provided in the articles of incorporation or bylaws of a corporation, stockholders are entitled to dissenters' rights if the control shares are accorded full voting rights and the acquiror has obtained majority or more control shares. Our Articles and Bylaws do not deny such dissenters' rights to our stockholders. The provisions of the Control Shares Act may discourage companies interested in acquiring a significant interest in or control of us.

Certain Indemnification and Limited Liability Provisions

        Our Articles provide that we shall indemnify any person who is or was a director, officer, employee or agent of our company, or who was serving at our request as a director, officer, employee or agent of another entity, trust or plan to the fullest extent permitted by the Utah Revised Business Corporation Act. Our Bylaws also include mandatory indemnification provisions with respect of our officers and directors and discretionary indemnification provisions with respect to employees and agents, each subject to limitations generally reflecting the limitations on indemnification set forth in the Utah Revised Business Corporation Act.

        Our Bylaws provide that we may purchase and maintain insurance on behalf of any person who is or was one of our directors, officers, employees or agents, or is or was serving at our request as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against any liability asserted against him or her or incurred by him or her in such capacity or arising out of his or her status in such capacity, whether or not we would have the power to indemnify him or her against such liability under the indemnification provisions of our bylaws or the laws of the State of Utah, as the same are amended or modified. We maintain insurance from commercial carriers against certain liabilities that may be incurred by our directors and officers.

        As a result of the indemnification provisions described about and contained in the Utah Revised Business Corporations Act, subject to certain limitations in the Utah Revised Business Corporation Act, we may be permitted or compelled to provide indemnification and advancement of expenses to our directors, officers, agents, and employees when they are made parties to an investigation or legal action in connection with services performed at our request, including when such persons are alleged to have violated the Securities Act. Insurance purchased with respect to such persons may also cover expenses or other liabilities associated with an allegation of violations of the Securities Act.

        Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our directors, officers and controlling persons or pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Change in Control Arrangements

        During the fiscal year ended March 30, 2002, our Board of Directors reviewed the time and insight provided by our directors, as well as our limited ability to provide additional cash payments to our directors as compensation for their services to Sento. Based upon this review, as well as an assessment that the directors would likely be required to devote increased time and attention during the fiscal year ended March 30, 2002 to several strategic initiatives, including review and negotiation of prospective transactions intended to promote shareholder value and liquidity, our Board of Directors adopted resolutions intended to compensate our directors if Sento completes such a transaction. Pursuant to resolutions adopted in April 2001 and March 2002, our Board approved a contingent issuance of shares of common stock to each of our directors (18,750 shares to Gary Filler, Chairman of the Board, and 12,500 shares to each other director then serving). The shares of common stock are issuable only upon the completion of certain merger, consolidation, acquisition, sale and liquidation transactions constituting a "change of control" under our 1999 Omnibus Stock Incentive Plan. Because none of the conditions has been satisfied as of the date of this Report, there have been no shares or other rights issued or granted to the directors as of this date. The resolutions remain effective and could result in future issuances of shares of common stock if the resolutions are not rescinded and one or more of the stated conditions occurs.

Transfer Agent and Registrar

        The transfer agent and registrar for our Common Stock is American Stock Transfer Company.

Item 6. Management's Discussion and Analysis or Plan of Operations

Overview

        We provide Web-enabled CRM solutions for a diversified portfolio of organizations. These services include self-help, live chat, Web collaboration, email, and telephone. Utilizing a tested and proven technology set, we provide an enhanced customer experience at a significant cost reduction when compared to traditional models. We deploy a distributed workforce strategy and customer-centric applications to provide the best in customer care and support. We conduct our principal business operations through our wholly-owned subsidiary, Sento Technical Services Corporation.

        We believe that a significant issue currently facing our company relates to the variable pricing of a significant number of our outstanding employee stock options. In April 2003, we re-priced the majority of the then outstanding employee stock options to the then current market price of $1.60 per share. This re-pricing was done to give our employees incentive to grow revenues and improve profitability, with the objective of increasing stockholder value. We believe this re-pricing contributed in a large part to our improved operating results during the fiscal year ended March 31, 2004. Under accounting principles generally accepted in the United States ("GAAP"), we are required to "mark to market" these employee options, by adjusting the non-cash compensation expense we record on these stock options on a quarterly basis until they are exercised, forfeited or expire. This non-cash expense is calculated by multiplying the number of currently exercisable options by the amount that the current market price of our common stock is above the exercise price of $1.60 per share, less any amounts previously recorded as expense for vested shares. Thus, in a period of increasing stock prices we may record a significant amount of non-cash compensation expense. Conversely, if our stock price falls in a future period, we may subsequently reverse a portion of the expense previously recognized with respect to stock options that remain outstanding. These periodic adjustments of our non-cash compensation expense may result in significant volatility in the results of our operations. During the years ended March 31, 2004 and 2003, we recognized non-cash compensation expense of $1,562,108 and $0, respectively, to reflect adjustments to the value of the options due to the increase in market price of our common stock above the exercise price of $1.60 per share. See Notes 2 and 9 to our Consolidated Financial Statements.

        Because the actual amount of compensation expense we recognize with respect to outstanding stock options will depend on the market price of our common stock at the end of each quarterly period and the timing of exercise, forfeiture or expiration of outstanding options, we are not be able to forecast the amount of non-cash compensation expense related to these stock options that we may incur in any future period.

        Further, we have issued warrants in conjunction with various debt financings, including convertible debentures refinanced in April 2003. A portion of the proceeds we received from such financings was allocated to the warrants and is amortized to expense over the life of the debentures. Upon the conversion of the debentures to common stock during fiscal 2004, the remaining unamortized warrant cost was immediately expensed. We recognized a total of $228,162 in 2004 in non-cash interest expense related to amortization and amounts expensed upon the conversion of the debentures in 2004. Amortization of warrants in non-cash expense for 2003 was $70,492.

        Because of the volatility and variable impact on our earnings from the adjustments to our non-cash expenses as described above, we believe that reporting the results of our operations on a non-GAAP pro forma basis, which excludes these non-cash charges, in addition to presentation under GAAP, provides important information regarding the results of our operations. As we have previously discussed in our quarterly earnings releases, beginning with our July 24, 2003 earnings release, these additional expenses have not required, and are not anticipated to require, a cash payment by the Company. We intend to continue to provide the reported and pro forma results of our operations for the near future.

        Our reported GAAP and non-GAAP pro forma results are as follows:

	2004	2003
Reported net loss	$(1,465,230)	$(2,111,348)
Add: non-cash compensation related to repriced stock options	1,562,108	—
Add: non-cash interest expense related to warrants	228,162	70,492

Pro forma net income (loss)	$325,040	$(2,040,856)

Reported basic and diluted loss per share	$(0.63)	$(1.01)
Pro forma basic income (loss) per share	0.14	(0.97)
Pro forma diluted income (loss) per share	0.13	(0.97)

        We use the non-GAAP pro forma net income measures as a primary indicator in managing our business, including determining the pricing of our products and services and management's incentive compensation plans.

Critical Accounting Policies

        Our significant accounting policies are described in Note 2 to our Consolidated Financial Statements. Those financial statements were prepared in accordance with accounting principles generally accepted in the United States. Included within these policies are our "critical accounting policies." Critical accounting policies are those policies that are most important to the preparation of our consolidated financial statements and require management's subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to revenue recognition, credit risk and stock-based compensation. The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties, and as a result, actual results could differ materially from these estimates.

        The development and selection of these critical accounting policies have been discussed, and are reviewed each year, with the Audit Committee of our Board of Directors.

        Revenue Recognition.    Revenue is generally recognized when persuasive evidence of an arrangement exists, delivery of services has occurred, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured. Certain of our customer support services are delivered over a period of time. Revenue associated with these services is deferred until the customer support is completed and we have no remaining obligation to provide further support services.

        Credit Risk.    In the normal course of business, we provide unsecured credit terms to our clients. Accordingly, we perform ongoing credit evaluations of our clients and maintain allowances for possible losses. Our credit losses have generally been within our expectations, however, there can be no assurance that our future credit losses will be within our expectations. In addition, our revenues and accounts receivable are concentrated in a relatively few number of customers. A significant change in the liquidity or financial position of any one of these customers or a further deterioration in the economic environment, in general, could have an adverse impact on the collectability of our accounts receivable and our future operating results.

        Stock-Based Compensation.    Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS 123) encourages entities to adopt a fair-value-based method of accounting for stock options or similar equity instruments. However, it also allows an entity to continue measuring compensation cost for stock based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). We have elected to continue to apply the provisions of APB 25 and provide pro forma disclosures required by SFAS 123 in the footnotes to the consolidated financial statements. We also account for certain stock options that were repriced in accordance with FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" ("Interpretation 44"), which requires that we adjust the non-cash compensation expense we record on these stock options until they are exercised, forfeited or expire.

        We also issue equity-based incentive compensation to non-employees from time to time. Pursuant to Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services, Sento accounts for these arrangements based on the fair value of the equity instrument issued. The fair value of such instruments is measured each quarter as the related goods or services are provided and the underlying securities vest. The resulting change in value of the instrument is either charged or credited to income.

Results of Operations

Fiscal 2004 compared to Fiscal 2003

        Revenues.    Our revenues increased 22% or $3,900,000, from $17,496,000 for the fiscal year ended March 31, 2003 to $21,396,000 for the fiscal year ended March 31, 2004. The primary reason for the increase is $3,009,000 of revenue generated from six new clients. We were also able to generate a net increase of $891,000 in revenue from our existing client base.

        Cost of Sales.    Our cost of sales increased $1,373,000 or 8% from $16,699,000 for the fiscal year ended March 31, 2003 to $18,072,000 for the fiscal year ended March 31, 2004. This increase in cost is a result of increased business as discussed in the revenue section above. Our gross profit as a percentage of sales increased to 16% for the fiscal year ended March 31, 2004. This represents an 11 point improvement in gross profit percentage, compared to our 5% gross profit percentage for the year ended March 31, 2003. This improved gross profit percentage was due mainly to higher utilization of our capacity with increased business. In addition, we have focused on cost reductions over the past year and we were able to improve efficiencies, particularly in telecommunications costs. Even with the increase in business volume, we were able to reduce telecommunications costs by $484,000 during the fiscal year ended March 31, 2004 when compared to the fiscal year ended March 31, 2003.

        Selling, General and Administrative Expenses.    Our selling, general and administrative expenses increased by 10%, or $235,000, from $2,431,000 for the fiscal year ended March 31, 2003 to $2,666,000 for the fiscal year ended March 31, 2004. This increase was primarily due to increased marketing efforts that resulted in more revenues for the year ended March 31, 2004.

        Stock-based compensation.    In April 2003, our Board of Directors approved an employee stock option exchange program. Under this program, options to purchase 377,342 shares of common stock with exercise prices above $2.00 per share were exchanged for options to purchase 313,592 shares of common stock at the then current market price of $1.60. This exchange program was considered to be an effective "repricing" of stock options, which requires us to adjust the amount of compensation expense we recognize each quarter until the stock options are exercised, forfeited or expire. The cumulative amount of this charge is calculated by multiplying the exercisable number of options by the difference between the market price of the stock and the exercise price of $1.60, less any amounts previously recognized. At March 31, 2004, the market value of our stock was $12.35. This increase in market price over the exercise price required us to recognize $1,562,000 of non-cash compensation expense. There was no non-cash compensation expense related to these repriced stock options during the fiscal year ended March 31, 2003.

        Interest expense.    Our interest expense decreased $72,000, or 23%, from $308,000 during the fiscal year ended March 31, 2003 to $236,000 during the fiscal year ended March 31, 2004. The decrease in interest expense was due primarily to the conversion of all of our convertible debt into equity during fiscal 2004. In addition, we had an overall reduction in our capital leases and notes payable which also caused a corresponding decline in interest expense.

        Non-cash charge for valuation of warrants and conversion of debentures.    This expense relates to the amortization of debt discount created by assigning a portion of the proceeds received in conjunction with convertible debentures and notes payable financings to warrants issued with the debt. We amortize this cost over the life of the corresponding debt. This cost increased $158,000, or 226%, from $70,000 for the fiscal year ended March 31, 2003 to $228,000 for the year ended March 31, 2004. The conversion of all of our convertible debt to equity during the year ended March 31, 2004 required us to accelerate the amortization of this cost and is the primary reason for the increase in expense over the prior year.

Liquidity and Capital Resources

        Our cash balances increased $3,985,000, or 154%, from $2,583,000 at March 31, 2003 to $6,568,000 at March 31, 2004. During the year ended March 31, 2004, we generated $18,000 of cash flow from operations, used $1,308,000 of cash flow for investing in property and equipment and generated $5,275,000 of cash flow from financing activities. The primary reason for the change in the amount of cash generated from operating activities was the timing of cash receipts and payments on working capital balances, such as accounts receivable and accounts payable. Included in our cash flow from financing activities is $6,043,000 of proceeds, net of offering costs, from the sale of common stock. Because the sale of common stock took place at the end of our fiscal year, we accrued estimated offering costs of $627,000 at March 31, 2004, which are included in cash flows provided from financing activities.

        Our working capital increased $6,130,000, or 573%, from $1,069,000 at March 31, 2003 to $7,199,000 at March 31, 2004. In addition to our $3,985,000 increase in cash, the other main cause of our increased working capital is a $1,783,000 increase in our accounts receivable. This increase in receivables is due to our increase in revenue.

        We have contractual obligations, including debt agreements and leases, that will require the use of cash. Subsequent to March 31, 2004, we extended our line of credit and refinanced our existing term loans with a bank. Our long-term debt classification and our contractual obligations related to our debt reflect this refinancing (see Notes 4 and 11 to our financial statements). The following table sets forth our contractual obligations as of March 31, 2004:

	Payments Due by Period
Contractual Obligations:	Under 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Long Term Debt (principal only) (1)	376,000	324,000	15,000	—	715,000
Capital Leases	415,000	360,000	—	—	775,000
Operating Leases	1,171,000	1,307,000	932,000	—	3,410,000
Less: subleases	(246,000)	(193,000)	(62,000)	—	(501,000)

Total Contractual Cash Obligations	$1,716,000	$1,798,000	$885,000	$—	$4,399,000

(1)
Our long-term debt carries interest rates of 6% to 10%.

        At present, we believe we will be able to meet our current obligations for operations as they come due.

        Historically our primary sources of liquidity have been cash received through private sales of equity and debt as well as from the sale of assets. During the four years ended March 31, 2004, we have had positive cash flow from operations, which has also provided liquidity. In addition, we have financed some of the equipment utilized in our business through long-term leasing and loan arrangements. Our growth and operations have consumed substantial amounts of cash.

        On May 11, 2004, we refinanced our expired line of credit and existing term loans with a bank, wherein the line of credit was renewed and the existing three terms loans were combined into one term loan. The agreement also allows us to draw on an additional term loan for up to $1,500,000 of equipment financing. The line of credit was increased from a maximum of $2,500,000 to $3,000,000 (subject to a limit of 80% of eligible accounts receivable), has an interest rate of the bank's prime rate plus 1% and has a two-year term, including provisions for extension, subject to approval. The line of credit terms also contain an annual commitment fee of 0.75%. The new term loan for $750,000 includes the repayment of the three existing term loans plus $316,140 in additional equipment financing. The terms of this loan include a 1.0% commitment fee, an interest rate of 7.46%, monthly payments of $23,316 including interest, and a term of three years. We also have a commitment from the bank for a term loan of up to $1,500,000 for future equipment financing. We may take advances on this loan in a minimum amount of $100,000 through March 31, 2005. The underlying term loans will have a term of three years, require monthly principal and interest payments, will have a fixed interest rate determined at the date of the advance based on the three-year U.S. Treasury Bond rate plus 4.5%, and have a commitment fee of 1%.

Seasonality

        Our operating results have historically been affected by the seasonal variances experienced by several significant clients. Our results are favorably affected by a significant increase in service requests we experience during our fourth fiscal quarter, resulting primarily from our support of a client's tax preparation software programs during the months preceding April 15th of each year. To a lesser degree, the operating results for our third fiscal quarter are favorably affected by increased support requirements of an on-line retailer during the holiday months of November and December.

Recently Issued Accounting Pronouncements

        We have reviewed all recently issued accounting standards, which we have not yet adopted, in order to determine their potential effect, if any, on our results of operations and financial position. Based on that review, we do not currently believe that any of these recent accounting pronouncements will have a significant effect on our current or future financial position, results of operations, cash flows or disclosures.

Item 7. Financial Statements.

        The financial statement information required by Item 7 is included on pages F-1 to F-17.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None

Item 8A. Controls and Procedures

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of March 31, 2004. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our company required to be included in our reports filed or submitted under the Exchange Act. There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.

PART III

Items 9, 10, 11 and 12

        These items are incorporated by reference to the Company's definitive proxy statement relating to the Company's 2004 Annual Meeting of Stockholders.

Item 13. Exhibits and Reports on Form 8-K.

  (a)
  EXHIBITS

Number	Description	Incorporated by Reference	Filed Herewith
3.1	Amended and Restated Articles of Incorporation		(1)
3.3	Bylaws	(2)
10.1	Sento Corporation 1999 Omnibus Stock Incentive Plan	(3)
10.2	Sento Corporation 1996 Employee Stock Purchase Plan (Amended and Restated)	(3)
10.3	Lease Agreement, dated January 1, 2000, between the Company and K.E.B. Enterprises LP	(3)
10.4	Lease Agreement, dated May 24, 2000, between the Company and Abinadi, Inc.	(3)
10.5	Business Lease with Wyoming Financial Properties Inc.	(4)
10.6	Loan agreement between Sento Corporation and Wyoming Industrial Development Corporation dated January 12, 2000.	(5)
10.7	Modification of promissory note with a blended rate (USDA Loan Identification No. 59-021-087028497) dated April 9, 2001.	(5)
10.8	Equipment Lease with NTFC Capital Corporation	(6)
10.9	Lease agreement between the Company and Pracvest LLC	(7)
10.10	Loan and security agreement between the Company and Silicon Valley Bank dated April 15, 2003	(8)
10.11	Form of 8% Convertible Subordinated Debentures	(8)
10.12	Form of Warrant to purchase shares of Common Stock	(8)
10.13	Equipment lease with General Electric Capital Corporation dated April 30, 2002	(8)
10.14	First Amendment to Sento Corporation 1999 Omnibus Stock Incentive Plan	(8)
10.15	Canyon Park Technology Center Office Building Lease Agreement	(9)
10.16	Sublease agreement between Sento Corporation and Symantec Corporation	(9)
10.17	Securities Purchase Agreement dated March 30, 2004		(1)
10.18	Registration Rights Agreement dated March 30, 2004		(1)
10.19	Form of Common Stock Purchase Warrant		(1)
10.20	Amendment to Loan Documents with Silicon Valley Bank		(1)
10.21	Amended and Restated Schedule to Loan and Security Agreement with Silicon Valley Bank		(1)
10.22	Warrant to purchase Common Stock issued to Shareholder Relations		(1)

10.23	Form of Warrant to purchase Common Stock issuable to Remsen Funding Corporation	(1)
21	Subsidiaries of the Registrant	(1)
23	Consent of Ernst & Young LLP, Independent Accountants	(1)
31.1	Certification of the Company's Principal Executive Officer	(1)
31.2	Certification of the Company's Principal Financial Officer	(1)
32.1	Certification of the Company's Principal Executive Officer	(1)
32.2	Certification of the Company's Principal Financial Officer	(1)

(1)
Filed herewith and attached to this Form 10-KSB.

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

(6)
Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended March 31, 2002, filed with the Commission on June 28, 2002.

(7)
Incorporated by reference to Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 1998, filed with the Commission on February 5, 1999.

(8)
Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended March 31, 2003, filed with the Commission on June 30, 1993.

(9)
Incorporated by reference to Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2003, filed with the Commission on November 13, 2003.

(b)
REPORTS ON FORM 8-K

        Current Report on Form 8-K, filed on April 21, 2003, reporting our financial results for the fourth fiscal quarter and the fiscal year ended March 31, 2004 (Items 7 and 12 reported).

        Current Report on Form 8-K, filed April 23, 2003, reporting our issuance of two press releases, the first of which announced the execution of a new agreement to provide outsourced call center support services and the extension of the term of two other such agreements. The second press release provided additional information regarding the effect of stock options granted to our employees on our financial results for the fourth fiscal quarter and year ended March 31, 2004 (Items 7, 9 and 12 reported).

Item 14. Principal Accountant Fees & Services

        This item is incorporated by reference to our definitive proxy statement relating to the Company's 2004 Annual Meeting of Stockholders.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 17, 2004.

SENTO CORPORATION
By:	/s/ PATRICK F. O'NEAL Patrick F. O'Neal President and Chief Executive Officer

        In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 17, 2004.

Signature	Capacity in Which Signed
/s/ GARY B. FILLER Gary B. Filler	Chairman of the Board of Directors
/s/ PATRICK F. O'NEAL Patrick F. O'Neal	President, Chief Executive Officer and Director (Principal executive officer)
/s/ KIETH E. SORENSON Kieth E. Sorenson	Director
/s/ KIM A. COOPER Kim A. Cooper	Director
/s/ ERIC OLAFSON Eric Olafson	Director
/s/ PHILLIP J. WINDLEY Phillip J. Windley	Director
/s/ C. LLOYD MAHAFFEY C. Lloyd Mahaffey	Director
/s/ STANLEY J. CUTLER Stanley J. Cutler	Senior Vice President of Finance and Secretary (Principal financial officer and principal accounting officer)

Report of Independent Auditors

The Board of Directors and Stockholders
Sento Corporation and Subsidiary

        We have audited the accompanying consolidated balance sheets of Sento Corporation and subsidiary as of March 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sento Corporation and subsidiary at March 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

April 20, 2004, except for Note 11
as to which the date is May 11, 2004

Sento Corporation and Subsidiary

Consolidated Balance Sheets

	March 31 2004	March 31 2003
Assets
Current assets:
Cash and cash equivalents	$6,567,811	$2,583,337
Accounts receivable, less allowance for doubtful accounts of $264,000 and $77,000 at March 31, 2004 and 2003, respectively	4,632,111	2,848,863
Prepaid and other current assets	456,182	220,091

Total current assets	11,656,104	5,652,291
Property and equipment, net	4,220,560	4,130,921
Other assets	132,896	321,521

Total assets	$16,009,560	$10,104,733

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,334,409	$1,728,768
Accrued salaries and payroll taxes	923,757	460,769
Accrued liabilities	814,784	788,969
Accrued financing costs	627,364	—
Deposits on debenture offering	—	225,000
Line of credit	—	304,492
Current portion of long-term debt and capital leases	728,357	944,499
Current portion of convertible debt	—	84,179
Deferred revenue and customer deposits	28,299	46,453

Total current liabilities	4,456,970	4,583,129
Long-term debt and capital leases, net of current portion	656,324	888,825
Convertible debt, net of current portion	—	1,202,821

Total long-term liabilities	656,324	2,091,646
Commitments and contingencies
Stockholders' equity:
Common stock, $.25 par value, 50,000,000 shares authorized; shares issued and outstanding, 3,452,898 and 2,099,810 at March 31, 2004 and 2003, respectively	863,225	524,953
Additional paid-in capital	20,512,919	11,919,653
Accumulated deficit	(10,479,878)	(9,014,648)

Total stockholders' equity	10,896,266	3,429,958

Total liabilities and stockholders' equity	$16,009,560	$10,104,733

See accompanying notes.

Sento Corporation and Subsidiary

Consolidated Statements of Operations

	Year Ended
	March 31 2004	March 31 2003
Revenue, net	$21,396,118	$17,495,882
Cost of sales (excluding stock based compensation of $233,635 and $0 for 2004 and 2003, respectively)	18,071,787	16,699,235

Gross profit	3,324,331	796,647
Selling, general, and administrative expenses (excluding stock based compensation of $1,328,473 and $0 for 2004 and 2003, respectively)	2,665,723	2,430,973
Stock based compensation	1,562,108	—

Income (loss) from operations	(903,500)	(1,634,326)
Interest income	23,452	41,132
Interest expense	(236,244)	(308,383)
Non-cash interest expense related to warrants issued with convertible debentures	(228,162)	(70,492)
Other expense, net	(120,776)	(139,279)

Net loss	$(1,465,230)	$(2,111,348)

Net loss per share — basic and diluted	$(0.63)	$(1.01)

Weighted average shares outstanding	2,317,516	2,099,397

See accompanying notes.

Sento Corporation and Subsidiary

Consolidated Statement of Stockholders' Equity and Comprehensive Income (Loss)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid- in Capital	Accumulated Deficit		Total Stockholders' Equity
	Shares	Amount
Balances at March 30, 2002	2,093,193	$523,298	$11,892,629	$(6,903,300)	$(28,772)	$5,483,855
Revaluation of non-employee warrants issued for services	—	—	7,131	—	—	7,131
Purchase and cancellation of fractional shares	(161)	(40)	(311)	—	—	(351)
Employee stock purchases	6,778	1,695	20,204	—	—	21,899
Comprehensive loss:
Net loss	—	—	—	(2,111,348)	—	(2,111,348)
Change in unrealized losses on securities	—	—	—	—	28,772	28,772

Net comprehensive loss	—	—	—	—	—	(2,082,576)

Balances at March 31, 2003	2,099,810	524,953	11,919,653	(9,014,648)	—	3,429,958
Issuance of common stock and warrants	634,962	158,740	5,884,094	—	—	6,042,834
Exercise of warrants	69,083	17,271	(11,646)	—	—	5,625
Exercise of stock options	54,432	13,608	73,963	—	—	87,571
Employee stock purchases	18,231	4,558	21,877	—	—	26,435
Issuance of common stock upon conversion of debentures	576,380	144,095	776,961	—	—	921,056
Issuance of warrants in conjunction with debt	—	—	262,992	—	—	262,992
Stock-based compensation on revaluation of stock options	—	—	1,562,108	—	—	1,562,108
Revaluation of non-employee warrants issued for services	—	—	22,917	—	—	22,917
Comprehensive loss:
Net loss	—	—	—	(1,465,230)	—	(1,465,230)

Net comprehensive loss	—	—	—	—	—	(1,465,230)

Balances at March 31, 2004	3,452,898	$863,225	$20,512,919	$(10,479,878)	$—	$10,896,266

See accompanying notes.

Sento Corporation and Subsidiary

Consolidated Statements of Cash Flows

	Year Ended
	March 31 2004	March 31 2003
Cash flows from operating activities:
Net loss	$(1,465,230)	$(2,111,348)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,478,989	1,701,336
Amortization of debt offering costs	83,598	89,416
Non-cash interest expense related to warrants issued with convertible debentures	228,162	70,492
Stock based compensation on revaluation of stock options	1,562,108	—
Revaluation of non-employee warrants issued for services	22,917	7,131
Provision for losses on accounts receivable and sales returns and allowances	280,469	49,000
Loss on sale of short term investments	—	11,618
Net loss on disposal of assets	2,668	82,392
Changes in operating assets and liabilities:
Accounts receivable	(2,063,717)	616,624
Other assets	(214,882)	287,146
Accounts payable	(394,359)	498,660
Accrued liabilities	515,423	402,446
Deferred revenue and customer deposits	(18,154)	(204,215)

Net cash provided by operating activities	17,992	1,500,698
Cash flows from investing activities:
Capital expenditures	(1,309,442)	(295,038)
Proceeds from sale of assets	1,362	37,934
Principal payments received on note receivable	—	15,937
Proceeds from sale of short-term investments	—	965,238
Purchase of short-term investments	—	(19,562)

Net cash provided by (used in) investing activities	(1,308,080)	704,509
Cash flows from financing activities:
Proceeds from issuance of long-term debt and line of credit	381,563	304,492
Principal payments on long-term debt, capital leases, and credit line	(1,371,560)	(1,220,641)
Proceeds received from debenture offering	240,000	225,000
Principal payments on debentures	(765,270)	—
Proceeds from issuance of common stock	6,042,834	—
Accrued financing costs	627,364	—
Proceeds from exercise of stock options, warrants and employee stock purchases	119,631	21,899
Repurchase of fractional shares	—	(351)

Net cash provided by (used) in financing activities	5,274,562	(669,601)
Net increase in cash and cash equivalents	3,984,474	1,535,606
Cash and cash equivalents at beginning of year	2,583,337	1,047,731

Cash and cash equivalents at end of year	$6,567,811	$2,583,337

Supplemental disclosures of cash flow information
Cash paid for interest	$264,420	$312,101
Non cash investing and financing activities:
Assets acquired under capital lease	$263,216	$431,288
Conversion of debentures for common stock	$982,080	—

See accompanying notes.

Sento Corporation and Subsidiary

Notes to Consolidated Financial Statements

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

2. Significant Accounting Policies (continued)

Common Stock

        On November 14, 2002, the stockholders of the Company's common stock approved a one-for-four reverse split of the Company's common stock. The record date of the reverse split was November 25,

2002. All references to common stock, additional paid in capital, accumulated deficit, common shares outstanding, average number of common stock shares outstanding, stock options, warrants to purchase common stock and per share amounts in these consolidated financial statements and notes to consolidated financial statements prior to the record date of the reverse stock split have been restated to reflect the reverse stock split on a retroactive basis.

Revenue Recognition

        Revenue is recognized when persuasive evidence of an arrangement exists, delivery of services has occurred, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured. Revenue is generally recognized when the services have been provided to the end customer and the customer interaction is completed.

Stock-Based Compensation

        The Company has adopted the footnote disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based-Compensation (SFAS 123). SFAS 123 encourages entities to adopt a fair value based method of accounting for stock options or similar equity instruments. However, it also allows an entity to continue measuring compensation cost for stock-based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company has elected to continue to apply the provisions of APB 25 and provide pro forma footnote disclosures required by SFAS 123, which has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model. The Company's valuation assumptions and pro forma information is as follows:

		2004	2003
Risk free interest rate		2.7%	3.3%
Dividend yield		—	—
Weighted-average expected life		5 years	5 years
Volatility		68.0%	66.0%
Net income (loss)	As reported	$(1,465,230)	$(2,111,348)
	Pro forma	$(1,893,726)	$(2,697,532)
Basic and diluted income (loss) per share	As reported	$(0.63)	$(1.01)
	Pro forma	$(0.82)	$(1.28)

        The full impact of calculating compensation cost for stock options under SFAS 123 may not be representative of the effects on reported net income (loss) for future years.

Advertising

        Advertising costs are expensed as incurred. Advertising costs amounted to $82,497 and $61,588 in fiscal 2004 and 2003, respectively.

Net Income (Loss) Per Common Share

        Basic income (loss) per share is computed in accordance with Financial Accounting Standards Board Standards No. 128, Earnings Per Share. Basic net income (loss) per share is computed as net income or loss divided by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution that could occur from common shares issueable through stock options, warrants, and other convertible securities, if dilutive. The computation of diluted net income (loss) per share does not assume exercise or conversion of securities that would have an antidilutive effect on net income (loss) per common share. During the years ended March 31, 2004 and 2003, stock options and warrants for the purchase of 646,101 and 4,420 shares of common stock, respectively, were excluded from the computation of diluted net income (loss) per share.

Comprehensive Income (Loss)

        Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) in 2003 includes certain changes in equity of the Company that are excluded from net income (loss). There were no items of other comprehensive loss during fiscal 2004.

Concentration of Credit Risk

        In the normal course of business, the Company provides unsecured credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses. Two customers accounted for 47% of revenues for the year ended March 31, 2004. These two customers accounted for 29% and 18%, respectively, of fiscal 2004 revenue. Four customers accounted for 70% of revenues for the year ended March 31, 2003. These four customers accounted for 27%, 20%, 12%, and 11%, respectively, of fiscal 2003 revenue.

Use of Estimates

        Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Reclassifications

        Certain items in the 2003 consolidated financial statements have been reclassified to conform to the 2004 presentation.

3. Property and Equipment

        Property and equipment consisted of the following:

	March 31, 2004	March 31, 2003
Leasehold improvements	$1,713,258	$1,606,415
Furniture, fixtures, equipment and software	8,127,359	7,018,964

	9,840,617	8,625,379
Less accumulated depreciation	(5,620,057)	(4,494,458)

	$4,220,560	$4,130,921

        Depreciation for the fiscal 2004 and fiscal 2003 years was $1,478,989 and $1,701,336, respectively. Depreciation expense includes amortization of assets acquired under capital leases.

4. Notes Payable and Capital Leases

        In April 2003, the Company renewed its line of credit with a bank that allows the Company to borrow up to $2,500,000 or 75% of eligible accounts receivable, after taking into account reserves that are based primarily on outstanding balances of the first of the two term loans. The line of credit accrues interest at 2% over of the greater of 4.25% or the bank's prime rate (6.25% as of March 31, 2004) and matures on April 15, 2004. There were no amounts drawn on this line of credit at March 31, 2004.

        In April 2003, the Company also refinanced the Company's existing equipment financing term debt with the bank. The loan was limited to the remaining principal balance on existing term loans with the bank in the amount of $513,983. The loan calls for monthly principal and interest payments over 18 months and accrues interest at 8%. A second term loan was extended to refinance a portion of the Company's existing convertible debt. The second term loan is in the amount of $300,000, calls for monthly principal and interest payments over three years, and accrues interest at 8%. A third term loan was entered into with the bank in the amount of $81,563 for the purchase of equipment, which calls for monthly principal and interest payments over 30 months, and accrued interest at 10%. Substantially all of the assets of the Company serve as collateral for the above line of credit and loans.

        The foregoing loan agreements call for the Company to maintain certain profitability and net worth covenants. The Company was in compliance with all debt covenants at March 31, 2004.

        The Company also issued a warrant to the bank, in connection with obtaining the above credit facilities, to purchase 60,000 shares of Common Stock at $1.79 per share. During 2004, the bank exercised the above warrant utilizing cashless exercise provisions by tendering all 60,000 warrants for a net 47,655 shares of common stock.

        Subsequent to March 31, 2004, the Company renewed its line of credit with the bank, refinanced its term loans, and obtained a commitment for an additional term loan for future equipment purchases (see note 11). Long-term debt classifications at March 31, 2004 and 2003 included in the accompanying financial statements reflect these refinancings.

4. Notes Payable and Capital Leases (continued)

        Long-term debt, including capital lease obligations, consist of the following:

	March 31, 2004	March 31, 2003
6.0% note payable in monthly installments totaling $25,131, including interest, secured by furniture and equipment	$195,757	$476,118
6.7% note payable in monthly installments totaling $1,973, including interest, secured by equipment	5,784	28,013
8.0% note payable to a bank in monthly installments of $28,555 plus interest, secured by furniture and equipment	228,437	610,031
8.0% note payable to a bank in monthly installments of $8,333 plus interest, secured by furniture and equipment	216,667	—
10.0% notes payable to a bank in monthly installments of $2,719 plus interest, secured by furniture and equipment	67,969	—

Gross installment notes payable	714,614	1,114,162
Less: discount on installment note payable	(26,354)	—

Net installment notes payable	688,260	1,114,162
Present value of net minimum capital lease payments	696,421	719,162

Total debt and capital leases	1,384,681	1,833,324
Less: current portion	(728,357)	(944,499)

Long-term debt and capital leases, net of current portion	$656,324	$888,825

        Capital leases are for equipment. Future minimum capital lease payments, excluding taxes, insurance and other costs, and aggregate maturities of installment notes payable as of March 31, 2004 were as follows:

	Capital Leases	Notes Payable
Fiscal Year
2005	$415,167	$375,907
2006	272,222	157,131
2007	87,897	167,165
2008	—	14,411

Total payments	775,286	$714,614

Less amounts representing interest	(78,865)

Present value of net minimum capital lease payments	$696,421

5. Convertible Debentures

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

        On April 15, 2003, the Company completed a refinancing of its convertible subordinated debentures which included a new $300,000, 8% term loan with a bank (note 4) that was used to pay down a portion of the Company's existing debentures and the issuance of new debentures whereby all of the February 2000 debentures were repaid or exchanged for new convertible subordinated debentures. The classification of convertible debt in the accompanying financial statements as of and for the year ended March 31, 2003, was presented to reflect the effect of the refinancing. In total, the Company issued 1,002 units at $1,000 each, consisting of one $990 debenture and warrants to purchase 250 shares of the Company's common stock at $2.25 per share. The debentures were convertible at any time into shares of the Company's common stock at $1.75 per share. The debentures mature on April 15, 2006, and the exercise period for the warrants expire on the same date. Each existing debenture holder had the ability to exchange all or part of his/her old debentures for the new debentures. New debentures totaling $991,980 were issued, including the exchange of $531,630 in existing debentures. During 2004, all of the outstanding convertible debentures were converted into common stock and certain debenture holders exercised warrants utilizing cashless exercise provisions by tendering 37,500 warrants for a net 21,428 shares of common stock. Subsequent to March 31, 2004, additional warrants were exercised utilizing cashless exercise provisions (see note 11).

        The Company also issued warrants for the purchase of 50,000 shares of common stock to a placement agent for services rendered in conjunction with the refinancing. The warrants expire April 15, 2006, of which, warrants for 37,500 shares of common stock are exercisable at $1.60 per share, and warrants for 12,500 shares common stock are exercisable at $2.25 per share.

6. Income Taxes

        As of March 31, 2004 and 2003, the Company had federal and state net operating loss carryforwards of approximately $8,255,000 and $7,465,000 respectively. The net operating loss and credit carryforwards will expire at various dates beginning in 2020 through 2024, if not utilized.

        Income tax expense (benefit) consists of:

	Current	Deferred	Total
Year ended March 31, 2004:
Federal	$—	$—	$—
State	—	—	—

	$—	$—	$—

Year ended March 31, 2003:
Federal	$—	$—	$—
State	—	—	—

	$—	$—	$—

        Actual income tax expense differs from the "expected" tax expense (computed by applying the U.S. federal corporate income tax rate of 34% to income before income taxes) as follows:

	Year Ended
	March 31 2004	March 31 2003
Computed "expected" tax (benefit) expense	$(498,178)	$(717,858)
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal tax benefit	(48,352)	(85,532)
Change in valuation allowance	759,000	838,000
Nondeductible meals and entertainment and other	33,797	9,234
Change in estimates and return to accrual differences	(246,267)	(43,844)

Income tax (benefit) expense	$—	$—

        Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes are as follows:

	March 31, 2004	March 31, 2003
Deferred tax assets:
Net operating loss carryforwards	$3,079,000	$2,997,000
Deferred and accrued compensation	80,000	62,000
Intangible assets	131,000	137,000
Accrued liabilities	—	83,000
Allowances and reserves	99,000	—
Stock-based compensation	489,000	—
Other, net	6,000	56,000

Deferred tax assets	3,884,000	3,335,000
Deferred tax liabilities:
Property and equipment	(62,000)	(272,000)

Net deferred tax assets	3,822,000	3,063,000
Valuation allowance	(3,822,000)	(3,063,000)

Total	$—	$—

        Utilization of the Company's net operating loss carryforwards is limited to the future taxable income of the Company. Under the "change of ownership" provisions of the Internal Revenue Code, utilization of the net operating loss carryforwards may be subject to an annual limitation.

        The net valuation allowance increased by $759,000 and $838,000 during the years ended March 31, 2004 and 2003, respectively.

        The valuation allowance increased by $6,000 and $0 in the years ended March 31, 2004 and 2003, respectively, related to excess tax benefits resulting from stock option exercises. If and when the Company is able to utilize these excess tax benefits in future periods, the reduction in the valuation allowance will be credited directly to additional paid-in capital.

7. Operating Leases

        The Company has non-cancelable operating leases for office space. The Company incurred rent expense of $845,748 and $883,648 for the years ended March 31, 2004 and March 30, 2003, respectively. The Company subleases space in two of its facilities under non-cancelable operating leases.

        Future minimum rent payments, and amounts due under subleases, under non-cancelable operating leases are as follows:

	Minimum Lease Payment	Amounts Due Under Subleases	Net Amount After Subleases
Fiscal Year
2005	$1,171,393	$(245,532)	$925,861
2006	749,019	(146,142)	602,877
2007	558,123	(46,752)	511,371
2008	572,782	(46,752)	526,030
2009	359,398	(15,584)	343,814

8. Retirement Plan

        The Company has a qualified defined contribution retirement plan under Section 401(k) of the Internal Revenue Code. The plan covers all employees who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. In addition, employer contributions are made at the discretion of the Board of Directors. Participants are fully vested at all times in employee contributions. Employer contributions vest over a six-year period. No employer contributions were made during fiscal years ended 2004 and 2003.

9. Common Stock

Issuance of Common Stock

        In March 2004, the Company completed a private placement for the sale of 634,962 shares of common stock at a price of $10.56 per share, resulting in net proceeds of $6,042,834. The terms of the private placement require the Company to file a registration statement covering such shares of common stock before May 31, 2004. Failure to file such registration statement and to meet other related terms by certain deadlines will subject the Company to periodic liquidated damage payments of 1.0 percent of the offering price to the private placement stockholders.

        In conjunction with the private placement, the Company issued warrants for the purchase of 126,993 shares of common stock. The warrants are exercisable beginning in September 2004, have a term of three and one-half years, and an exercise price of $12.67. In certain circumstances, the Company may have the right to call the warrants. The Company also issued warrants to purchase 30,000 shares of common stock, with the same terms, to a placement agent for services rendered in conjunction with the private placement.

Stock Options

        The Company has adopted a stock option plan (the "Plan") pursuant to which the Company's Board of Directors may grant stock options to officers and key employees. The Plan authorizes grants of options to purchase up to 875,000 shares of authorized but unissued common stock. Stock options are granted with an exercise price not less than the stock's fair market value at the date of grant. All stock options granted to employees have ten-year terms; stock options granted to non-management members of the Board of Directors generally have a five-year term. The number of shares granted, vesting period, and price per share are determined by the Board of Directors. Stock options generally vest over one to four years. At March 31, 2004, there were 266,095 additional shares available for future grant under the Plan.

        Stock option activity under the Plan, relating to qualified and nonqualified options during the periods indicated is as follows:

	2004		2003
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
Balance outstanding at beginning of year	439,845	$6.71	566,445	$8.40
Granted	448,267	1.88	41,525	2.46
Exercised	(54,432)	1.61	—	—
Forfeited	(430,145)	6.79	(168,125)	10.86

Balance outstanding at end of year	403,535	2.15	439,845	6.90

Exercisable at end of year	132,760	$2.39	246,416	$6.71

        Subsequent to March 31, 2004, certain stock options were exercised (see note 11).

        The following table summarizes information about stock options outstanding at March 31, 2004:

Exercise Price	Number Outstanding at March 31, 2004	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at March 31, 2004	Weighted-Average Exercise Price
		(Years)
$1.60 – 1.80	347,518	8.0	$1.60	125,945	$1.60
2.16 – 2.88	7,667	9.3	2.75	10	2.16
3.20 – 3.23	13,100	9.6	3.21	—	—
4.57 – 4.99	29,000	9.4	4.70	555	4.99
18.00	6,250	5.0	18.00	6,250	18.00

	403,535	8.1	2.15	132,760	2.39

        On April 23, 2003, the Company's Board of Directors approved an employee stock option exchange program ("Exchange Program"), pursuant to which the Company granted options to purchase 313,592 shares of the Company's common stock at an exercise price of $1.60 per share in exchange for options to purchase 377,342 shares of the Company's common stock at exercise prices in excess of $2.00 per share. The new options issued under the Exchange Program are subject to variable plan accounting in accordance with FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" ("Interpretation 44"). Under variable plan accounting, the Company is required to recognize compensation expense in its consolidated statements of operations for any increase in the market price of the Company's common stock above $1.60 (the market price at the effective date of the exchange). This compensation must be recorded on a quarterly basis until the new options issued under the Exchange Program are exercised, forfeited or expire unexercised. The impact of the new options issued under the Exchange Program on the Company's consolidated financial statements will depend on quarterly fluctuations in the Company's common stock price and the dates of exercises, forfeitures or cancellations of the new options by employees. Moreover, because the precise amount of compensation expense will depend on the market price of the Company's common stock at the end of each quarterly period, the Company will not be able to forecast in advance the amount of compensation expense that it will incur in any future period. During the year ended March 31, 2004 and 2003, the Company recognized stock based compensation expense of $1,562,108 and $0, respectively, to reflect adjustments to the value of the options due to the increase in market price of the Company's common stock above the exercise price of $1.60 per share.

Employee Stock Purchase Plan

        The Company has adopted a stock purchase plan under which 125,000 shares of common stock are reserved for future issuance to employees of the Company. The purpose of the stock purchase plan is to provide a method whereby employees of the Company may acquire a proprietary interest in the Company through the purchase of shares of common stock. The stock purchase plan is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code. As of March 31, 2004, the Company had sold 68,069 shares to employees of the Company under this plan.

Stock Warrants

        The Company has periodically issued warrants in exchange for consulting services to non-employees. Warrants to non-employees for services have been accounted for pursuant to Emerging Issues Task Force (EITF) Issue No. 96-18. Accordingly, the warrants are periodically revalued based on the then fair market value of the underlying common stock during the performance period. The Company recognized non-employee stock based compensation expense of $22,917 and $7,131 for the year ended March 31, 2004 and 2003, respectively.

        In January 2004, the Company entered into a two-year consulting agreement for services with terms that require the Company to issue the consultant warrants to purchase 5,000 shares of common stock each month. As of March 31, 2004, warrants to purchase 15,000 shares of common stock had been issued to the consultant under this agreement. The warrants vest 25 percent every three months from date of issuance, have a term of three and one-half years, and have an exercise price of $3.00 per share. The consultant agreement can be terminated upon 60 days written notice, subject to various cancellation provisions. Unless terminated earlier, the Company is obligated under this agreement to issue additional warrants for the purchase of 105,000 shares of common stock over the next 21 months.

        Outstanding warrants to purchase shares of the Company's common stock, as of March 31, 2004, are as follows:

Warrants	Fiscal Year Issued	Number Of Warrants	Exercise Price	Expiration
Private placement of common stock	1999	94,688	$10.00	August 2004
Consultant for services	2003	15,000	8.48	December 2004
Consultant for services	2004	20,000	2.70	August 2005
Purchasers of convertible debentures	2004	213,000	2.25	April 2006
Placement agent in conjunction with issuance of convertible debentures	2004	37,500	1.60	April 2006
Placement agent in conjunction with issuance of convertible debentures	2004	12,500	2.25	April 2006
Consultant for services	2004	15,000	3.00	July — September 2007
Private placement of common stock	2004	126,992	12.67	September 2007
Placement agent in conjunction with issuance of common stock	2004	30,000	12.67	September 2007

		564,680

        Subsequent to March 31, 2004, the expiration date of certain warrants issued in the 1999 private placement of common stock was extended and certain warrants issued to purchasers of convertible debentures were exercised (see note 11).

10. Related Party Transactions

        In March of 1999, Sento entered into a consulting agreement with GT Investments, a company that is wholly owned by Gary B. Filler, Sento's Chairman. Under the agreement, Sento pays GT Investments a monthly fee for services provided by Mr. Filler. The total expense incurred by Sento under its arrangement with GT Investments was $66,000 for each of the years ended March 31, 2004 and 2003. The consulting agreement is cancelable by either party at any time.

11. Subsequent Events

        On April 21, 2004, the Board of Directors approved an extension of three months to the term for warrants to purchase 94,688 shares of common stock issued in conjunction with a private placement of common stock in 1999. The warrants that were to expire in May of 2004, now terminate on August 31, 2004.

        Subsequent to March 31, 2004, stock options for 33,234 shares of common stock were exercised at $1.60 per share for proceeds of $53,174. Additionally, warrants issued to purchasers of convertible debentures were exercised utilizing cashless exercise provisions by tendering 183,000 warrants for a net 150,709 shares of common stock.

        On May 11, 2004, the Company refinanced its expired line of credit and existing term loans with a bank, wherein the line of credit was renewed and the existing three terms loans were combined into one term loan. The agreement also allows the Company to draw on an additional term loan for up to

$1,500,000 of equipment financing. The line of credit was increased from a maximum of $2,500,000 to $3,000,000 (subject to a limit of 80% of eligible accounts receivable), has an interest rate of the bank's prime rate plus 1% and has a two-year term, including provisions for extension, subject to approval. The line of credit terms also contain an annual commitment fee of 0.75%. The new term loan for $750,000 includes the repayment of the three existing term loans plus $316,140 in additional equipment financing. The terms of this loan include a 1.0% commitment fee, an interest rate of 7.46%, monthly payments of $23,316 including interest, and a term of three years. The Company also has a commitment from the bank for a term loan of up to $1,500,000 for future equipment financing. The Company may take advances on this loan in a minimum amount of $100,000 through March 31, 2005. The underlying term loans will have a term of three years, require monthly principal and interest payments, will have a fixed interest rate determined at the date of the advance based on the three-year U.S. Treasury Bond rate plus 4.5%, and have a commitment fee of 1%.

        The covenants associated with all of the financing arrangements with the bank include minimum debt service coverage of 1.5-to-1.0 and an adjusted quick ratio of 2.0-to-1.0. Substantially all of the assets of the Company serve as collateral for the above line of credit and term loans.

12. Recently Issued Accounting Pronouncements

        The Company has reviewed all recently issued accounting standards, which have not yet been adopted, in order to determine their potential effect, if any, on the results of operations and financial position of the Company. Based on that review, the Company does not currently believe that any of these recent accounting pronouncements will have a significant effect on its current or future financial position, results of operations, cash flows or disclosures.