Form 10KSB/A
period 2004-03-31
SENTO CORP
filed 2004-07-13
CIK 4317

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

        The aggregate market value of the Common Stock held by non-affiliates of the issuer, based upon the closing sale price of the Common Stock reported by the NASDAQ SmallCap Market on July 1, 2004, was approximately $31,818,473.

        The number of shares of Common Stock outstanding as of July 1, 2004 was 3,726,986

DOCUMENTS INCORPORATED BY REFERENCE
None

        Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

INTRODUCTION

        Sento Corporation ("we," "us," "Sento" or the "Company") is filing this Amendment No. 1 on Form 10-KSB/A (this "Amendment") to our Annual Report on Form 10-KSB for the year ended March 31, 2004 for the purpose of adding the following items to our Form 10-KSB as previously filed:

  •
  Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act,

  •
  Item 10. Executive Compensation,

  •
  Item 11. Security Ownership of Certain Beneficial Owners and Management,

  •
  Item 12. Certain Relationships and Related Transactions, and

  •
  Item 14. Principal Accountant Fees and Services.

        All subsequent references to "Form 10-KSB" shall refer to the initial Form 10-KSB, as amended by this Amendment.

PART III

Item 9. Directors and Executive Officers of the Registrant.

Directors

        Each of our directors serves until the next annual meeting of shareholders and until his successor is duly elected and qualified. Certain information regarding our directors is set forth below:

Name	Age	Position	Director Since
Gary B. Filler	63	Chairman of the Board	1998
Patrick F. O'Neal	58	President, Chief Executive Officer and Director	2002
Kieth E. Sorenson	58	Director	1997
Kim A. Cooper	45	Director	1999
Eric Olafson	44	Director	2001
Phillip J. Windley, PhD	45	Director	2003
C. Lloyd Mahaffey	49	Director	2004

        Gary B. Filler has served as a director since August 1998 and as the Chairman of our Board of Directors since September 26, 2000. Mr. Filler has served as a director of Altiris, Inc., a software company, since February 2002. Mr. Filler served as the Chief Executive Officer and Chairman of the Board of Net Vision, Inc., a software company, from November 2001 to December 2002. Prior to his appointment as a director, Mr. Filler was the Senior Vice President and Chief Financial Officer of Diamond Multimedia Systems, Inc., a manufacturer of graphics boards and modems, from January 1995 to September 1996. From June 1994 to January 1995, Mr. Filler was a business consultant and private investor. From February 1994 until June 1994, he served as Executive Vice President and Chief Financial Officer of ASK Group, Inc., a computer systems company. Mr. Filler was the Chairman of the Board of Seagate Technology, Inc., a manufacturer and distributor of data storage, retrieval and management products ("Seagate"), from September 1991 until October 1992, and was the Vice Chairman of the Board of Seagate from October 1990 until September 1991. Mr. Filler served as the Co-Chairman of the Board of Seagate and as a director of Seagate Software, Inc., a subsidiary of Seagate, from June 1998 until December 2000.

        Patrick F. O'Neal was appointed to serve as our President and Chief Executive Officer, and as a director in January 2002. Prior to joining Sento, Mr. O'Neal was the Managing Director of Digital Lighthouse Corporation since September 1996. Mr. O'Neal also served on the Board of Directors of Digital Lighthouse Corporation from March 1996 to January 2000 and as president of three subsidiaries that dealt with regulated industries (securities, insurance and mortgage services). Mr. O'Neal received his bachelor's degree from Indiana State University and his law degree (Doctor of Jurisprudence) from Indiana University.

        Kieth E. Sorenson has served as a director since June 1, 1997. Mr. Sorenson served as our President and Chief Executive Officer from December 1997 to April 1999. Prior to joining Sento, Mr. Sorenson was the founder of Truevision, Inc. (formerly RasterOps), a publicly traded multi-media, graphics and video company. From 1993 to 2002, he was a managing partner of Sorenson, Thomas & Co. and President, Chief Executive Officer and Chairman of the Board of Truevision, Inc., of which he continued to serve as a director until January 1999. From 1979 to 1987, he was employed by Ramtek, Inc., a Silicon Valley pioneer in computer graphics, as Vice President of Engineering and Product Marketing. He is also currently the owner of Approach Systems, a private aviation electronics manufacturing company, and a director of Sumeria, a developer of CD-ROM titles.

        Kim A. Cooper was appointed to serve as a director of Sento in August 1999. Mr. Cooper is the President and Chief Executive Officer of Exceed, LLC, a consulting firm, and Chairman of the Board for multinational, TechTeam Global, Inc. At various times during the previous eight years, he was founder and Chief Executive Officer of the following companies: Digital Harbor, Inc., ComDais, Inc., GlobalSim, Inc., DriveSafety, Inc., Chief Strategy Officer of IMCentric, Inc., Chief Operating Officer of Sorenson Media, Inc., and General Counsel of E-Idea Labs, Inc. Prior to this, Mr. Cooper was the Vice President of Worldwide Marketing and Business Development for Novell, Inc. for two years, and the Vice President of Worldwide Customer Services, Sales & Marketing for WordPerfect Corporation for ten years. Mr. Cooper also currently serves as a director for Authoritative.Net, Inc, and has recently finished writing a business book. He is a practicing corporate attorney and graduated with honors from Brigham Young University Law School.

        Eric Olafson was appointed to serve as a director in October 2001. Since 2000, Mr. Olafson has been the Chairman of the Board of Tomax Corporation, a developer and marketer of web-based software for retailers ("Tomax"). Prior to that, from 1990 to 2000, Mr. Olafson served as the President and Chief Executive Officer of Tomax. From 1987 to 1990, Mr. Olafson served as the Vice President of Marketing at Tomax. From 1986 to 1987, Mr. Olafson served as a consultant to Tomax. Prior to 1986, Mr. Olafson was a co-founder of Dyonix Greentree Technologies, a Canadian software development company.

        Phillip J. Windley, PhD was appointed to serve as a director in October 2003. Dr. Windley is a consultant, author and nationally recognized expert in using information technology. Dr. Windley served during 2001 and 2002 as the Chief Information Officer for the State of Utah, serving in the Governor's Cabinet and as a member of the Governor's Senior Staff. In 1999 and 2000, Dr. Windley served as the Vice President for Product Development and Operations at Excite@Home, managing a large, interdisciplinary team of product managers, engineers, and technicians developing and operating large-scale internet and e-commerce products. Prior to joining Excite@Home, from 1998 to 1999, Dr. Windley served as the Chief Technology Officer of iMall, Inc. Dr. Windley was a professor of Computer Science at Brigham Young University from 1993 to 1999 and at the University of Idaho from 1990 to 1993. While at Brigham Young University, Dr. Windley founded and directed the Laboratory for Applied Logic. Dr. Windley received his PhD in Computer Science from the University of California, Davis in 1990.

        C. Lloyd Mahaffey was appointed to serve as a director in March 2004. Mr. Mahaffey has over 25 years of experience in the development, funding and marketing of advanced technology systems to business, education, consumer and government markets. Mr. Mahaffey is the Managing Partner for Redleaf Group, Inc., a multi-million dollar US early-stage venture capital firm, specializing in cyber security, supply chain, network, payment technologies, and business analytics. From 1995 to 1998, Mr. Mahaffey served as the Chief Operating Officer, as well as Senior Vice President and General Manager of Global Development and Marketing, of VeriFone. While there, he was responsible for VeriFone's early stage investments in WebTV, CyberCash, and VeriSign. He led the team that sold VeriFone to Hewlett Packard for $1.3 billion. Earlier in his career, Mr. Mahaffey founded a technology consulting firm, Dynamis Group, with a client roster that included many Fortune 500 companies and the U.S. Government. Mr. Mahaffey joined Apple Computer, Inc. during its formative years and was responsible for the development of Apple's highly regarded Education and Federal Government business segments worldwide. Mr. Mahaffey received his Bachelor's degree in history at The Citadel, The Military College of South Carolina, in 1978, where he was an Honor Graduate with Gold Stars and a Dean's List member. He also attended Stanford University's Graduate School of Business Technology Executive Program in 1987.

Executive Officers

        In addition to Mr. O'Neal, whose biography is set forth above, certain biographical information is furnished below with respect to our other executive officers:

        Stanley J. Cutler, 62, has served as our Senior Vice President of Finance since March 2002. Prior to his appointment as Senior Vice President of Finance, Mr. Cutler served as our Vice President of Finance, from July 2001 to March 2002, and as our Corporate Controller from November 1998 to July 2001. Mr. Cutler has also served as Corporate Secretary since July 1999. Previously, he was interim Vice President of Finance for Portola Packaging, a manufacturer of closures for plastic containers with annual revenues of $200 million, from December 1997 to November 1998. Mr. Cutler served as Controller for Diamond Multimedia Systems, Inc., a multimedia and computer graphics and modem company, from January 1995 to November 1997. Mr. Cutler has many years of experience as controller and vice president of finance for high-tech companies in Silicon Valley. Mr. Cutler is a certified public accountant and began his career in accounting at Peat Marwick Mitchell & Co. in San Francisco, California.

        Chris Wells, 44, was appointed as our Senior Vice President of Sales in April 2003. Prior to joining Sento, Mr. Wells consulted as the General Manager for a $29 million dollar technology upgrade project for the State of Utah from June 2002 to April 2003. Mr. Wells was Vice President and General Manager for Excite@Home Hosting Services from October 1999 to March 2002. His responsibilities included building outsourcing shared hosting and e-commerce services to major Fortune 500 accounts. Prior to serving as Vice President and General Manager, Mr. Wells served from June 1998 to October 1999 as the Vice President of Major Accounts at Imall Inc., a small Internet e-commerce start-up, which was purchased by Excite@Home for over $500 million. Mr. Wells has over 13 years in sales and marketing experience, including over three years as a director of major accounts at Novell Inc.

        Stephen W. Fulling, 40, was appointed as our Senior Vice President and Chief Technology Officer in January 2004. From March 2002 until January 2004, Mr. Fulling was Director of Information Technology Services at the State of Utah where he was responsible for a $60 million information technology budget and over 250 employees. From August 1999 until February 2002, Mr. Fulling managed an engineering and operations division for Excite@Home, in support of a $20 million E-commerce business. From October 1996 until August 1999, Mr. Fulling was the Senior Vice President of Engineering and Operations at iMall Inc., where he built a technology organization that was instrumental in the acquisition of iMall Inc. by Excite@Home in 1999. Mr. Fulling has over 15 years of experience in successfully developing products that use Internet and telecommunications technologies. Mr. Fulling graduated with a degree in Computer Science from the University of California.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, as well as persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "SEC"). Reporting persons are also required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that for the fiscal year ended March 31, 2004 all of our executive officers and directors, as well as persons beneficially holding more than ten percent of our common stock, filed the required reports on a timely basis, except that a Form 3 required to be filed by Mr. Mahaffey upon his appointment to our Board of Directors was filed late.

Item 10. Executive Compensation.

Summary Compensation Table

        The following table provides certain summary information concerning the compensation paid or accrued by us to or on behalf of our Chief Executive Officer, as well as all our other executive officers whose aggregate compensation for the fiscal year ended March 31, 2004 exceeded $100,000 (collectively, the "Named Executive Officers").

						Long-Term Compensation
	Annual Compensation					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)		Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)
Patrick F. O'Neal(1) Chief Executive Officer	2004 2003 2002	170,000 170,000 25,500	30,000 — —	(3)	— — —	— — —	20,000 — 83,750	— — —	— — —
Stanley J. Cutler Senior Vice President of Finance and Secretary	2004 2003 2002	100,000 98,077 100,000	10,000 — 10,000	(3)	— — —	— — —	10,000 — 41,400	— — —	— — —
Chris Wells(2) Senior Vice President of Sales	2004 2003 2002	113,462 — —	— — —		9,601 — —	— — —	7,500 — —	— — —	— — —

(1)
Mr. O'Neal was appointed to serve as our President and Chief Executive Officer on January 14, 2002.

(2)
Mr. Wells was appointed to serve as our Senior Vice President of Sales in April 2004.

(3)
Reflects bonus compensation accrued during the fiscal year ended March 31, 2004 and paid in May 2004.

  Option Grants in Last Fiscal Year

        The following table sets forth individual grants of options to acquire shares of our common stock made to the Named Executive Officers during the fiscal year ended March 31, 2004.

Name	Options Granted	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price	Expiration Date
Patrick F. O'Neal	20,000	15%	$1.60	April 23, 2013
Stanley Cutler	10,000	7%	$1.60	April 23, 2013
Chris Wells	7,500	6%	$1.60	April 23, 2013

Aggregated Option Exercises in Last Fiscal Year and Year End Option Values

        The following table sets forth the aggregate value of unexercised options to acquire shares of our common stock held by the Named Executive Officers on March 31, 2004, and the value realized upon the exercise of options during the fiscal year ended March 31, 2004.

			Number of Unexercised Options at FY End 2004(2)		Value of Unexercised In-the-Money Options at FY End 2004($)(3)
Name	Shares Acquired on Exercise	Value Realized($)(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Patrick F. O'Neal	—	—	35,659	68,091	$383,334	$731,978
Stanley J. Cutler	—	—	56,414	19,686	$606,451	$211,625
Chris Wells	—	—	2,031	5,469	$21,833	$58,792

(1)
Calculated based on the difference between the exercise price and the value of the shares as of the date acquired.

(2)
Includes shares of our common stock subject to options exercisable within 60 days of March 31, 2004.

(3)
Calculated based on the difference between the exercise price and the price of a share of our common stock on March 31, 2004. The price of the our common stock on March 31, 2004 was $12.35 per share (as reported on the Nasdaq (SmallCap) Stock Market).

Director Compensation

        Our non-employee directors receive compensation of $1,500 for attendance at each Board meeting, $750 for participation in each telephonic Board meeting, and $1,000 for attendances at each committee meeting not held in conjunction with a regular Board meeting ($500 if the committee meeting is held in conjunction with a Board meeting). As additional incentive to serve, non-employee board members from time to time receive options to purchase shares of our common stock. Mr. Filler, Mr. Cooper and Mr. Sorenson each received options to purchase 2,500 shares of our common stock at $1.60 per share during the year ended March 31, 2004. Mr. Windley received options to purchase 7,500 shares of our common stock at $3.20 during the year ended March 31, 2004. Subsequent to the year ended March 31, 2004, Mr. Mahaffey received options to purchase 7,500 shares of our common stock at $4.61 per share.

        In addition, during the fiscal year ended March 30, 2002, our Board of Directors reviewed the time and insight provided by our directors, as well as our limited ability to provide additional cash payments to our directors as compensation for their services to Sento. Based upon this review, as well as an assessment that our directors would likely be required to devote increased time and attention during the fiscal year ended March 30, 2002 to several strategic initiatives, including review and negotiation of prospective transactions intended to promote shareholder value and liquidity, our Board of Directors adopted resolutions intended to compensate our directors if we completed such a transaction. Pursuant to resolutions adopted in April 2001 and March 2002, our Board of Directors approved a contingent issuance of shares of our common stock to each of our directors (18,750 shares to Gary Filler, Chairman of the Board, and 12,500 shares to each other director then serving). The shares of our common stock are issuable only upon the completion of certain merger, consolidation, acquisition, sale and liquidation transactions constituting a "change of control" under our 1999 Omnibus Stock Incentive Plan. Because none of the conditions was satisfied during the fiscal year ended March 31, 2004, there were no shares or other rights issued or granted to the directors during such fiscal year. The resolutions remain effective and could result in future issuances of shares of our common stock if one or more of the stated conditions occurs.

        On March 30, 1999, we entered into a consulting agreement with GT Investments, of which Gary B. Filler, our Chairman of the Board, is the sole shareholder. Pursuant to such agreement, we pay GT Investments a monthly fee for services provided by Mr. Filler. During the year ended March 31, 2004, we paid GT Investments the aggregate amount of $66,000 under this agreement. The agreement is cancelable by either party at any time.

Annual Meetings, Board Meetings and Committees

        We request that all of the members of our Board of Directors attend each annual meeting of shareholders. All of the directors in office at such time attended our annual meeting held in October 2004. During the year ended March 31, 2004, our Board of Directors held seven formal board meetings and met informally on numerous occasions and approved relevant matters by written consent. All incumbent directors attended at least 75% of all board meetings and applicable committee meetings.

        Our Board of Directors has standing Audit and Compensation Committees. The members of our Audit Committee are Kieth E. Sorenson (Chairman), Phillip J. Windley and Eric Olafson. The members of our Compensation Committee are Eric Olafson (Chairman), Kim A. Cooper and C. Lloyd Mahaffey.

        All members of our Audit Committee are independent according to Nasdaq's listing standards, and our Board of Directors has determined that the Audit Committee has one member qualifying as an audit committee financial expert, as defined in Item 401(h) of Regulation S-K. The person our Board of Directors has determined is an audit committee financial expert is Kieth E. Sorenson.

        Our Board of Directors has also adopted a written Audit Committee Charter, a copy of which has been filed previously with the SEC on September 14, 2001 as an exhibit to our proxy statement prepared in connection with our 2001 annual meeting of shareholders. The Audit Committee oversees our accounting and financial reporting processes and related audits. This involves, among other tasks, the selection of our external auditors for ratification by our shareholders, pre-approving engagements of our auditors with respect to audit and non-audit services, reviewing our accounting practices and controls and administering our Code of Ethics for Officers and Finance Department Employees and whistleblower policy.

Code of Ethics

        We have adopted the Sento Corporation Code of Ethics for Officers and Finance Department Employees, which constitutes a code of ethics that applies to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as defined in Item 406 of Regulation S-K under the Securities Exchange Act of 1934, as amended. We have posted our Code of Ethics for Officers and Finance Department Employees on our website at www.sento.com.

Employment Agreements and Change of Control Arrangements

        We have adopted the Sento Corporation 1999 Omnibus Stock Incentive Plan (the "Incentive Plan") which provides that upon a change in control of Sento and a subsequent relocation, termination or reassignment of a participant in the Incentive Plan within one year, the options granted to such participant under the Incentive Plan immediately vest and become exercisable. The Named Executive Officers are among the participants in the Incentive Plan. In addition, options issued to the Named Executive Officers and all directors provide that upon a change in control of Sento all such options immediately vest and become exercisable.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership Table

        The following table sets forth information as of July 1, 2004 with respect to the beneficial ownership of shares of our common stock by each person known by us to be the beneficial owner of more than 5% of our common stock, by each director, by each of the Named Executive Officers and by all directors and executive officers as a group. Unless otherwise noted, each person named has sole voting and investment power with respect to the shares indicated. The percentages set forth below have been computed based on the number of outstanding shares of our common stock, which was 3,726,986 shares as of July 1, 2004.

	Beneficial Ownership As of July 1, 2004
Name and Address of Beneficial Owner	Number of Shares		Percentage of Class*
Patrick F. O'Neal President, CEO and Director 808 East Utah Valley Drive, American Fork, UT 84003	66,279	(1)	2%
Stanley J. Cutler Senior Vice President of Finance and Corporate Secretary 808 East Utah Valley Drive, American Fork, UT 84003	65,927	(2)	2%
Eric Olafson Director 808 East Utah Valley Drive, American Fork, UT 84003	13,121	(3)	**
Kim A. Cooper Director 808 East Utah Valley Drive, American Fork, UT 84003	9,375	(4)	**
Gary B. Filler Chairman of the Board 808 East Utah Valley Drive, American Fork, UT 84003	8,850	(5)	**

Kieth E. Sorenson Director 808 East Utah Valley Drive, American Fork, UT 84003	4,844	(6)	**
Chris Wells Senior Vice President of Sales 808 East Utah Valley Drive, American Fork, UT 84003	625	(7)	**
C. Lloyd Mahaffey Director 808 East Utah Valley Drive, American Fork, UT 84003	—		**
Phillip J. Windley Director 808 East Utah Valley Drive, American Fork, UT 84003	—		**
All executive officers and directors as a group (10 persons)	169,021	(8)	4%

*
Beneficial ownership as a percentage of the class for each person holding options, warrants or other rights exercisable within 60 days of July 1, 2004 has been calculated as though shares of our common stock subject to such options were outstanding, but such shares have not been deemed outstanding for the purpose of calculating the percentage of the class owned by any other person.

**
Represents less than 1% of the outstanding shares of our common stock.

(1)
Includes presently exercisable options to purchase 43,887 shares of our common stock.

(2)
Includes presently exercisable options to purchase 55,000 shares of our common stock and 2,500 shares of our common stock subject to presently exercisable warrants.

(3)
Includes presently exercisable options to purchase 5,165 shares of our common stock and 7,956 shares of our common stock held by the Olafson Trust, of which Mr. Olafson is a trustee.

(4)
Includes presently exercisable options to purchase 9,375 shares of our common stock.

(5)
Includes 1,250 shares of our common stock and 2,500 shares of our common stock subject to presently exercisable warrants held by GT Investments, of which Mr. Filler is the sole shareholder, and presently exercisable options to purchase 5,100 shares of our common stock.

(6)
Includes presently exercisable options to purchase 4,844 shares of our common stock.

(7)
Includes presently exercisable options to purchase 625 shares of our common stock.

(8)
Includes presently exercisable options to purchase 123,996 shares of our common stock and 5,000 shares of our common stock subject to presently exercisable warrants.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table contains information regarding our equity compensation plans as of March 31, 2004.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders(1)	403,535	$2.15	323,026
Equity compensation plans not approved by security holders(2)	130,000	$5.34	—

Total	533,535	$2.93	323,026

(1)
Consists of our stock option plan and employee stock purchase plan. See Note 9 to the Consolidated Financial Statements in this Form 10-KSB for additional information regarding these plans.

(2)
Consists of warrants to purchase shares of our common stock. See Note 9 to the Consolidated Financial Statements in this Form 10-KSB for additional information regarding these warrants.

        The warrants disclosed in the preceding table were issued to placement agents in conjunction with the issuance of convertible debt and common stock, and in exchange for consulting services pursuant to individual compensation arrangements. These warrants give the holders the right to purchase share of our common stock at a price equal to the fair market value of a share of our common stock at the time of issuance of the warrants. The terms of these warrants range from three to five years from the date of issuance of the warrants.

Item 12. Certain Relationships and Related Transactions

        On March 30, 1999, we entered into a consulting agreement with GT Investments, of which Gary B. Filler, our Chairman of the Board, is the sole shareholder. Pursuant to such agreement, we pay GT Investments a monthly fee for services provided by Mr. Filler. During the year ended March 31, 2004, we paid GT Investments the aggregate amount of $66,000 under this agreement. The agreement is cancelable by either party at any time.

Item 14. Principal Accountant Fees and Services

Audit Fees

        The aggregate fees billed by Ernst & Young LLP, our independent public accountants ("E&Y"), for professional services rendered for the audit of our financial statements and the reviews of our interim financial statements included in our Quarterly Reports on Forms 10-Q were approximately $61,000 for the fiscal year ended March 31, 2004 and approximately $60,000 for the fiscal year ended March 31, 2003.

Audit-Related Fees

        The aggregate fees billed by E&Y for assurance and related services performed by E&Y that were reasonably related to the performance of the audit of our financial statements and are not reported in the preceding paragraph were approximately $17,000 for the fiscal year ended March 31, 2004 and approximately $20,000 for the fiscal year ended March 31, 2003. Audit-related fees relate primarily to audits of employee benefit plans and miscellaneous accounting and internal control related consultations.

Tax Fees

        The aggregate fees billed by E&Y for tax compliance, tax advice and tax planning were approximately $15,000 for the fiscal year ended March 31, 2004 and approximately $17,000 for the fiscal year ended March 31, 2003.

All Other Fees

        There were no fees billed for other non-audit services during fiscal years 2004 and 2003.

Pre-Approval Policies and Procedures

        The Audit Committee of our Board of Directors ensures that we engage our public accountants to provide only audit and non-audit services that are compatible with maintaining the independence of our public accountants. Our Audit Committee approves or pre-approves all services provided by our public accountants. Permitted services include audit and audit-related services, tax and other non-audit related services. Certain services are identified as restricted. Restricted services are those services that may not be provided by our external public accountants, whether identified in statute or determined in the opinion of our Audit Committee to be incompatible with the role of an independent auditor. All fees identified in the preceding four paragraphs were approved by our Audit Committee. During the fiscal year ended March 31, 2004, our Audit Committee reviewed all non-audit services provided by our external public accountants, and concluded that the provision of such non-audit services was compatible with maintaining the independence of the external public accountants.

SIGNATURE

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Amendment No. 1 on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized, on July 8, 2004.

SENTO CORPORATION
By:	/s/ PATRICK F. O'NEAL Patrick F. O'Neal President and Chief Executive Officer

QuickLinks

INTRODUCTION
PART III
  Item 9. Directors and Executive Officers of the Registrant.
  Item 10. Executive Compensation.
  Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
EQUITY COMPENSATION PLAN INFORMATION
  Item 12. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
SIGNATURE