Form 10KSB/A
period 2004-03-31
SENTO CORP
filed 2004-08-02
CIK 4317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB/A

(Amendment No. 2)

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended March 31, 2004 or
☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

Sento Corporation

(Name of small business issuer in its charter)

Utah	000-06425	87-0284979
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

808 East Utah Valley Drive
American Fork, Utah 84003

(Address of principal executive offices, including zip code)

Issuer’s telephone number, including area code:  (801) 772-1100

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.25 par value

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State Issuer’s revenues for its most recent fiscal year:  $21,396,118

The aggregate market value of the Common Stock held by non-affiliates of the issuer, based upon the closing sale price of the Common Stock reported by the NASDAQ SmallCap Market on July 1, 2004, was approximately $31,818,000.

The number of shares of Common Stock outstanding as of July 1, 2004 was 3,726,986.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TABLE OF CONTENTS

INTRODUCTION

PART I
Item 1.	Description of Business.
General Overview
Background
Industry Overview
Business Strategy
Services
Significant Clients
Competition
Patents and Proprietary Technology
Research and Development
Employees
Proprietary Marks
Factors that May Affect Future Results
Item 2.	Description of Property
Location
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders.

PART II
Item 5.	Market for Common Equity and Related Stockholder Matters
Recent Sales of Unregistered Securities
Description of Capital Stock
Item 6.	Management’s Discussion and Analysis or Plan of Operations
Overview
Critical Accounting Policies
Results of Operations
Liquidity and Capital Resources
Seasonality
Recently Issued Accounting Pronouncements
Item 7.	Financial Statements.
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Item 8A.	Controls and Procedures

PART III

Item 9.	Directors and Executive Officers of the Registrant.
Item 10.	Executive Compensation.
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 12	Certain Relationships and Related Transactions.
Item 13.	Exhibits and Reports on Form 8-K.
Item 14.	Principal Accountant Fees and Services

SIGNATURES

i

INTRODUCTION

Sento Corporation (“we,” “us,” Sento or the “Company”) is filing this Amendment No. 2 on Form 10-KSB for the year ended March 31, 2004 for the purpose of amending and restating the information set forth in our Annual Report on Form 10-KSB for the year ended March 31, 2004, filed May 20, 2004, and our Amendment No. 1 to Annual Report on Form 10-KSB/A, filed July 13, 2004. All subsequent references to “Form 10-KSB” or this “Report” shall refer to our initial Form 10-KSB, as amended by this Amendment No. 2.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-KSB (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements can be identified by the use of forward-looking words such as “anticipate,” “estimate,” “project,” “likely,” “believe,” “intend,” “expect” or similar words. These statements relate to our, and, in some cases, our clients’ or business partners’, future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. Such forward-looking statements are included under Item 1. “Business,” Item 2. “Properties” and Item 6. “Management’s Discussion and Analysis or Plan of Operations.” All forward-looking statements included in this Report are made as of the date hereof, based on information available to us as of such date, and we assume no obligation to update any forward-looking statement. It is important to note that such statements may not prove to be accurate and that our actual results and future events will differ, and could differ materially, from those anticipated in such statements. Among the factors that could cause actual results to differ materially from our Company’s expectations are those described under Item 1. “Description of Business—Factors that May Affect Future Results.” Readers are also encouraged to review our other filings with the Securities and Exchange Commission (the “Commission”) describing other factors that may affect our future results. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section and other factors included elsewhere in this Report.

PART I

Item 1.          Description of Business.

General Overview

Sento Corporation (“Sento,” the “Company” or “we”) designs, implements and manages high-tech solutions for customer acquisition, customer care, technical support and help-desk functions.  We use modern customer contact centers, coupled with our state-of-the-art proprietary software systems (the “Customer Choice PlatformSM”), to provide domestic and international support services for Fortune 1000 companies, multinational companies, product manufacturers, and software companies.

Our proprietary customer relationship management (“CRM”) software, known as “ReciteSM” and other reporting and management tools, when integrated with communications points such as telephone, internet, chat, email, call-back, and self-help, provide solutions designed to help our clients reduce costs and improve customer satisfaction.

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

Background

Sento was formed in 1986 as a value-added reseller, formerly known as Spire Technologies, Inc.  In 1996, we executed a share exchange with an existing public company.  Sento is incorporated under the laws of the State of Utah.  Our common stock is traded on the NASDAQ Small Cap Market under the symbol “SNTO.”  Throughout this Report, the word “client” refers to entities we serve, and the word “customer(s)” refers to our clients’ customer(s).

In 1997 and 1998, we undertook a strategic transition to focus our efforts on customer contact solutions.  We constructed a new generation customer contact facility (“Customer Contact Solutions Center” or “CCSC”) in American Fork, Utah.  Subsequently, we have constructed four additional Customer Contact Solutions Centers, two of which are in Utah and two of which are in Wyoming.  One of our Wyoming CCSCs is not currently in use and is available for subletting.  In addition, through business alliances, we have contracted for the use of a CCSC in Delhi, India.

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

Many senior executives and managers recognize the importance of information technology in their organizations and the potential benefits of improved customer service.  At the same time, technological changes and the costs and time associated with implementing and using current solutions create tremendous pressure on organizations and their management.  As the pace of advancement accelerates, an organization’s ability to evaluate, design, integrate, deploy, and leverage new technology becomes a critical competitive issue.

Staying abreast of rapid technological change, while maintaining the required operational efficiency of customer contact centers, is also becoming increasingly more difficult and expensive for companies.  Running a contact center on a day-to-day basis requires a skill set and a level of expertise that differs from the core business of most clients.  Understanding the inter-relationship of the various technological requirements as they relate to the needs of the various internal divisions of a client company requires significant time, as well as careful attention to the client’s business needs.  An outsourcer has the benefit of seeing many companies and how they operate, then applying that knowledge to the issues at hand with other client businesses.

The challenge of maintaining an organization’s focus on core business areas while attempting to recognize and benefit from rapid changes has prompted more and more organizations to seek outsourced customer contact center solutions.  Organizations lacking this experience and know-how are finding it increasingly difficult and expensive to service all their needs in-house.  As a result, “outsourcing” continues to gain favor across the business spectrum.

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

Our business strategy is based on the following strategic initiatives:

Customer Choice PlatformSM Technology Suite. Our proprietary software suite is designed to enable our clients, partners, and other service providers serving the same client to work from a proven unified software platform regardless of whether they are in the U.S. or in an offshore location.  This technology suite, developed and hosted by us, provides a single repository for data entered from disparate locations and systems.  Our technology suite facilitates seamless tracking of customer interactions throughout all touch points.  Our customer relationship management software gathers information from every phone call, chat, email and self-help transaction connected to our technology suite, regardless of the service provider.

Consulting.  The first step for most of our clients toward decreasing costs and improving efficiencies and customer satisfaction is the utilization of Sento’s consulting services.  We focus on both macro and micro level processes and methodology. On the macro level, we work closely with clients to understand business needs and goals.  We then develop appropriate strategies and processes, often by implementing our Customer Choice PlatformSM, which incorporates self-help, chat, email, phone, and fee-based phone services.  On the micro level, we incorporate contact-blue printing that analyzes all aspects of customer contacts including system interactions, as well as developing appropriate customer satisfaction/feedback methods.

Design, Develop, Implement, and Manage Leading Edge Customer Relationship Management and Contact Center Solutions and Methodologies.  We develop strategies and methodologies designed to help our clients significantly reduce service costs, while increasing customer choices and satisfaction.  Our business strategy utilizes a suite of options to allow our clients’ customers to access a variety of contact points depending upon the customer’s desire and choice at the time.

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

Intensive Knowledgebase Architecture, Management and Scoring. We deliver innovative Web solutions through our proprietary “Customer Choice PlatformSM.”  This platform provides customers access to highly-effective self-help tools.  If a particular issue is not resolved through self-help, customers can then proceed seamlessly to live chat, email, phone, and other live Web services chosen by our clients.  This transition to live help is simply an extension of the customer’s Customer Choice PlatformSM experience.  Our unique CRM product records and delivers the customer’s Web experience (i.e. the “click stream,” operating system, browser version, and other important information) to the live agent.  This information transfer allows the agent to know immediately which features of the Customer Choice PlatformSM the customer has accessed, and reduces the time to resolution.  By monitoring customer activity and analyzing positive behavior, our tools are designed to report and improve the overall customer experience.  Our skill and experience in knowledgebase architecture and management allows our clients to deliver information to customers in a timely and cost-efficient fashion.  These tools are available to companies for a licensing fee using an application software provider (“ASP”) model, even when we are not providing domestic or offshore labor.  We currently support 17 foreign languages.

Capitalize on Technology. Our Customer Contact Solutions Centers, which incorporate scientific workforce management, proven call center infrastructure and leading-edge solutions, are designed to enable clients to rapidly deploy and quickly capitalize on trends within their customer base.  In addition, we use contact center resources in India.

Our systems incorporate newer technologies such as Voice over IP (“VoIP”) and hosted portal services.  The integration of these systems provided by companies such as Nortel Networks, Cisco Systems, and AT&T promote high levels of economy and efficiency.  Our technology policy requires that infrastructure be fully scalable, meet or exceed customer needs, and provide adequate redundancy and security.

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

Utilize Global Labor Pools.  We currently own and operate three Customer Contact Centers in Utah and one in nearby Wyoming.  In addition, we currently use contact center resources in India on a contract basis.  In the past we have operated and/or utilized centers in Scotland, Ireland and South Africa.  We have determined that we can, in some instances, gain significant cost savings and/or language capabilities by utilizing non-U.S. labor.  We currently contract services from India to handle chat and email transactions.  To date, we have generally found the Indian workforce to be highly-educated and possessing above-average writing capabilities.  In Europe, we have utilized offshore facilities when supporting European languages.

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

Customer Choice PlatformSM.  We provide clients, through web interfaces, a robust inventory of tools. Through our Customer Choice PlatformSM, customer specific information is made available to customers.  This information provides customers with the option of answering questions and resolving problems without ever going to a live person for assistance.  If live assistance is necessary, however, the Customer Choice PlatformSM presents customer information related to live contact options (voice, chat, email or forums).  The customer then can make an informed choice as to the best possible live contact option for him or her.  For our clients, we track customer behavior while on the Customer Choice PlatformSM, which promotes quicker resolution to issues and increases customer satisfaction.  The direct result is increased efficiency and overall cost reduction.

Fee-Based Solution.  We provide clients with a variety of fee-based options.  By adopting fee-based solutions and methodologies, our clients charge customers for annual service contracts, multi-incident packets, single incidents, or even single minutes of support assistance.  One option allows customers the added ability to move to the front of the queue at those times when waiting for a free contact is not acceptable.  While currently used in the telephone environment, fee-based services can apply to any type of contact, whether delivered by telephone, chat, email, self-help, or a combination of these.  Fee-based services can be used to route and prioritize interactions, enabling clients to offer multi-tiered service plans (e.g. silver, gold, platinum, etc.).

We currently invoice our clients’ customers directly using a credit card or 900-number billing system (customers receive an invoice on their telephone bills).  In the case of credit card billing, funds are deposited directly into the clients’ merchant accounts.  In some cases the revenue generated from these fee-based calls pays for a significant portion of the total cost of providing support.  We believe that this option will achieve greater acceptance as client companies recognize that significant revenues to offset support costs can be generated from a very small number of transactions and that the customer has made an informed decision to choose this option.

Customer Contact Solutions. We offer a broad range of customer contact outsourcing services, consisting principally of customer acquisition, sales, customer care, helpdesk, technical support, and the development and implementation of Web strategies to induce customers to use Web services.  We use advanced systems, including web-enabled databases and reporting systems, Internet, local area networks (“LAN”), multi-user systems,

Computer-Telephony Integration (“CTI”), CRM, and Integrated Voice Response (“IVR”) technologies, to provide prompt and accurate support, while reducing the technology, personnel, and management expenses incurred by our clients.

IVR is an automated self-help telephony system that responds with a voice menu that allows the user to make choices and enter information via the user’s telephone keypad or by voice to receive information and accurately route the call to a service representative.  IVR systems are used in our Customer Contact Solutions Centers to enhance the customer experience by assisting in routing the caller to the appropriate resource as quickly as possible and by limiting the amount of time required by a live agent to complete the interaction.

Most importantly, our CRM tools allow our clients to view the activities and behavior of their customers in regard to the transactions we handle.  These tools are easier and less expensive to deploy than more cumbersome enterprise CRM systems.  They also can be integrated into enterprise CRM systems for deeper analysis.  The information gathered and reported using our CRM tools facilitates our clients’ efforts to improve the overall customer experience and to offer products designed to fulfill their customers’ needs and desires.

Customer Care.  Our representatives are able to provide a variety of client specific services. These services may include billing and post-sale customer inquiries, tracking order status, credit-related transactions, providing product information, and generating resources for problem resolution, mining customer data, or compiling and creating reports of customer records for client-specific use.

Customer Acquisitions.                  Our trained representatives are able to perform a variety of sales and customer- acquisition-related tasks.  Among the services offered are cross-sell and up-sell, payment processing, billing information, pricing information, general inquiries, and customer assistance for common product questions.  We are also able to capture customer profile information and interaction history and provide such information and history to the client for future sales and marketing efforts.

Helpdesk.  We can provide client-certified professionals acting on behalf of the client for helpdesk services to end-users and IT staffs. This is a powerful resource to address questions and problems involving applications, integrated desktop products, network support or other specialized areas of need.  Utilizing our personnel, clients may develop programs to meet very specific requirements, and then implement those programs as a customer contact solution or as a supplement to the customer’s in-house facility.

Technical Support.  Product support services are targeted towards OEMs, software publishers, hardware system manufacturers, and other entities requiring mid-level to high-end technical services.  These services, which are more technical in nature than helpdesk or customer support services, are designed to provide customers with immediate and efficient access to “best-of-class” product support.  We also deliver comprehensive first-level support (support related to product installation, features and configuration) to end users and manufacturers, combining hardware and network support with application support for proprietary and off-the-shelf programs.  We have a history of delivering these services at significantly lower average handle times than industry norms.  Our cost-effective tools and methodology enable us to deliver these services through self-service, free and fee-based phone, chat, and email.

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

Given the extensive market opportunity in the customer contact center space, we believe that our strategy of providing the “best-of-breed” services, powered by the Web, will provide us with a competitive advantage in achieving growth and in capturing market share while reaching profitability objectives. Additionally, banks and other companies in the financial sector are beginning to recognize the value of outsourced customer contact solutions. We expect to direct considerable time and effort to establish a solid presence in this vertical market.

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

Research and Development

We compete in an industry that is characterized by rapid technological change.  As our clients’ needs change and evolve, and as Internet and Web technologies proliferate, we expect to incur additional expense in the development and improvement of our Customer Choice PlatformSM, customer contact solutions tools and offerings, and in the integration of our technology with third party platforms and software.  To maintain our competitive edge in technology, we also intend to selectively utilize the research and development efforts of third-party technology providers and partners.

Employees

We maintain a staff of trained personnel to provide support to our clients. We have a technically-competent employee base, which we enjoy from being geographically situated close to two major universities.  We enhance employees’ proficiency through our sophisticated performance management system.  Employees receive positive performance feedback on a daily basis and are given access to training programs including Microsoft Certified Software Engineer, Novell Certification, and operating systems including Windows, Unix, and Linux.  We also maintain a highly-proficient performance management team responsible for training and monitoring employees.  Our rapidly expanding Customer Choice PlatformSM business has allowed us to reduce headcount from that of previous years.  Meanwhile, our software engineering and web development groups continue to be a major focus within the organization.

As of July 1, 2004, we had approximately 542 total employees, of which approximately 494 were full-time employees and approximately 48 were part-time employees.  Competition for qualified personnel in our industry is intense. Our future success and growth will depend in large measure, upon our ability to attract and retain qualified management and technical personnel.  There can be no assurance we will be able to attract and maintain all personnel necessary for the development and operation of our business, or that we will be able to train our current employees on new developments in technology.  If we fail to attract and retain key management and technical personnel, our operations may be adversely affected.  None of our employees is represented by a labor organization with respect to his or her employment.  We have never had a work stoppage, and we consider our employee relations to be satisfactory.

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

We provide unsecured credit terms to our clients.  Based on credit evaluations and other information gathered by our management, we establish credit terms for each client; however, there can be no assurance that our future credit losses will be consistent with management’s expectations.  A significant change in the liquidity or financial condition of one or more key clients, or a larger number of smaller clients, or further deterioration in the economic environment, in general, could have an adverse impact on the collectability of our accounts receivable and our future operating results.

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

If we do not keep up with the rapid technological change experienced by the customer contact service market, our products and services may become obsolete and we may lose clients. .

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

Provisions of our Articles of Incorporation and Bylaws could impair or delay stockholders’ ability to replace or remove our management and could discourage takeover transactions that stockholders might consider to be in their best interests.

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

Item 3.          Legal Proceedings

From time to time, we are involved in litigation, most of which is incidental to our business.  In our opinion, no litigation to which we currently are a party is likely to have a material adverse effect on the Company’s results of operations or financial condition.

Item 4.          Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

PART II

Item 5.          Market for Common Equity and Related Stockholder Matters

Our common stock, par value $.25, is listed and traded under the symbol “SNTO” on the NASDAQ Small Cap Market maintained by the National Association of Securities Dealers (the “NASD”). The following table sets forth the range of high and low closing prices for our common stock for the periods indicated, as reported by the NASD.  The quotations represent prices in the market between dealers in securities; they do not include retail markup, markdown or commissions, and do not necessarily represent actual transactions.

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

As of July 1, 2004, we had 3,726,986 shares of common stock outstanding, held by 385 stockholders of record, which does not include stockholders whose shares are held in securities position listings.

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

Consultant Warrant. Pursuant to a consulting agreement with Remsen Funding Corporation of New York (“Remsen”), we have agreed to issue to Remsen, as partial consideration for consulting services, a warrant to purchase 5,000 shares of our common stock each month during the term of the agreement, which is terminable by either party at any time upon sixty days advance notice. Through July 1, 2004, we have issued to Remsen warrants to purchase 35,000 shares of common stock. The warrants permit the holder to acquire shares of common stock at an exercise price of $3.00 per share at any time prior to the date that is three and one-half years after the date of issuance. Each warrant vests with respect to 25% of the shares subject thereto on the first day of each calendar quarter following its issuance. The warrants also include a net exercise provision and anti-dilution provisions pursuant to which the exercise price and number of shares issuable thereunder will be adjusted proportionately in the event of a stock split, stock dividend, recapitalization or similar transaction. We have also granted the warrant holder piggyback registration rights with respect to any registration (other than on Form S-4 or Form S-8) that permits the registration of secondary sales.

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

Description of Capital Stock

General

This section describes the general terms and provisions of the shares of our common stock, par value $0.25 per share, and preferred stock, no par value.  This summary is not complete, and is qualified in its entirety by reference to our Amended and Restated Articles of Incorporation (the “Articles”) which are filed as an exhibit to this Report and our Bylaws.  You should read our Articles, as well as our Bylaws, for additional information regarding our capital stock.

Common Stock

Our Articles authorize the issuance of  50,000,000 shares of common stock.  As of July 1, 2004, there were 3,726,986 shares of common stock issued and outstanding, held by approximately 385 stockholders of record, which does not include stockholders whose shares are held in securities position listings.  Except as otherwise required by law, each share of our common stock entitles the stockholder to one vote on each matter which stockholders may vote on at all meetings of our stockholders.  Holders of our common stock are not entitled to cumulative voting in the election of directors.  Holders of our common stock do not have preemptive, subscription or conversion rights, and there are no redemption or sinking fund provisions applicable thereto.  Shares of common stock are entitled to share equally and ratably in dividends paid from the funds legally available for the payment thereof, when, as and if declared by our Board of Directors.  The declaration of dividends, however, is subject to the discretion of our Board of Directors.  Holders of our common stock are also entitled to share ratably in any of our assets available for distribution to holders of our common stock after payment of liabilities upon liquidation or dissolution of Sento, whether voluntary or involuntary.  All the outstanding shares of our common stock are fully paid and non-assessable.

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

Preferred Stock

As of July 1, 2004, our authorized preferred stock was 5,000,000 shares, of which none were issued and outstanding.

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

Registration Rights

We have granted registration rights to the holders of shares of common stock we sold in private offering transactions completed during 2003 and 2004.  We have also agreed to register shares of common stock issuable upon the exercise of warrants sold in such private offering transactions or issued to consultants in exchange for consulting and shareholder relations services performed for Sento.  The total number of shares of common stock which we are obligated to register under the Securities Act is approximately 1,022,343, subject to adjustment for stock splits, stock dividends recapitalizations or similar transactions.  Of the total number of shares of common stock subject to such registration rights, 634,962 shares, together with warrants to purchase 126,992 shares, were issued in a private offering transaction completed on March 30, 2004 (the “2004 Private Placement”).  Pursuant to the registration rights agreement executed in connection with the 2004 Private Placement, we were obligated to file a registration statement covering such shares (including the shares issuable upon conversion of the associated warrants) on or before May 31, 2004 and to use our best efforts to cause the registration statement to be declared effective.  The holders of the remaining shares subject to registration rights (approximately 260,389 shares) possess “piggyback” registration rights, enabling them to request registration of such shares in connection with the filing of the registration statement required to be filed in connection with the 2004 Private Placement.

Utah Control Shares Acquisition Act

The Utah Control Shares Acquisition Act (the “Control Shares Act”) provides that any person or entity that acquires “control shares” of a publicly-held Utah corporation in a “control share acquisition” is denied voting rights with respect to the acquired shares, unless a majority of the disinterested stockholders of the corporation elects to restore such voting rights. The Control Shares Act provides that a person or entity acquires “control shares” whenever it acquires shares that, but for the operation for the Control Shares Act would bring its voting power within any of the following three ranges: (i) 20% to 33 1/3%, (ii) 33 1/3% to 50%, or (iii) 50% or more. A “control share acquisition” is generally defined as the direct or indirect acquisition of either ownership or voting power associated with issued and outstanding control shares. The directors or stockholders of a corporation may elect to exempt the stock of the corporation from the provisions of the Control Shares Act through adoption of a provision to that effect in the articles of incorporation or bylaws of the corporation. Our Articles and Bylaws do not exempt our common stock from the provisions of the Control Shares Act.

The stockholders of a corporation must consider the status of the voting rights of control shares of the corporation acquired in a control share acquisition at the next annual or special meeting of stockholders held following such acquisition. The acquiror may accelerate the decision and require the corporation to hold a special meeting of stockholders for the purpose of considering the status of those rights if the acquiror (i) files an “acquiring person statement” with the corporation, and (ii) agrees to pay all expenses of the meeting. If the stockholders do not vote to restore voting rights to the control shares, the corporation may, if its articles of incorporation or bylaws so provide, redeem the control shares from the acquiror at fair market value. If the acquiror fails to file an acquiring person statement, the corporation may, if its articles of incorporation or bylaws so provide, redeem the control shares at any time within 60 days of the acquiror’s last acquisition of control shares, regardless of the decision of the stockholders to restore voting rights. Our Articles and Bylaws do not provide for such redemption. Unless otherwise provided in the articles of incorporation or bylaws of a corporation, stockholders are entitled to dissenters’ rights if the control shares are accorded full voting rights and the acquiror has obtained majority or more control shares. Our Articles and Bylaws do not deny such dissenters’ rights to our stockholders. The provisions of the Control Shares Act may discourage companies interested in acquiring a significant interest in or control of us.

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

Change in Control Arrangements

During the fiscal year ended March 30, 2002, our Board of Directors reviewed the time and insight provided by our directors, as well as our limited ability to provide additional cash payments to our directors as compensation for their services to Sento.  Based upon this review, as well as an assessment that the directors would likely be required to devote increased time and attention during the fiscal year ended March 30, 2002 to several strategic initiatives, including review and negotiation of prospective transactions intended to promote shareholder value and liquidity, our Board of Directors adopted resolutions intended to compensate our directors if Sento completes such a transaction. Pursuant to resolutions adopted in April 2001 and March 2002, our Board approved a contingent issuance of shares of common stock to each of our directors (18,750 shares to Gary Filler, Chairman of the Board, and 12,500 shares to each other director then serving). The shares of common stock are issuable only upon the completion of certain merger, consolidation, acquisition, sale and liquidation transactions constituting a “change of control” under our 1999 Omnibus Stock Incentive Plan. Because none of the conditions has been satisfied as of the date of this Report, there have been no shares or other rights issued or granted to the directors as of this date.  The resolutions remain effective and could result in future issuances of shares of common stock if the resolutions are not rescinded and one or more of the stated conditions occurs.

Transfer Agent and Registrar

The transfer agent and registrar for our Common Stock is American Stock Transfer Company.

Item 6.          Management’s Discussion and Analysis or Plan of Operations

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

We believe that a significant issue currently facing our company relates to the variable pricing of a significant number of our outstanding employee stock options.  In April 2003, we re-priced the majority of the then outstanding employee stock options to the then current market price of $1.60 per share.  This re-pricing was done to give our employees incentive to grow revenues and improve profitability, with the objective of increasing stockholder value.  We believe this re-pricing contributed in a large part to our improved operating results during the fiscal year ended March 31, 2004.  Under accounting principles generally accepted in the United States (“GAAP”), we are required to “mark to market” these employee options, by adjusting the non-cash compensation expense we record on these stock options on a quarterly basis until they are exercised, forfeited or expire. This non-cash expense is calculated by multiplying the number of currently exercisable options by the amount that the current market price of our common stock is above the exercise price of $1.60 per share, less any amounts previously recorded as expense for vested shares.  Thus, in a period of increasing stock prices we may record a significant amount of non-cash compensation expense.  Conversely, if our stock price falls in a future period, we may subsequently reverse a portion of the expense previously recognized with respect to stock options that remain outstanding.  These periodic adjustments of our non-cash compensation expense may result in significant volatility in the results of our operations.  During the years ended March 31, 2004 and 2003, we recognized non-cash compensation expense of $1,562,108 and $0, respectively, to reflect adjustments to the value of the options due to the increase in market price of our common stock above the exercise price of $1.60 per share.  See Notes 2 and 9 to our Consolidated Financial Statements.

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

Further, we have issued warrants in conjunction with various debt financings, including convertible debentures refinanced in April 2003.  A portion of the proceeds we received from such financings was allocated to the warrants and is amortized to expense over the life of the debentures.  Upon the conversion of the debentures to common stock during fiscal 2004, the remaining unamortized warrant cost was immediately expensed.  During fiscal 2004 we recognized a total of $228,162 in non-cash interest expense related to amortization and amounts expensed upon the conversion of the debentures in 2004.  Amortization of warrants in non-cash expense for 2003 was $70,492.

Because of the volatility and variable impact on our earnings from the adjustments to our non-cash expenses as described above, as well as the unique nature of such expenses and our assessment that such expenses are not likely to have a material impact on our financial results over an extended period, we believe that reporting the results of our operations on a non-GAAP, “as adjusted” basis, which excludes these non-cash compensation and financing charges, in addition to presentation under GAAP, provides important information regarding the results of our operations. These compensation-related expenses were attributable primarily to a sudden and significant increase in the market price of our common stock at the end of our 2004 fiscal year. We do not anticipate that we will incur expenses of a similar magnitude in future periods, in part because a significant number of the repriced options, as well as a majority of the warrants subject to amortization, were exercised in March and April 2004 and the number of options subject to variable accounting treatment has been reduced substantially. As we have previously discussed in our quarterly earnings releases, beginning with our July 24, 2003 earnings release, these additional expenses have not required, and are not anticipated to require, a cash payment by the Company. We intend to continue to provide the reported and “as-adjusted” results of our operations for the near future.

Our reported GAAP and non-GAAP as adjusted results are as follows:

	2004	2003

Reported net loss	$(1,465,230)	$(2,111,348)
Add: non-cash compensation related to repriced stock options	1,562,108	—
Add: non-cash interest expense related to warrants	228,162	70,492
Net income (loss) as adjusted	$325,040	$(2,040,856)

Reported basic and diluted loss per share	$(0.63)	$(1.01)
Basic income (loss) per share, as adjusted	0.14	(0.97)
Diluted income (loss) per share, as adjusted	0.13	(0.97)

We use the non-GAAP as adjusted net income measures as a primary indicator in managing our business, including determining the pricing of our products and services and management’s incentive compensation plans.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to our Consolidated Financial Statements. Those financial statements were prepared in accordance with accounting principles generally accepted in the United States.  Included within these policies are our “critical accounting policies.”  Critical accounting policies are those policies that are most important to the preparation of our consolidated financial statements and require management’s subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain.  Our critical accounting policies relate to revenue recognition, credit risk and stock-based compensation.  The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties, and as a result, actual results could differ materially from these estimates.  The development and selection of these critical accounting policies have been discussed, and are reviewed each year, with the Audit Committee of our Board of Directors.

Revenue Recognition. Revenue is recognized when persuasive evidence of an arrangement exists, delivery of services has occurred, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured. We generate revenue by delivering technical assistance to users of our customers’ products through the use of live chat, Web collaboration, email and telephone interactions. We recognize revenues as services are provided, according to the terms of the underlying agreement with our customers which specify how the customer will be charged, generally based on a monthly, hourly, per minute or per-call rate. Certain of our customer support services are delivered over a period of time. Revenue associated with these services is deferred until the end customer support is completed and we have no remaining obligation to provide further support services. During fiscal 2004, less than 6% of our revenue was generated from end customer support services that were delivered over a period of time. We review end customer support cases in this revenue stream on a monthly basis to ensure that the revenue is not recognized on open cases until the end user support services are completed. We also provide licenses to a limited number of our clients for the use of our customer contact software tools that we host. In these arrangements, we charge our client a monthly fee based on the number of users. Revenue under those arrangements is recognized as the service is provided.

Revenues generated from professional and consulting services are recognized as the service is provided, based on time and materials incurred at contractually agreed upon rates.

Credit Risk. We have established an allowance for doubtful accounts to reserve for uncollectible accounts receivable. Each quarter we review the receivables on an account-by-account basis and determine the probability of collection. Management judgment is exercised in determining the probability of collection. Factors we consider in making this judgment are the age of the receivable, the financial resources of our clients, previous client history and recent client communications. Our credit losses have generally been within our expectations, however, there can be no assurance that our future credit losses will be within our expectations. In addition, our revenues and accounts receivable are concentrated in a relatively few number of customers. A significant change in the liquidity or financial position of any one of these customers or a further deterioration in the economic environment, in general, could have an adverse impact on the collectibility of our accounts receivable and our future operating results.

Stock –Based Compensation. Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS 123) encourages entities to adopt a fair-value-based method of accounting for stock options or similar equity instruments.  However, it also allows an entity to continue measuring compensation cost for stock based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25).  We have elected to continue to apply the provisions of APB 25 and provide pro forma disclosures required by SFAS 123 in the footnotes to the consolidated financial statements.  We use the Black Scholes option-pricing model to determine the amount of additional pro forma expense related to these options as presented in our disclosures.  Had we adopted a fair-value-based method of accounting for stock options, the pro forma expense for these options in our disclosures would be recorded as expense in our statements of operations and could materially affect our operating results.

In April 2003, we repriced certain of our outstanding employee stock options. We account for stock options that were repriced in accordance with FASB Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation” (“Interpretation 44”), which requires that we adjust the compensation expense we record on these stock options based on the market price of the Company’s underlying stock until the options are exercised, forfeited or expire. This adjustment to compensation expense is done quarterly and can fluctuate significantly due to the volatility of the market price of our common stock.

We also issue equity-based incentive compensation to non-employees from time to time.  Pursuant to Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services, we account for these arrangements based on the fair value of the equity instrument issued.  The fair value of these instruments is measured each quarter as the related goods or services are provided and the underlying securities vest.  We use the Black Scholes pricing model to determine the value of these instruments.  The resulting quarterly change in value of these instruments is either charged or credited to income and can also fluctuate significantly based on the change in value of the underlying common stock.

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

Stock-based compensation.  In April 2003, our Board of Directors approved an employee stock option exchange program.  Under this program, options to purchase 377,342 shares of common stock with exercise prices above $2.00 per share were exchanged for options to purchase 313,592 shares of common stock at the then current market price of $1.60.  This exchange program was considered to be an effective “repricing” of stock options, which requires us to adjust the amount of compensation expense we recognize each quarter until the stock options are exercised, forfeited or expire.  The cumulative amount of this charge is calculated by multiplying the exercisable number of options by the difference between the market price of the stock and the exercise price of $1.60, less any amounts previously recognized.  At March 31, 2004, the market value of our stock was $12.35.  This increase in market price over the exercise price required us to recognize $1,562,000 of non-cash compensation expense.  There was no non-cash compensation expense related to these repriced stock options during the fiscal year ended March 31, 2003.

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

Liquidity and Capital Resources

Our cash balances increased $3,985,000, or 154%, from $2,583,000 at March 31, 2003 to $6,568,000 at March 31, 2004. During the year ended March 31, 2004, we generated $18,000 of cash flow from operations, used $1,308,000 of cash flow for investing in property and equipment and generated $5,275,000 of cash flow from financing activities. The primary reason for the change in the amount of cash generated from operating activities was the timing of cash receipts and payments on working capital balances, such as accounts receivable, accounts payable and accrued liabilities. Accounts receivable increased due to significant revenue achieved during the fourth quarter of fiscal 2004, that had not been collected as of yearend. Because our business tends to be seasonal in nature, with a significant increase in business in the fourth quarter of our fiscal yearend, accounts receivable is typically higher at March 31 and decreases in the first fiscal quarter of the subsequent fiscal year as we collect receivables attributable to services performed during the fourth fiscal quarter. There was a net increase in payables and accrued liabilities due to increased business volume during the fourth quarter of fiscal 2004, which resulted in an increase in our cash flows from operations since the liabilities had been incurred but not yet paid as of yearend. Included in our cash flow from financing activities is $6,670,198 of proceeds, including accrued offering costs, from the sale of common stock. Because the sale of common stock took place at the end of our fiscal year, we accrued estimated offering costs of $627,000 at March 31, 2004 related to the March 30, 2004 private placement of our stock, which are included in cash flows provided from financing activities since the offering costs had not been paid as of yearend.

During the year ended March 31, 2003, we generated $1,501,000 of cash flow from operations, generated $705,000 of cash flow from investing activities and used $700,000 of cash flow for financing activities. Cash flow from operations was primarily the result of changes in working capital balances. Accounts receivable decreased due to accelerated collection efforts, thereby increasing cash flow from operations. There was also an increase in payables and accrued liabilities due to the timing of payments, which contributed to our cash flow from operations. The primary reason for the cash flow generated from investing activities was the sale of short-term investments, which was partially offset by capital expenditures. Principal payments on long-term debt was the main use of cash flow from financing activities.

Our working capital increased $6,130,000, or 573%, from $1,069,000 at March 31, 2003 to $7,199,000 at March 31, 2004. In addition to our $3,985,000 increase in cash, the other main source of our increased working capital was a $1,783,000 increase in our accounts receivable. This increase in receivables was due primarily to an increase in our revenue, including increased amounts due from one of our largest customers. Revenue from this customer is seasonal in nature with the majority of revenue from this customer being generated during our fourth fiscal quarter. In addition, over $800,000 of our receivable balance at March 31, 2004 was due from new customers in fiscal 2004.

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

On May 11, 2004, we refinanced our expired line of credit and existing term loans with a bank, wherein the line of credit was renewed and the existing three terms loans were combined into one term loan.  The agreement also allows us to draw on an additional term loan for up to $1,500,000 of equipment financing.  The line of credit was increased from a maximum of $2,500,000 to $3,000,000 (subject to a limit of 80% of eligible accounts receivable), has an interest rate of the bank’s prime rate plus 1% and has a two-year term, including provisions for extension, subject to approval.  The line of credit terms also contain an annual commitment fee of 0.75%.  The new term loan for $750,000 includes the repayment of the three existing term loans plus $316,140 in additional equipment financing.  The terms of this loan include a 1.0% commitment fee, an interest rate of 7.46%, monthly payments of $23,316 including interest, and a term of three years.  We also have a commitment from the bank for a term loan of up to $1,500,000 for future equipment financing.  We may take advances on this loan in a minimum amount of $100,000 through March 31, 2005.  The underlying term loans will have a term of three years, require monthly principal and interest payments, will have a fixed interest rate determined at the date of the advance based on the three-year U.S. Treasury Bond rate plus 4.5%, and have a commitment fee of 1%.

Seasonality

Our operating results have historically been affected by the seasonal variances experienced by several significant clients.  Our results are favorably affected by a significant increase in service requests we experience during our fourth fiscal quarter, resulting primarily from our support of a client’s tax preparation software programs during the months preceding April 15th of each year.  To a lesser degree, the operating results for our third fiscal quarter are favorably affected by increased support requirements of an on-line retailer during the holiday months of November and December.

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

PART III

Item 9.          Directors and Executive Officers of the Registrant.

Directors

Each of our directors serves until the next annual meeting of shareholders and until his successor is duly elected and qualified.  Certain information regarding our directors is set forth below:

Name	Age	Position	Director Since

Gary B. Filler	63	Chairman of the Board	1998

Patrick F. O’Neal	58	President, Chief Executive Officer and Director	2002

Kieth E. Sorenson	58	Director	1997

Kim A. Cooper	45	Director	1999

Eric Olafson	44	Director	2001

Phillip J. Windley, PhD	45	Director	2003

C. Lloyd Mahaffey	49	Director	2004

Gary B. Filler has served as a director since August 1998 and as the Chairman of our Board of Directors since September 26, 2000.  Mr. Filler has served as a director of Altiris, Inc., a software company, since February 2002.  Mr. Filler served as the Chief Executive Officer and Chairman of the Board of Net Vision, Inc., a software company, from November 2001 to December 2002.  Prior to his appointment as a director, Mr. Filler was the Senior Vice President and Chief Financial Officer of Diamond Multimedia Systems, Inc., a manufacturer of graphics boards and modems, from January 1995 to September 1996. From June 1994 to January 1995, Mr. Filler was a business consultant and private investor.  From February 1994 until June 1994, he served as Executive Vice President and Chief Financial Officer of ASK Group, Inc., a computer systems company.  Mr. Filler was the Chairman of the Board of Seagate Technology, Inc., a manufacturer and distributor of data storage, retrieval and management products (“Seagate”), from September 1991 until October 1992, and was the Vice Chairman of the Board of Seagate from October 1990 until September 1991.  Mr. Filler served as the Co-Chairman of the Board of Seagate and as a director of Seagate Software, Inc., a subsidiary of Seagate, from June 1998 until December 2000.

Patrick F. O’Neal was appointed to serve as our President and Chief Executive Officer, and as a director in January 2002.  Prior to joining Sento, Mr. O’Neal was the Managing Director of Digital Lighthouse Corporation since September 1996.  Mr. O’Neal also served on the Board of Directors of Digital Lighthouse Corporation from March 1996 to January 2000 and as president of three subsidiaries that dealt with regulated industries (securities, insurance and mortgage services).  Mr. O’Neal received his bachelor’s degree from Indiana State University and his law degree (Doctor of Jurisprudence) from Indiana University.

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

Kim A Cooper was appointed to serve as a director of Sento in August 1999.  Mr. Cooper is the President and Chief Executive Officer of Exceed, LLC, a consulting firm, and Chairman of the Board for multinational, TechTeam Global, Inc. At various times during the previous eight years, he was founder and Chief Executive Officer of the following companies: Digital Harbor, Inc., ComDais, Inc., GlobalSim, Inc., DriveSafety, Inc., Chief Strategy Officer of IMCentric, Inc., Chief Operating Officer of Sorenson Media, Inc., and General Counsel of E-Idea Labs, Inc. Prior to this, Mr. Cooper was the Vice President of Worldwide Marketing and Business Development for Novell, Inc. for two years, and the Vice President of Worldwide Customer Services, Sales & Marketing for WordPerfect Corporation for ten years. Mr. Cooper also currently serves as a director for Authoritative.Net, Inc, and has recently finished writing a business book. He is a practicing corporate attorney and graduated with honors from Brigham Young University Law School.

Eric Olafson was appointed to serve as a director in October 2001.  Since 2000, Mr. Olafson has been the Chairman of the Board of Tomax Corporation, a developer and marketer of web-based software for retailers (“Tomax”). Prior to that, from 1990 to 2000, Mr. Olafson served as the President and Chief Executive Officer of Tomax. From 1987 to 1990, Mr. Olafson served as the Vice President of Marketing at Tomax.  From 1986 to 1987, Mr. Olafson served as a consultant to Tomax. Prior to 1986, Mr. Olafson was a co-founder of Dyonix Greentree Technologies, a Canadian software development company.

Phillip J. Windley, PhD was appointed to serve as a director in October 2003. Dr. Windley is a consultant, author and nationally recognized expert in using information technology. Dr. Windley served during 2001 and 2002 as the Chief Information Officer for the State of Utah, serving in the Governor’s Cabinet and as a member of the Governor’s Senior Staff. In 1999 and 2000, Dr. Windley served as the Vice President for Product Development and Operations at Excite@Home, managing a large, interdisciplinary team of product managers, engineers, and technicians developing and operating large-scale internet and e-commerce products. Prior to joining Excite@Home, from 1998 to 1999, Dr. Windley served as the Chief Technology Officer of iMall, Inc. Dr. Windley was a professor of Computer Science at Brigham Young University from 1993 to 1999 and at the University of Idaho from 1990 to 1993. While at Brigham Young University, Dr. Windley founded and directed the Laboratory for Applied Logic. Dr. Windley received his PhD in Computer Science from the University of California, Davis in 1990.

C. Lloyd Mahaffey was appointed to serve as a director in March 2004.  Mr. Mahaffey has over 25 years of experience in the development, funding and marketing of advanced technology systems to business, education, consumer and government markets.  Mr. Mahaffey is the Managing Partner for Redleaf Group, Inc., a multi-million dollar US early-stage venture capital firm, specializing in cyber security, supply chain, network, payment technologies, and business analytics.  From 1995 to 1998, Mr. Mahaffey served as the Chief Operating Officer, as well as Senior Vice President and General Manager of Global Development and Marketing, of VeriFone.  While there, he was responsible for VeriFone’s early stage investments in WebTV, CyberCash, and VeriSign.  He led the team that sold VeriFone to Hewlett Packard for $1.3 billion.  Earlier in his career, Mr. Mahaffey founded a technology consulting firm, Dynamis Group, with a client roster that included many Fortune 500 companies and the U.S. Government.  Mr. Mahaffey joined Apple Computer, Inc. during its formative years and was responsible for the development of Apple’s highly regarded Education and Federal Government business segments worldwide.  Mr. Mahaffey received his Bachelor’s degree in history at The Citadel, The Military College of South Carolina, in 1978, where he was an Honor Graduate with Gold Stars and a Dean’s List member.  He also attended Stanford University’s Graduate School of Business Technology Executive Program in 1987.

Executive Officers

In addition to Mr. O’Neal, whose biography is set forth above, certain biographical information is furnished below with respect to our other executive officers:

Anthony J. Sansone, 39, was appointed to serve as our Chief Financial Officer and Corporate Secretary in July 2004.  Prior to joining Sento, Mr. Sansone was the Vice President of the Client Finance Group for JP Morgan Chase Commercial Card Solutions since January 2003.  From August 1997 to December 2002, Mr. Sansone served as Vice President, Treasurer and Corporate Secretary for Convergence Communications, Inc., which provided data, video and voice services in nine Latin America countries.  Mr. Sansone also serves as a director of the MountainWest Venture Group, an organization fostering deal flow, capital growth and business development.

Mr. Sansone received his bachelor’s degree in Accounting from Utah State University and his masters degree in Business Administration from the University of Utah.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, as well as persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the “SEC”).  Reporting persons are also required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based solely on a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that for the fiscal year ended March 31, 2004 all of our executive officers and directors, as well as persons beneficially holding more than ten percent of our common stock, filed the required reports on a timely basis, except that a Form 3 required to be filed by Mr. Mahaffey upon his appointment to our Board of Directors was filed late.

Item 10.   Executive Compensation.

Summary Compensation Table

The following table provides certain summary information concerning the compensation paid or accrued by us to or on behalf of our Chief Executive Officer, as well as all our other executive officers whose aggregate compensation for the fiscal year ended March 31, 2004 exceeded $100,000 (collectively, the “Named Executive Officers”).

						Long-Term Compensation
	Annual Compensation					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)		Other Annual Compensa- tion ($)	Restricted Stock Award(s) ($)	Securi- ties Under- lying Options (#)	LTIP Payouts ($)	All Other Compensa- tion ($)

Patrick F. O’Neal (1)	2004	170,000	30,000	(2)	—	—	20,000	—	—
Chief Executive Officer	2003	170,000	—		—	—	—	—	—
	2002	25,500	—		—	—	83,750	—	—

Stanley J. Cutler(3)	2004	100,000	10,000	(2)	—	—	10,000	—	—

					Long-Term Compensation
	Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensa- tion ($)	Restricted Stock Award(s) ($)	Securi- ties Under- lying Options (#)	LTIP Payouts ($)	All Other Compensa- tion ($)

Senior Vice President of	2003	98,077	—	—	—	—	—	—
Finance and Secretary	2002	100,000	10,000	—	—	41,400	—	—

Chris Wells (4)	2004	113,462	—	9,601	—	7,500	—	—
Senior Vice President of Sales	2003	—	—	—	—	—	—	—
	2002	—	—	—	—	—	—	—

(1)           Mr. O’Neal was appointed to serve as our President and Chief Executive Officer on January 14, 2002.

(2)           Reflects bonus compensation accrued during the fiscal year ended March 31, 2004 and paid in May 2004.

(3)           Mr. Cutler retired from employment with the Company in July 2004.

(4)           Mr. Wells was appointed to serve as our Senior Vice President of Sales in April 2004.

Option Grants in Last Fiscal Year

The following table sets forth individual grants of options to acquire shares of our common stock made to the Named Executive Officers during the fiscal year ended March 31, 2004.

Name	Options Granted	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price	Expiration Date

Patrick F. O’Neal	20,000	15%	$1.60	April 23, 2013

Stanley Cutler	10,000	7%	$1.60	April 23, 2013

Chris Wells	7,500	6%	$1.60	April 23, 2013

Aggregated Option Exercises in Last Fiscal Year and Year End Option Values

The following table sets forth the aggregate value of unexercised options to acquire shares of our common stock held by the Named Executive Officers on March 31, 2004, and the value realized upon the exercise of options during the fiscal year ended March 31, 2004.

	Shares Acquired	Value	Number of Unexercised Options at FY End 2004(2)		Value of Unexercised In-the-Money Options at FY End 2004($ )(3)
Name	on Exercise	Realized($)(1)	Exercisable	Unexercisable	Exercisable	Unexercisable

Patrick F. O’Neal	—	—	35,659	68,091	$383,334	$731,978

Stanley J. Cutler	—	—	56,414	19,686	$606,451	$211,625

Chris Wells	—	—	2,031	5,469	$21,833	$58,792

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

In addition, during the fiscal year ended March 30, 2002, our Board of Directors reviewed the time and insight provided by our directors, as well as our limited ability to provide additional cash payments to our directors as compensation for their services to Sento. Based upon this review, as well as an assessment that our directors would likely be required to devote increased time and attention during the fiscal year ended March 30, 2002 to several strategic initiatives, including review and negotiation of prospective transactions intended to promote shareholder value and liquidity, our Board of Directors adopted resolutions intended to compensate our directors if we completed such a transaction. Pursuant to resolutions adopted in April 2001 and March 2002, our Board of Directors approved a contingent issuance of shares of our common stock to each of our directors (18,750 shares to Gary Filler, Chairman of the Board, and 12,500 shares to each other director then serving). The shares of our common stock are issuable only upon the completion of certain merger, consolidation, acquisition, sale and liquidation transactions constituting a “change of control” under our 1999 Omnibus Stock Incentive Plan. Because none of the conditions was satisfied during the fiscal year ended March 31, 2004, there were no shares or other rights issued or granted to the directors during such fiscal year. The resolutions remain effective and could result in future issuances of shares of our common stock if one or more of the stated conditions occurs.

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

All members of our Audit Committee are independent according to Nasdaq’s listing standards, and our Board of Directors has determined that the Audit Committee has one member qualifying as an audit committee financial expert, as defined in Item 401(h) of Regulation S-K.  The person our Board of Directors has determined is an audit committee financial expert is Kieth E. Sorenson.

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

Employment Agreements and Change of Control Arrangements

We have adopted the Sento Corporation 1999 Omnibus Stock Incentive Plan (the “Incentive Plan”) which provides that upon a change in control of Sento and a subsequent relocation, termination or reassignment of a participant in the Incentive Plan within one year, the options granted to such participant under the Incentive Plan immediately vest and become exercisable.  The Named Executive Officers are among the participants in the Incentive Plan.  In addition, options issued to the Named Executive Officers and all directors provide that upon a change in control of Sento all such options immediately vest and become exercisable.

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

	Beneficial Ownership As of July 1, 2004
Name and Address of Beneficial Owner	Number of Shares		Percentage of Class*

Patrick F. O’Neal President, CEO and Director 808 East Utah Valley Drive, American Fork, UT 84003	66,279	(1)	2%

Stanley J. Cutler Senior Vice President of Finance and Corporate Secretary 808 East Utah Valley Drive, American Fork, UT 84003	65,927	(2)	2%

Eric Olafson Director 808 East Utah Valley Drive, American Fork, UT 84003	13,121	(3)	**

Kim A. Cooper Director 808 East Utah Valley Drive, American Fork, UT 84003	9,375	(4)	**

Gary B. Filler Chairman of the Board 808 East Utah Valley Drive, American Fork, UT 84003	8,850	(5)	**

Kieth E. Sorenson Director 808 East Utah Valley Drive, American Fork, UT 84003	4,844	(6)	**

Chris Wells Senior Vice President of Sales 808 East Utah Valley Drive, American Fork, UT 84003	625	(7)	**

C. Lloyd Mahaffey Director 808 East Utah Valley Drive, American Fork, UT 84003	—		**

Phillip J. Windley Director 808 East Utah Valley Drive, American Fork, UT 84003	—		**

All executive officers and directors as a group (10 persons)	169,021	(8)	4%

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information regarding our equity compensation plans as of March 31, 2004.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders (1)	403,535	$2.15	323,026

Equity compensation plans not approved by security holders (2)	130,000	$5.34	—
Total	533,535	$2.93	323,026

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

Item 12  Certain Relationships and Related Transactions.

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

Item 13.   Exhibits and Reports on Form 8-K.

(a)                                  EXHIBITS

Number	Description	Incorporated by Reference	Filed Herewith
3.1	Amended and Restated Articles of Incorporation	(1)

3.3	Bylaws	(2)

10.1	Sento Corporation 1999 Omnibus Stock Incentive Plan	(3)

10.2	Sento Corporation 1996 Employee Stock Purchase Plan (Amended and Restated)	(3)

Number	Description	Incorporated by Reference	Filed Herewith
10.3	Lease Agreement, dated January 1, 2000, between the Company and K.E.B. Enterprises LP	(3)

10.4	Lease Agreement, dated May 24, 2000, between the Company and Abinadi, Inc.	(3)

10.5	Business Lease with Wyoming Financial Properties Inc.	(4)

10.6	Loan agreement between Sento Corporation and Wyoming Industrial Development Corporation dated January 12, 2000.	(5)

10.7	Modification of promissory note with a blended rate (USDA Loan Identification No. 59-021-087028497) dated April 9, 2001.	(5)

10.8	Equipment Lease with NTFC Capital Corporation	(6)

10.9	Lease agreement between the Company and Pracvest LLC	(7)

10.10	Loan and security agreement between the Company and Silicon Valley Bank dated April 15, 2003	(8)

10.11	Form of 8% Convertible Subordinated Debentures	(8)

10.12	Form of Warrant to purchase shares of Common Stock	(8)

10.13	Equipment lease with General Electric Capital Corporation dated April 30, 2002	(8)

10.14	First Amendment to Sento Corporation 1999 Omnibus Stock Incentive Plan	(8)

10.15	Canyon Park Technology Center Office Building Lease Agreement	(9)

10.16	Sublease agreement between Sento Corporation and Symantec Corporation	(9)

10.17	Securities Purchase Agreement dated March 30, 2004	(1)

10.18	Registration Rights Agreement dated March 30, 2004	(1)

10.19	Form of Common Stock Purchase Warrant	(1)

10.20	Amendment to Loan Documents with Silicon Valley Bank	(1)

10.21	Amended and Restated Schedule to Loan and Security Agreement with Silicon Valley Bank	(1)

10.22	Warrant to purchase Common Stock issued to Shareholder Relations	(1)

10.23	Form of Warrant to purchase Common Stock issuable to Remsen Funding Corporation	(1)

21	Subsidiaries of the Registrant	(1)

23	Consent of Ernst & Young LLP, Independent Accountants		(10)

31.1	Certification of the Company’s Principal Executive Officer		(10)

31.2	Certification of the Company’s Principal Financial Officer		(10)

32.1	Certification of the Company’s Principal Executive Officer		(10)

32.2	Certification of the Company’s Principal Financial Officer		(10)

(1)           Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004, filed with the Commission on May 20, 2004.

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

(10)         Filed herewith and attached to this Amendment No. 2 to Annual Report on Form 10-KSB/A.

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

Item 14.    Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by Ernst & Young LLP, our independent public accountants (“E&Y”), for professional services rendered for the audit of our financial statements and the reviews of our interim financial statements included in our Quarterly Reports on Forms 10-Q were approximately $61,000 for the fiscal year ended March 31, 2004 and approximately $60,000 for the fiscal year ended March 31, 2003.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Amendment No. 2 to Annual Report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized, on July 29, 2004.

SENTO CORPORATION

By:	/s/ PATRICK F. O’NEAL
Patrick F. O’Neal
President and Chief Executive Officer

Report of Independent Auditors

The Board of Directors and Stockholders

Sento Corporation and Subsidiary

We have audited the accompanying consolidated balance sheets of Sento Corporation and subsidiary as of March 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Ernst & Young LLP

Salt Lake City, Utah
April 20, 2004, except for Note 11
as to which the date is May 11, 2004

Sento Corporation and Subsidiary

Consolidated Balance Sheets

	March 31 2004	March 31 2003
Assets
Current assets:
Cash and cash equivalents	$6,567,811	$2,583,337
Accounts receivable, less allowance for doubtful accounts of $264,000 and $77,000 at March 31, 2004 and 2003, respectively	4,632,111	2,848,863
Prepaid and other current assets	456,182	220,091
Total current assets	11,656,104	5,652,291

Property and equipment, net	4,220,560	4,130,921
Other assets	132,896	321,521
Total assets	$16,009,560	$10,104,733

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,334,409	$1,728,768
Accrued salaries and payroll taxes	923,757	460,769
Accrued liabilities	814,784	788,969
Accrued financing costs	627,364	—
Deposits on debenture offering	—	225,000
Line of credit	—	304,492
Current portion of long-term debt and capital leases	728,357	944,499
Current portion of convertible debt	—	84,179
Deferred revenue and customer deposits	28,299	46,453
Total current liabilities	4,456,970	4,583,129

Long-term debt and capital leases, net of current portion	656,324	888,825
Convertible debt, net of current portion	—	1,202,821
Total long-term liabilities	656,324	2,091,646

Commitments and contingencies

Stockholders’ equity:
Common stock, $.25 par value, 50,000,000 shares authorized; shares issued and outstanding, 3,452,898 and 2,099,810 at March 31, 2004 and 2003, respectively	863,225	524,953
Additional paid-in capital	20,512,919	11,919,653
Accumulated deficit	(10,479,878)	(9,014,648)
Total stockholders’ equity	10,896,266	3,429,958
Total liabilities and stockholders’ equity	$16,009,560	$10,104,733

See accompanying notes.

Sento Corporation and Subsidiary

Consolidated Statements of Operations

	Year Ended
	March 31 2004	March 31 2003

Revenue, net	$21,396,118	$17,495,882
Cost of sales (excluding stock based compensation of $233,635 and $0 for 2004 and 2003, respectively)	18,071,787	16,699,235
Gross profit	3,324,331	796,647
Selling, general, and administrative expenses (excluding stock based compensation of $1,328,473 and $0 for 2004 and 2003, respectively)	2,665,723	2,430,973
Stock based compensation	1,562,108	—
Income (loss) from operations	(903,500)	(1,634,326)

Interest income	23,452	41,132
Interest expense	(236,244)	(308,383)
Non-cash interest expense related to warrants issued with convertible debentures	(228,162)	(70,492)
Other expense, net	(120,776)	(139,279)

Net loss	$(1,465,230)	$(2,111,348)

Net loss per share – basic and diluted	$(0.63)	$(1.01)

Weighted average shares outstanding	2,317,516	2,099,397

See accompanying notes.

Sento Corporation and Subsidiary

Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss)

			Additional Paid- in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Common Stock
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at March 30, 2002	2,093,193	$523,298	$11,892,629	$(6,903,300)	$(28,772)	$5,483,855
Revaluation of non-employee warrants issued for services	—	—	7,131	—	—	7,131
Purchase and cancellation of fractional shares	(161)	(40)	(311)	—	—	(351)
Employee stock purchases	6,778	1,695	20,204	—	—	21,899
Comprehensive loss:
Net loss	—	—	—	(2,111,348)	—	(2,111,348)
Change in unrealized losses on securities	—	—	—	—	28,772	28,772
Net comprehensive loss	—	—	—	—	—	(2,082,576)
Balances at March 31, 2003	2,099,810	524,953	11,919,653	(9,014,648)	—	3,429,958

Issuance of common stock and warrants	634,962	158,740	5,884,094	—	—	6,042,834
Exercise of warrants	69,083	17,271	(11,646)	—	—	5,625
Exercise of stock options	54,432	13,608	73,963	—	—	87,571
Employee stock purchases	18,231	4,558	21,877	—	—	26,435
Issuance of common stock upon conversion of debentures	576,380	144,095	776,961	—	—	921,056
Issuance of warrants in conjunction with debt	—	—	262,992	—	—	262,992
Stock-based compensation on revaluation of stock options	—	—	1,562,108	—	—	1,562,108
Revaluation of non-employee warrants issued for services	—	—	22,917	—	—	22,917
Comprehensive loss:
Net loss	—	—	—	(1,465,230)	—	(1,465,230)
Net comprehensive loss	—	—	—	—	—	(1,465,230)
Balances at March 31, 2004	3,452,898	$863,225	$20,512,919	$(10,479,878)	$—	$10,896,266

See accompanying notes.

Sento Corporation and Subsidiary

Consolidated Statements of Cash Flows

	Year Ended
	March 31 2004	March 31 2003
Cash flows from operating activities:
Net loss	$(1,465,230)	$(2,111,348)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,478,989	1,701,336
Amortization of debt offering costs	83,598	89,416
Non-cash interest expense related to warrants issued with convertible debentures	228,162	70,492
Stock based compensation on revaluation of stock options	1,562,108	—
Revaluation of non-employee warrants issued for services	22,917	7,131
Provision for losses on accounts receivable and sales returns and allowances	280,469	49,000
Loss on sale of short term investments	—	11,618
Net loss on disposal of assets	2,668	82,392
Changes in operating assets and liabilities:
Accounts receivable	(2,063,717)	616,624
Other assets	(214,882)	287,146
Accounts payable	(394,359)	498,660
Accrued liabilities	515,423	402,446
Deferred revenue and customer deposits	(18,154)	(204,215)
Net cash provided by operating activities	17,992	1,500,698
Cash flows from investing activities:
Capital expenditures	(1,309,442)	(295,038)
Proceeds from sale of assets	1,362	37,934
Principal payments received on note receivable	—	15,937
Proceeds from sale of short-term investments	—	965,238
Purchase of short-term investments	—	(19,562)
Net cash provided by (used in) investing activities	(1,308,080)	704,509
Cash flows from financing activities:
Proceeds from issuance of long-term debt and line of credit	381,563	304,492
Principal payments on long-term debt, capital leases, and credit line	(1,371,560)	(1,220,641)
Proceeds received from debenture offering	240,000	225,000
Principal payments on debentures	(765,270)	—
Proceeds from issuance of common stock (including $627,364 of accrued offering costs)	6,670,198	—

Proceeds from exercise of stock options, warrants and employee stock purchases	119,631	21,899
Repurchase of fractional shares	—	(351)
Net cash provided by (used) in financing activities	5,274,562	(669,601)

Net increase in cash and cash equivalents	3,984,474	1,535,606
Cash and cash equivalents at beginning of year	2,583,337	1,047,731
Cash and cash equivalents at end of year	$6,567,811	$2,583,337

Supplemental disclosures of cash flow information
Cash paid for interest	$264,420	$312,101
Non cash investing and financing activities:
Assets acquired under capital lease	$263,216	$431,288
Conversion of debentures for common stock	$982,080	—

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

Costs associated with software developed for internal use are accounted for pursuant to statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or obtained for Internal Use” and are capitalized and amortized over the estimated useful life of the software, generally three years.

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

Common Stock

On November 14, 2002, the stockholders of the Company’s common stock approved a one-for-four reverse split of the Company’s common stock.  The record date of the reverse split was November 25, 2002.  All references to common stock, additional paid in capital, accumulated deficit, common shares outstanding, average number of common stock shares outstanding, stock options, warrants to purchase common stock and per share amounts in these consolidated financial statements and notes to consolidated financial statements prior to the record date of the reverse stock split have been restated to reflect the reverse stock split on a retroactive basis.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery of services has occurred, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured.  Revenue is recognized when the services have been provided to the end customer and the customer interaction is completed.

The Company primarily generates revenue by delivering technical assistance to users of its customers’ products through the use of live chat, Web collaboration, email and telephone interactions.  Revenue is recognized as the service is provided, based on the terms of the underlying customer contract, generally based on a monthly, hourly, per minute or per call rate.  The Company also provides licenses to its customers for the use of certain of its customer contact software tools that are hosted by the Company.  In these arrangements, the customer is charged a monthly fee based on the number of users.  Revenue under these arrangements is recognized as the service is provided.

Revenues generated from professional and consulting services are recognized as the service is provided, based on time and materials incurred at contractually agreed upon rates.

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

The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model.  The Company’s valuation assumptions and pro forma information is as follows:

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

4. Notes Payable and Capital Leases

In April 2003, the Company renewed its line of credit with a bank that allows the Company to borrow up to $2,500,000 or 75% of eligible accounts receivable, after taking into account reserves that are based primarily on outstanding balances of the first of the two term loans.  The line of credit accrues interest at 2% over of the greater of 4.25% or the bank’s prime rate (6.25% as of March 31, 2004) and matures on April 15, 2004.  There were no amounts drawn on this line of credit at March 31, 2004.

In April 2003, the Company also refinanced the Company’s existing equipment financing term debt with the bank.  The loan was limited to the remaining principal balance on existing term loans with the bank in the amount of $513,983.  The loan calls for monthly principal and interest payments over 18 months and accrues interest at 8%.  A second term loan was extended to refinance a portion of the Company’s existing convertible debt.  The second term loan is in the amount of $300,000, calls for monthly principal and interest payments over three years, and accrues interest at 8%.  A third term loan was entered into with the bank in the amount of $81,563 for the purchase of equipment, which calls for monthly principal and interest payments over 30 months, and accrued interest at 10%.  Substantially all of the assets of the Company serve as collateral for the above line of credit and loans.

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

On April 15, 2003, the Company completed a refinancing of its convertible subordinated debentures which included a new $300,000, 8% term loan with a bank (note 4) that was used to pay down a portion of the Company’s existing debentures and the issuance of new debentures whereby all of the February 2000 debentures were repaid or exchanged for new convertible subordinated debentures.  The classification of convertible debt in the accompanying financial statements as of and for the year ended March 31, 2003, was presented to reflect the effect of the refinancing.  In total, the Company issued 1,002 units at $1,000 each, consisting of one $990 debenture and warrants to purchase 250 shares of the Company’s common stock at $2.25 per share.  The debentures were convertible at any time into shares of the Company’s common stock at $1.75 per share.  The debentures mature on April 15, 2006, and the exercise period for the warrants expire on the same date.  Each existing debenture holder had the ability to exchange all or part of his/her old debentures for the new debentures.  New debentures totaling $991,980 were issued, including the exchange of $531,630 in existing debentures.  During 2004, all of the outstanding convertible debentures were converted into common stock and certain debenture holders exercised warrants utilizing cashless exercise provisions by tendering 37,500 warrants for a net 21,428 shares of common stock.  Subsequent to March 31, 2004, additional warrants were exercised utilizing cashless exercise provisions (see note 11).

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

Actual income tax expense differs from the “expected” tax expense (computed by applying the U.S. federal corporate income tax rate of 34% to income before income taxes) as follows:

	Year Ended
	March 31 2004	March 31 2003
Computed “expected” tax (benefit) expense	$(498,178)	$(717,858)
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal tax benefit	(48,352)	(85,532)
Change in valuation allowance	759,000	838,000
Nondeductible meals and entertainment and other	33,797	9,234
Change in estimates and return to accrual differences	(246,267)	(43,844)
Income tax (benefit) expense	$—	$—

Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes are as follows:

	March 31, 2004	March 31, 2003
Deferred tax assets:

Net operating loss carryforwards	$3,079,000	$2,997,000
Deferred and accrued compensation	80,000	62,000
Intangible assets	131,000	137,000
Accrued liabilities	—	83,000
Allowances and reserves	99,000	—
Stock-based compensation	489,000	—
Other, net	6,000	56,000
Deferred tax assets	3,884,000	3,335,000

Deferred tax liabilities:
Property and equipment	(62,000)	(272,000)
Net deferred tax assets	3,822,000	3,063,000
Valuation allowance	(3,822,000)	(3,063,000)
Total	$—	$—

Utilization of the Company’s net operating loss carryforwards is limited to the future taxable income of the Company. Under the “change of ownership” provisions of the Internal Revenue Code, utilization of the net operating loss carryforwards may be subject to an annual limitation.

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

Stock Options

The Company has adopted a stock option plan (the “Plan”) pursuant to which the Company’s Board of Directors may grant stock options to officers and key employees.  The Plan authorizes grants of options to purchase up to 875,000 shares of authorized but unissued common stock.  Stock options are granted with an exercise price not less than the stock’s fair market value at the date of grant.  All stock options granted to employees have ten-year terms; stock options granted to non-management members of the Board of Directors generally have a five-year term.  The number of shares granted, vesting period, and price per share are determined by the Board of Directors.  Stock options generally vest over one to four years.  At
March 31, 2004, there were 266,095 additional shares available for future grant under the Plan.

Stock option activity under the Plan, relating to qualified and nonqualified options during the periods indicated is as follows:

	2004		2003
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Balance outstanding at beginning of year	439,845	$6.71	566,445	$8.40
Granted	448,267	1.88	41,525	2.46
Exercised	(54,432)	1.61	—	—
Forfeited	(430,145)	6.79	(168,125)	10.86
Balance outstanding at end of year	403,535	2.15	439,845	6.90
Exercisable at end of year	132,760	$2.39	246,416	$6.71

Subsequent to March 31, 2004, certain stock options were exercised (see note 11).

The following table summarizes information about stock options outstanding at March 31, 2004:

Exercise Price	Number Outstanding at March 31, 2004	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at March 31, 2004	Weighted- Average Exercise Price
		(Years)
$1.60-1.80	347,518	8.0	$1.60	125,945	$1.60
2.16-2.88	7,667	9.3	2.75	10	2.16
3.20-3.23	13,100	9.6	3.21	—	—
4.57-4.99	29,000	9.4	4.70	555	4.99
18.00	6,250	5.0	18.00	6,250	18.00
	403,535	8.1	2.15	132,760	2.39

On April 23, 2003, the Company’s Board of Directors approved an employee stock option exchange program (“Exchange Program”), pursuant to which the Company granted options to purchase 313,592 shares of the Company’s common stock at an exercise price of $1.60 per share in exchange for options to purchase 377,342 shares of the Company’s common stock at exercise prices in excess of $2.00 per share.  The new options issued under the Exchange Program are subject to variable plan accounting in accordance with FASB Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation” (“Interpretation 44”).  Under variable plan accounting, the Company is required to recognize compensation expense in its consolidated statements of operations for any increase in the market price of the Company’s common stock above $1.60 (the market price at the effective date of the exchange).  This compensation must be recorded on a quarterly basis until the new options issued under the Exchange Program are exercised, forfeited or expire unexercised.  The impact of the new options issued under the Exchange Program on the Company’s consolidated financial statements will depend on quarterly fluctuations in the Company’s common stock price and the dates of exercises, forfeitures or cancellations of the new options by employees.  Moreover, because the precise amount of compensation expense will depend on the market price of the Company’s common stock at the end of each quarterly period, the Company will not be able to forecast in advance the amount of compensation expense that it will incur in any future period.  During the year ended March 31, 2004 and 2003, the Company recognized stock based compensation expense of $1,562,108 and $0, respectively, to reflect adjustments to the value of the options due to the increase in market price of the Company’s common stock above the exercise price of $1.60 per share.

Employee Stock Purchase Plan

The Company has adopted a stock purchase plan under which 125,000 shares of common stock are reserved for future issuance to employees of the Company.  The purpose of the stock purchase plan is to provide a method whereby employees of the Company may acquire a proprietary interest in the Company through the purchase of shares of common stock.  The stock purchase plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code.  As of March 31, 2004, the Company had sold 68,069 shares to employees of the Company under this plan.

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

In January 2004, the Company entered into a two–year consulting agreement for services with terms that require the Company to issue the consultant warrants to purchase 5,000 shares of common stock each month.  As of March 31, 2004, warrants to purchase 15,000 shares of common stock had been issued to the consultant under this agreement.  The warrants vest 25 percent every three months from date of issuance, have a term of three and one-half years, and have an exercise price of $3.00 per share.  The consultant agreement can be terminated upon 60 days written notice, subject to various cancellation provisions.  Unless terminated earlier, the Company is obligated under this agreement to issue additional warrants for the purchase of 105,000 shares of common stock over the next 21 months.

Outstanding warrants to purchase shares of the Company’s common stock, as of March 31, 2004, are as follows:

Warrants	Fiscal Year Issued	Number Of Warrants	Exercise Price	Expiration
Private placement of common stock	1999	94,688	$10.00	August 2004
Consultant for services	2003	15,000	8.48	December 2004
Consultant for services	2004	20,000	2.70	August 2005
Purchasers of convertible debentures	2004	213,000	2.25	April 2006
Placement agent in conjunction with issuance of convertible debentures	2004	37,500	1.60	April 2006
Placement agent in conjunction with issuance of convertible debentures	2004	12,500	2.25	April 2006
Consultant for services	2004	15,000	3.00	July - September 2007
Private placement of common stock	2004	126,992	12.67	September 2007
Placement agent in conjunction with issuance of common stock	2004	30,000	12.67	September 2007
		564,680

Subsequent to March 31, 2004, the expiration date of certain warrants issued in the 1999 private placement of common stock was extended and certain warrants issued to purchasers of convertible debentures were exercised (see note 11).

10. Related Party Transactions

In March of 1999, Sento entered into a consulting agreement with GT Investments, a company that is wholly owned by Gary B. Filler, Sento’s Chairman.  Under the agreement, Sento pays GT Investments a monthly fee for services provided by Mr. Filler.  The total expense incurred by Sento under its arrangement with GT Investments was $66,000 for each of the years ended March 31, 2004 and 2003.  The consulting agreement is cancelable by either party at any time.

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

On May 11, 2004, the Company refinanced its expired line of credit and existing term loans with a bank, wherein the line of credit was renewed and the existing three terms loans were combined into one term loan.  The agreement also allows the Company to draw on an additional term loan for up to $1,500,000 of equipment financing.  The line of credit was increased from a maximum of $2,500,000 to $3,000,000 (subject to a limit of 80% of eligible accounts receivable), has an interest rate of the bank’s prime rate plus 1% and has a two-year term, including provisions for extension, subject to approval.  The line of credit terms also contain an annual commitment fee of 0.75%.  The new term loan for $750,000 includes the repayment of the three existing term loans plus $316,140 in additional equipment financing.  The terms of this loan include a 1.0% commitment fee, an interest rate of 7.46%, monthly payments of $23,316 including interest, and a term of three years.  The Company also has a commitment from the bank for a term loan of up to $1,500,000 for future equipment financing.  The Company may take advances on this loan in a minimum amount of $100,000 through March 31, 2005. The underlying term loans will have a term of three years, require monthly principal and interest payments, will have a fixed interest rate determined at the date of the advance based on the three-year U.S. Treasury Bond rate plus 4.5%, and have a commitment fee of 1%.

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