Form 10KSB/A
period 2004-03-31
SENTO CORP
filed 2004-08-10
CIK 4317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB/A

(Amendment No. 3)

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

SIGNATURES

i

INTRODUCTION

Sento Corporation (“we,” “us,” Sento or the “Company”) is filing this Amendment No. 3 on Form 10-KSB for the year ended March 31, 2004 for the purpose of amending and restating the information set forth in our Annual Report on Form 10-KSB for the year ended March 31, 2004, filed May 20, 2004, our Amendment No. 1 to Annual Report on Form 10-KSB/A, filed July 13, 2004, and our Amendment No. 2 to Annual Report on Form 10-KSB/A, filed August 2, 2004.  All subsequent references to “Form 10-KSB” or this “Report” shall refer to our initial Form 10-KSB, as amended by this Amendment No. 3.

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

We anticipate that we will recognize compensation expense based on the fair value of the warrants as the warrants vest.  Because the fair value of the warrants will change based on the changes in the underlying value of the common stock during the vesting period, compensation expense related to this agreement could increase or decrease significantly based on the changes in the value of our common stock.

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

Additionally, we have entered into a two-year contract with a consultant to provide strategic and shareholder relations advisory services.  As partial consideration for the services, we have agreed to issue a warrant to purchase 5,000 shares of common stock each month during the term of the agreement.  Each warrant vests with respect to 25% of the shares subject thereto on the first day of each calendar quarter following its issuance.  We anticipate that we will recognize compensation expense based on the fair value of the warrants as the warrants vest.  Because the fair value of the warrants will change based on the changes in the underlying value of the common stock during the vesting period, compensation expense related to this agreement could increase or decrease significantly based on the changes in the value of our common stock.

In May 2004, the Company extended the term of warrants to purchase 94,688 shares of common stock issued in conjunction with a private placement of common stock in 1999. The warrants were originally set to expire on May 31, 2004, and have now been extended to August 31, 2004. The Company is still evaluating the accounting impact of this extension that will be reflected in the Company's financial statements for the quarter ended June 30, 2004. Initially, the Company has accounted for the warrant modification as an equity transaction with no impact on the statement of operations. However, in the event that it is determined that the warrant modification should be expensed, the net loss for the quarter ended June 30, 2004 would increase by approximately $38,000.

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

Item 13. Exhibits and Reports on Form 8-K.

(a)                                  EXHIBITS

Number	Description	Incorporated by Reference	Filed Herewith
3.1	Amended and Restated Articles of Incorporation	(1)
3.3	Bylaws	(2)
10.1	Sento Corporation 1999 Omnibus Stock Incentive Plan	(3)
10.2	Sento Corporation 1996 Employee Stock Purchase Plan (Amended and Restated)	(3)

Number	Description	Incorporated by Reference	Filed Herewith
10.3	Lease Agreement, dated January 1, 2000, between the Company and K.E.B. Enterprises LP	(3)
10.4	Lease Agreement, dated May 24, 2000, between the Company and Abinadi, Inc.	(3)
10.5	Business Lease with Wyoming Financial Properties Inc.	(4)
10.6	Loan agreement between Sento Corporation and Wyoming Industrial Development Corporation dated January 12, 2000.	(5)
10.7	Modification of promissory note with a blended rate (USDA Loan Identification No. 59-021-087028497) dated April 9, 2001.	(5)
10.8	Equipment Lease with NTFC Capital Corporation	(6)
10.9	Lease agreement between the Company and Pracvest LLC	(7)
10.10	Loan and security agreement between the Company and Silicon Valley Bank dated April 15, 2003	(8)
10.11	Form of 8% Convertible Subordinated Debentures	(8)
10.12	Form of Warrant to purchase shares of Common Stock	(8)
10.13	Equipment lease with General Electric Capital Corporation dated April 30, 2002	(8)
10.14	First Amendment to Sento Corporation 1999 Omnibus Stock Incentive Plan	(8)
10.15	Canyon Park Technology Center Office Building Lease Agreement	(9)
10.16	Sublease agreement between Sento Corporation and Symantec Corporation	(9)
10.17	Securities Purchase Agreement dated March 30, 2004	(1)
10.18	Registration Rights Agreement dated March 30, 2004	(1)
10.19	Form of Common Stock Purchase Warrant	(1)
10.20	Amendment to Loan Documents with Silicon Valley Bank	(1)
10.21	Amended and Restated Schedule to Loan and Security Agreement with Silicon Valley Bank	(1)
10.22	Warrant to purchase Common Stock issued to Shareholder Relations	(1)
10.23	Form of Warrant to purchase Common Stock issuable to Remsen Funding Corporation	(1)
21	Subsidiaries of the Registrant	(1)
23	Consent of Ernst & Young LLP, independent registered public accounting firm		(10)
31.1	Certification of the Company’s Principal Executive Officer		(10)
31.2	Certification of the Company’s Principal Financial Officer		(10)
32.1	Certification of the Company’s Principal Executive Officer		(10)
32.2	Certification of the Company’s Principal Financial Officer		(10)

(1)	Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004, filed with the Commission on May 20, 2004.

(2)

Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended April 30, 1996, filed with the Commission on July 29, 1996, as amended by Form 10-KSB/A filed with the Commission on August 1, 1996.

(3)	Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended March 31, 2000, filed with the Commission on June 16, 2000.

(4)	Incorporated by reference to Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 2000, filed with the Commission on February 12, 2001.

(5)	Incorporated by reference to Quarterly Report on Form 10-QSB for the fiscal quarter ended September 29, 2001.

(6)	Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended March 31, 2002, filed with the Commission on June 28, 2002.

(7)	Incorporated by reference to Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 1998, filed with the Commission on February 5, 1999.

(8)	Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended March 31, 2003, filed with the Commission on June 30, 1993.

(9)	Incorporated by reference to Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2003, filed with the Commission on November 13, 2003.

(10)	Filed herewith and attached to this Amendment No. 3 to Annual Report on Form 10-KSB/A.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Amendment No. 3 to Annual Report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized, on August 9, 2004.

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

See accompanying notes.

Sento Corporation and Subsidiary

Consolidated Statements of Operations

	Year Ended
	March 31	March 31
	2004	2003

Revenue, net	$21,396,118	$17,495,882
Cost of sales (excluding stock based compensation of $233,635 and $0 for 2004 and 2003, respectively)	18,071,787	16,699,235
Gross profit	3,324,331	796,647
Selling, general, and administrative expenses (excluding stock based compensation of $1,328,473 and $0 for 2004 and 2003, respectively)	2,665,723	2,430,973
Stock based compensation	1,562,108	—
Income (loss) from operations	(903,500)	(1,634,326)

Interest income	23,452	41,132
Interest expense	(236,244)	(308,383)
Non-cash interest expense related to warrants issued with convertible debentures	(228,162)	(70,492)
Other expense, net	(120,776)	(139,279)

Net loss	$(1,465,230)	$(2,111,348)

Net loss per share – basic and diluted	$(0.63)	$(1.01)

Weighted average shares outstanding	2,317,516	2,099,397

See accompanying notes.

Sento Corporation and Subsidiary

Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at March 30, 2002	2,093,193	$523,298	$11,892,629	$(6,903,300)	$(28,772)	$5,483,855
Revaluation of non-employee warrants issued for services	—	—	7,131	—	—	7,131
Purchase and cancellation of fractional shares	(161)	(40)	(311)	—	—	(351)
Employee stock purchases	6,778	1,695	20,204	—	—	21,899
Comprehensive loss:
Net loss	—	—	—	(2,111,348)	—	(2,111,348)
Change in unrealized losses on securities	—	—	—	—	28,772	28,772
Net comprehensive loss	—	—	—	—	—	(2,082,576)
Balances at March 31, 2003	2,099,810	524,953	11,919,653	(9,014,648)	—	3,429,958

Issuance of common stock and warrants	634,962	158,740	5,884,094	—	—	6,042,834
Exercise of warrants	69,083	17,271	(11,646)	—	—	5,625
Exercise of stock options	54,432	13,608	73,963	—	—	87,571
Employee stock purchases	18,231	4,558	21,877	—	—	26,435
Issuance of common stock upon conversion of debentures	576,380	144,095	776,961	—	—	921,056
Issuance of warrants in conjunction with debt	—	—	262,992	—	—	262,992
Stock-based compensation on revaluation of stock options	—	—	1,562,108	—	—	1,562,108
Revaluation of non-employee warrants issued for services	—	—	22,917	—	—	22,917
Comprehensive loss:
Net loss	—	—	—	(1,465,230)	—	(1,465,230)
Net comprehensive loss	—	—	—	—	—	(1,465,230)
Balances at March 31, 2004	3,452,898	$863,225	$20,512,919	$(10,479,878)	$—	$10,896,266

See accompanying notes.

Sento Corporation and Subsidiary

Consolidated Statements of Cash Flows

	Year Ended
	March 31	March 31
	2004	2003
Cash flows from operating activities:
Net loss	$(1,465,230)	$(2,111,348)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,478,989	1,701,336
Amortization of debt offering costs	83,598	89,416
Non-cash interest expense related to warrants issued with convertible debentures	228,162	70,492
Stock based compensation on revaluation of stock options	1,562,108	—
Revaluation of non-employee warrants issued for services	22,917	7,131
Provision for losses on accounts receivable and sales returns and allowances	280,469	49,000
Loss on sale of short term investments	—	11,618
Net loss on disposal of assets	2,668	82,392
Changes in operating assets and liabilities:
Accounts receivable	(2,063,717)	616,624
Other assets	(214,882)	287,146
Accounts payable	(394,359)	498,660
Accrued liabilities	515,423	402,446
Deferred revenue and customer deposits	(18,154)	(204,215)
Net cash provided by operating activities	17,992	1,500,698
Cash flows from investing activities:
Capital expenditures	(1,309,442)	(295,038)
Proceeds from sale of assets	1,362	37,934
Principal payments received on note receivable	—	15,937
Proceeds from sale of short-term investments	—	965,238
Purchase of short-term investments	—	(19,562)
Net cash provided by (used in) investing activities	(1,308,080)	704,509
Cash flows from financing activities:
Proceeds from issuance of long-term debt and line of credit	381,563	304,492
Principal payments on long-term debt, capital leases, and credit line	(1,371,560)	(1,220,641)
Proceeds received from debenture offering	240,000	225,000
Principal payments on debentures	(765,270)	—
Proceeds from issuance of common stock (including $627,364 of accrued offering costs)	6,670,198	—

Proceeds from exercise of stock options, warrants and employee stock purchases	119,631	21,899
Repurchase of fractional shares	—	(351)
Net cash provided by (used) in financing activities	5,274,562	(669,601)

Net increase in cash and cash equivalents	3,984,474	1,535,606
Cash and cash equivalents at beginning of year	2,583,337	1,047,731
Cash and cash equivalents at end of year	$6,567,811	$2,583,337

Supplemental disclosures of cash flow information
Cash paid for interest	$264,420	$312,101
Non cash investing and financing activities:
Assets acquired under capital lease	$263,216	$431,288
Conversion of debentures for common stock	$982,080	—

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

Costs associated with Software developed for internal use are accounted for pursuant to State of Position 98-1 “Accounting for the Costs of Computer Software Developed or obtained for Internal Use” and are capitalized and amortized over the estimated useful life of the software, generally three years.

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

Certain of the Company’s customer support services are delivered over a period of time (generally two months or less).  Revenue associated with these services is deferred until the end customer support is completed and the Company has no remaining obligation to provide further support services.

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

Reclassifications

Certain items in the 2003 consolidated financial statements have been reclassified to conform to the 2004 presentation.

3. Property and Equipment

Property and equipment consisted of the following:

	March 31,	March 31,
	2004	2003

Leasehold improvements	$1,713,258	$1,606,415
Furniture, fixtures, equipment and software	8,127,359	7,018,964
	9,840,617	8,625,379
Less accumulated depreciation	(5,620,057)	(4,494,458)
	$4,220,560	$4,130,921

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

The Company also issued a warrant to the bank, in connection with obtaining the above credit facilities, to purchase 60,000 shares of common stock at $1.79 per share.  The relative fair value of the warrant of $42,000 (as determined using the Black Scholes valuation model with the following assumptions: contractual life – 3 years; volatility – 66%; risk free interest rate – 3.34%) was recorded as a debt discount and is being amortized to interest expense over the life of the underlying debt.  During fiscal 2004, $16,000 of interest expense was recognized related to the amortization of the debt discount.  During 2004, the bank exercised the above warrant utilizing cashless exercise provisions by tendering all 60,000 warrants for a net 47,655 shares of common stock.

Subsequent to March 31, 2004, the Company renewed its line of credit with the bank, refinanced its term loans, and obtained a commitment for an additional term loan for future equipment purchases  (see note 11).  Long-term debt classifications at March 31, 2004 and 2003 included in the accompanying financial statements reflect these refinancings.

Long-term debt, including capital lease obligations, consist of the following:

	March 31,	March 31,
	2004	2003

6.0% note payable in monthly installments totaling $25,131, including interest, secured by furniture and equipment	$195,757	$476,118

6.7% note payable in monthly installments totaling $1,973, including interest, secured by equipment	5,784	28,013

8.0% note payable to a bank in monthly installments of $28,555 plus interest, secured by furniture and equipment	228,437	610,031

8.0% note payable to a bank in monthly installments of $8,333 plus interest, secured by furniture and equipment	216,667	—

10.0% notes payable to a bank in monthly installments of $2,719 plus interest, secured by furniture and equipment	67,969	—
Gross installment notes payable	714,614	1,114,162
Less: discount on installment note payable	(26,354)	—
Net installment notes payable	688,260	1,114,162
Present value of net minimum capital lease payments	696,421	719,162
Total debt and capital leases	1,384,681	1,833,324
Less: current portion	(728,357)	(944,499)
Long-term debt and capital leases, net of current portion	$656,324	$888,825

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

Based on the terms of the debentures and pursuant to the provisions of Emerging Issues Task Force Issue No. 00-27 regarding certain convertible instruments, it was determined that the debentures included a beneficial conversion feature.  Based on the value of the warrants issued with the debentures, as described below, and the stated conversion terms of the debentures, the beneficial conversion feature was determined to have an implied value of approximately $53,000.  This amount was reflected as a debt discount and an increase to additional paid-in capital to be amortized to interest expense over the term of the debt.  Upon conversion of the debentures in 2004, the remaining debt discount related to the beneficial conversion feature was recognized as interest expense.

The Company also issued warrants for the purchase of 50,000 shares of common stock to a placement agent for services rendered in conjunction with the refinancing.  The warrants expire April 15, 2006, of which, warrants for 37,500 shares of common stock are exercisable at $1.60 per share, and warrants for 12,500 shares common stock are exercisable at $2.25 per share.  The relative fair value of the warrant of $36,000 (as determined using the Black Scholes valuation model with the following assumptions: contractual life – 3 years; volatility – 66%; risk free interest rate – 3.34%) was recorded as a deferred financing cost (included in other assets) and additional paid-in capital and was amortized to interest expense over the life of the underlying debt.

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

Actual income tax expense differs from the “expected” tax expense (computed by applying the U.S. federal corporate income tax rate of 34% to income before income taxes) as follows:

	Year Ended
	March 31	March 31
	2004	2003
Computed “expected” tax (benefit) expense	$(498,178)	$(717,858)
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal tax benefit	(48,352)	(85,532)
Change in valuation allowance	759,000	838,000
Nondeductible meals and entertainment and other	33,797	9,234
Change in estimates and return to accrual differences	(246,267)	(43,844)
Income tax (benefit) expense	$—	$—

Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes are as follows:

	March 31,	March 31,
	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$3,079,000	$2,997,000
Deferred and accrued compensation	80,000	62,000
Intangible assets	131,000	137,000
Accrued liabilities	—	83,000
Allowances and reserves	99,000	—
Stock-based compensation	489,000	—
Other, net	6,000	56,000
Deferred tax assets	3,884,000	3,335,000

Deferred tax liabilities:
Property and equipment	(62,000)	(272,000)
Net deferred tax assets	3,822,000	3,063,000
Valuation allowance	(3,822,000)	(3,063,000)
Total	$—	$—

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

11. Subsequent Events

In May 2004, the Board of Directors made effective an extension of three months to the term for warrants to purchase 94,688 shares of common stock issued in conjunction with a private placement of common stock in 1999.  The warrants that were to expire on May 31, 2004, now expire on August 31, 2004.

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

12. Recently Issued Accounting Pronouncements

The Company has reviewed all recently issued accounting standards, which have not yet been adopted, in order to determine their potential effect, if any, on the results of operations and financial position of the Company.  Based on that review, the Company does not currently believe that any of these recent accounting pronouncements will have a significant effect on its current or future financial position, results of operations, cash flows or disclosure.