Form 10QSB
period 2004-06-30
SENTO CORP
filed 2004-08-20
CIK 4317

United States
Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-QSB

☒                                 Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2004

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

Yes ☒     No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at July 31, 2004
Common capital stock $.25 par value	3,727,173

Transitional Small Business Disclosure Format (check one):

Yes ☐     No ☒

SENTO CORPORATION

Quarterly Report on Form 10-QSB

Quarter ended June 30, 2004

i

PART I        - FINANCIAL INFORMATION

Item 1.             Financial Statements

SENTO CORPORATION
AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	June 30, 2004	March 31, 2004
	(Unaudited)
ASSETS

Current assets:
Cash	$7,212,242	$6,567,811
Accounts receivable, net	3,073,799	4,632,111
Other current assets	257,244	456,182
Total current assets	10,543,285	11,656,104

Property and equipment, net	4,284,651	4,220,560
Other assets	275,877	132,896
Total Assets	$15,103,813	$16,009,560

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt and capital leases	$784,985	$728,357
Accounts payable	1,191,691	1,334,409
Accrued liabilities and other	1,430,188	2,394,204
Total current liabilities	3,406,864	4,456,970

Long-term debt and capital leases, net of current portion	829,037	656,324
Total liabilities	4,235,901	5,113,294

Stockholders’ equity:
Common stock	931,727	863,225
Additional paid-in capital	20,570,733	20,512,919
Accumulated deficit	(10,634,548)	(10,479,878)
Total stockholders’ equity	10,867,912	10,896,266
Total Liabilities and Stockholders’ Equity	$15,103,813	$16,009,560

See accompanying notes.

SENTO CORPORATION

AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	June 30, 2004	June 30, 2003

Revenue	$6,566,748	$4,154,631

Cost of sales	5,775,952	3,953,156

Gross profit	790,796	201,475

Product development	119,013	—
Selling, general and administrative expenses	826,481	601,347
Stock-based compensation expense (benefit)	(150,749)	14,217
Operating loss	(3,949)	(414,089)

Non-cash charge for valuation of warrants and conversion of debentures	(115,849)	(56,392)
Other expense, net	(34,872)	(69,108)
Net loss	(154,670)	(539,589)
Deemed divided as a result of warrant modification	(37,875)	—
Net loss attributable to common stockholders	$(192,545)	$(539,589)

Basic and diluted net loss per share	$(0.05)	$(0.25)

Basic and diluted weighted average number of common and common equivalent shares outstanding	3,627,686	2,133,227

See accompanying notes.

SENTO CORPORATION

AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	June 30, 2004	June 30, 2003
Cash flows from operating activities:
Net loss	$(154,670)	$(539,589)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	389,931	413,756
Accretion of debenture for warrant and revaluation of warrants issued for services	115,849	56,392
Stock-based compensation	(150,749)	14,217
Changes in operating assets and liabilities:
Accounts receivable	1,558,312	904,467
Other assets	46,687	(72,454)
Accounts payable	(142,718)	(301,237)
Accrued liabilities and other	(361,414)	(80,389)
Net cash provided by operating activities	1,301,228	395,163
Cash flows used in investing activities:
Purchase of property and equipment	(287,616)	(36,855)
Cash flows from financing activities:
Principal payments on long-term debt and debentures	(246,971)	(1,037,702)
Net borrowings under line of credit	—	295,508
Issuance of long-term debt and debentures	316,140	540,000
Payment of accrued offering costs	(603,823)	—
Proceeds from stock options exercised	125,607	—
Proceeds from stock issued through employee stock purchase plan	39,866	—
Net cash used in financing activities	(369,181)	(202,194)
Net increase in cash	644,431	156,114
Cash at beginning of period	6,567,811	2,583,337
Cash at end of period	$7,212,242	$2,739,451

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$36,006	$71,260

Non-cash investing and financing activities:

Value of warrants issued with long-term debt and convertible debentures	$—	$179,849
Value of warrants issued to placement agent	—	36,031
Conversion of debentures (including accrued interest of $7,483)	—	235,923
Equipment financed through long-term note	157,136	—

See accompanying notes.

SENTO CORPORATION

AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

June 30, 2004

(Unaudited)

A.                                   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements are stated in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included.

Operating results for the three months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB/A for the year ended March 31, 2004.

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

The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of zero percent, risk-free interest rate of 3.8 percent, expected life of 5 years, and expected stock-price volatility of 76 percent.

The Company applies APB 25 in accounting for options issued under the Sento Corporation 1999 Omnibus Stock Incentive Plan.  Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company’s net loss would have been changed to the pro forma amounts indicated below for the three months ended June 30, 2004:

		Three Months
Net loss attributable to common stockholders	As reported	$(192,545)
	Pro forma	(339,543)
Basic and diluted loss per share	As reported	(0.05)
	Pro forma	(0.09)

The full impact of calculating compensation cost for stock options under SFAS 123 may not be representative of the effects on reported net loss for future years.

B.                                     LONG-TERM DEBT AND CAPITAL LEASES

On May 11, 2004, the Company refinanced its line of credit and existing term loans with a bank, wherein the line of credit was renewed and the existing three term loans were combined into one term loan.  The agreement also allows the Company to draw on an additional term loan for up to $1,500,000 of equipment financing.  The line of credit was increased from a maximum of $2,500,000 to $3,000,000 (subject to a limit of 80% of eligible accounts receivable), has an interest rate of the bank’s prime rate plus 1% and has a two-year term, including provisions for extension, subject to approval.  The line of credit terms also contain an annual commitment fee of 0.75%.  The new term loan for $750,000 includes the repayment of the three existing term loans plus $316,140 in additional equipment financing.  The terms of this loan include a 1.0% commitment fee, an interest rate of 7.4%, monthly payments of $23,260 including interest, and a term of three years.  The Company also has a commitment from the bank for a term loan of up to $1,500,000 for future equipment financing.  The Company may take advances on this loan in a minimum amount of $100,000 through March 31, 2005. The underlying term loans will have a term of three years, will require monthly principal and interest payments, have a fixed interest rate determined at the date of the advance based on the three-year U.S. Treasury Bond rate plus 4.5%, and have a commitment fee of 1%.

During the three months ended June 30, 2004, the Company purchased $157,136 of software under a note payable.  The note calls for quarterly payments of $13,773 through April 2007.

C.                                     COMMON STOCK

Three months ended June 30, 2004

During the three months ended June 30, 2004, options to purchase 93,179 shares of common stock were exercised and 14,820 shares of common stock were purchased by employees under the Company’s Employee Stock Purchase Plan, resulting in $39,866 of net proceeds to the Company.

During the three months ended June 30, 2004, warrants to purchase 204,250 shares of common stock were exercised under cashless provisions of the underlying warrant agreements resulting in the Company issuing 167,853 shares of common stock.

On April 23, 2003, the Company’s Board of Directors approved an employee stock option exchange program (“Exchange Program”), pursuant to which the Company granted options to purchase 313,592 shares of the Company’s common stock at an exercise price of $1.60 per share in exchange for options to purchase 377,342 shares of the Company’s common stock at exercise prices in excess of $2.00 per share.  The new options issued under the Exchange Program are subject to variable plan accounting in accordance with FASB Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation” (“Interpretation 44”).  Under variable plan accounting, the Company is required to recognize compensation expense in its consolidated statements of operations for any increase in the market price of the Company’s common stock above $1.60 (the market price at April 23, 2003, which was the effective date of the exchange).  This compensation must be recorded on a quarterly basis until the new options issued under the Exchange Program are exercised, forfeited or expire unexercised.  During the three months ended June 30, 2004, the Company recorded $150,749 of stock-based compensation benefit for these options since the value of the Company’s common stock decreased between March 31, 2004 and June 30, 2004.

The impact of the new options issued under the Exchange Program on the Company’s consolidated financial statements will depend on quarterly fluctuations in the Company’s common stock price and the dates of exercises, forfeitures or cancellations of the new options.  Moreover, because the precise amount of compensation expense will depend on the market price of the Company’s common stock at the end of each quarterly period, the Company will not be able to forecast in advance the amount of compensation expense related to these options that it will incur in any future period.  As of June 30, 2004, options to purchase 180,996 shares of common stock remain outstanding under the Exchange Program.

In January 2004, the Company entered into a two–year consulting agreement for services with terms that require the Company to issue the consultant warrants to purchase 5,000 shares of common stock each month.  As of June 30, 2004 warrants to purchase 30,000 shares of common stock were outstanding under this agreement, of which, warrants to purchase 15,000 shares of common stock were issued during the three months ended June 30, 2004. The warrants vest 25% every three months from date of issuance, have a term of three and one-half years, and have an exercise price of $3.00 per share.  The consultant agreement can be terminated upon 60 days written notice, subject to various cancellation provisions.  During the three months ended June 30, 2004, the Company recorded $111,592 of expense for the value of warrants issued during the three-month period. Unless terminated earlier, the Company is obligated under this agreement to issue additional warrants for the purchase of 90,000 shares of common stock over the next 18 months.  The value of the warrants is expensed as the consulting services are provided.

Effective May 21, 2004, the Company’s board of directors modified certain warrants to extend the expiration date from May 31, 2004 to August 31, 2004.  The value of this warrant modification, as determined using the Black-Scholes valuation model, was $37,875 (which is the difference between the value of the original warrants immediately prior to the modification and the value of the extended warrants).  In connection with this modification, the warrant holders did not provide any additional stated or unstated rights, privileges, or agreements to the Company. Accordingly, this transaction has been reflected as a “deemed dividend as a result of warrant modification” on the accompanying statement of operations and in determining net loss attributable to common stockholders.

Three months ended June 30, 2003

Additional paid-in-capital increased $215,872 relating to the warrants issued in conjunction with convertible debentures.  In addition, debentures with a face value of $233,145, together with associated accrued interest of $2,778, were converted into 134,811 shares of the Company’s common stock.

During the three months ended June 30, 2003, the Company recorded $14,217 of stock-based compensation for options under the above-mentioned Exchange Program.

D.                                    LOSS PER SHARE

Loss per share is computed in accordance with Financial Accounting Standards Board Standard 128, “Earnings Per Share.”  Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period.  Diluted income or loss per share reflects the potential dilution that could occur from shares of common stock issuable through stock options, warrants and other convertible securities, if dilutive.  Options and warrants to purchase 405,319 shares of common stock have not been included in the calculation of diluted common stock outstanding for the three months ended June 30, 2004, because to do so would be anti-dilutive.  Options and warrants to purchase 18,552 shares of common stock have not been included in the calculation of diluted common stock outstanding for the three months ended June 30, 2003, because to do so would be anti-dilutive.  Shares issuable pursuant to convertible debentures (427,963 shares as of June 30, 2003) have not been included in the calculations of diluted common stock outstanding for the three months ended June 30 2003, as to do so would be anti-dilutive.

The following tables set forth the computation of basic and diluted loss per share for the three months ended June 30, 2004 and June 30, 2004:

	Three Months Ended
	June 30, 2004	June 30, 2003

Net loss attributable to common stockholders	$(192,545)	$(539,589)
Denominator for basic and diluted net loss per share - weighted average shares	3,627,686	2,133,227

Basic and diluted net loss per share	$(0.05)	$(0.25)

Item 2.  Management’s Discussion and Analysis or Plan of Operations.

Overview

Sento Corporation (“Sento,” “we,” “us” or the “Company”) is a leading provider of outsourced customer care and sales support services, managing customer relationships for a growing number of high-profile companies across multiple industries.  Through Sento’s Customer Choice Platform, an integrated suite of multi-channel CRM technologies, customers are given a choice of self-service and assisted-service options – via web, e-mail, chat and phone – for increased customer satisfaction with significant cost savings to Sento’s clients when compared to traditional models.  We provide this support in 17 languages. We conduct our principal business operations through our wholly-owned subsidiary, Sento Technical Services Corporation.

We believe that a significant issue currently facing our company relates to the variable pricing of a significant number of our outstanding employee stock options.  In April 2003, we repriced the majority of the then outstanding employee stock options to the then current market price of $1.60 per share.  This repricing was done to give our employees incentive to grow revenues and improve profitability, with the objective of increasing stockholder value.  We believe this repricing contributed in a large part to our improved operating results during the fiscal year ended March 31, 2004.  Under accounting principles generally accepted in the United States (“GAAP”), we are required to “mark to market” these employee options, by adjusting the non-cash compensation expense we record on these stock options on a quarterly basis until they are exercised, forfeited or expire. This non-cash expense is calculated by multiplying the number of currently exercisable options by the amount that the current market price of our common stock is above the exercise price of $1.60 per share, less any amounts previously recorded as expense for vested shares.  Thus, in a period of increasing stock prices we may record a significant amount of non-cash compensation expense.  Conversely, if our stock price falls in a future period, we may subsequently reverse a portion of the expense previously recognized with respect to stock options that remain outstanding.  These periodic adjustments of our non-cash compensation expense may result in significant volatility in the results of our operations.  During the three months ended June 30, 2004 and 2003, we recognized net non-cash compensation benefit (expense) of $150,749 and ($14,217), respectively, to reflect adjustments to the value of the options due to the changes in market price of our common stock above the exercise price of $1.60 per share.  See Note C to our unaudited condensed consolidated financial statements.

Because the actual amount of compensation expense we will recognize with respect to outstanding stock options will depend on the market price of our common stock at the end of each quarterly period and the timing of exercise, forfeiture or expiration of outstanding options, we are not be able to forecast the amount of non-cash compensation expense related to these stock options that we may incur in any future period.

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

We will recognize expense based on the fair value of the warrants over the period which the consulting services are provided.  Because the fair value of the warrants changes based on the changes in the underlying value of the common stock, the expense related to this agreement could increase or decrease significantly based on the changes in the value of the our common stock.

Effective May 21, 2004, our board of directors modified certain warrants to extend the expiration date from May 31, 2004 to August 31, 2004.  The value of this warrant modification, as determined using the Black-Scholes valuation model, was $37,875 (which is the difference between the value of the original warrants immediately prior to the modification and the value of the extended warrants).  In connection with this modification, the warrant holders did not provide any additional stated or unstated rights, privileges, or agreements to the Company. Accordingly, this transaction has been reflected as a “deemed dividend as a result of warrant modification” on our accompanying statement of operations and in determining net loss attributable to common stockholders.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to our Consolidated Financial Statements for the year ended March 31, 2004. Those financial statements were prepared in accordance with accounting principles generally accepted in the United States and are included in our Form 10-KSB, as amended, which has been filed with the Securities and Exchange Commission.  Included within these policies are our “critical accounting policies.”  Critical accounting policies are those policies that are most important to the preparation of our consolidated financial statements and require management’s subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain.  Our critical accounting policies relate to revenue recognition, credit risk and stock-based compensation.  The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties, and as a result, actual results will differ, and could differ materially, from such estimates.

The development and selection of these critical accounting policies have been discussed, and are reviewed each year, with the Audit Committee of our Board of Directors.

Revenue Recognition. Revenue is recognized when persuasive evidence of an arrangement exists, delivery of services has occurred, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured.  We generate revenue by delivering technical assistance to users of our clients’ products through the use of live chat, Web collaboration, email and telephone interactions.  We recognize revenues as services are provided, according to the terms of the underlying agreement with our clients which specify how the client will be charged, generally based on a monthly, hourly, per minute or per-call rate.  We also provide licenses to a limited number of our clients for the use of our customer contact software tools that we host.  In these arrangements, we charge our client a monthly fee based on the number of users.  Revenue under those arrangements is recognized as the service is provided.

Revenues generated from professional and consulting services are recognized as the service is provided, based on time and materials incurred at contractually agreed upon rates.

Credit Risk. We have established an allowance for doubtful accounts to reserve for uncollectible accounts receivable.  Each quarter we review the receivables on an account-by-account basis and determine the probability of collection.  Management judgment is used in determining the probability of collection. Factors we consider in making this judgment are the age of the receivable, the financial resources of our clients, previous client history and recent client communications.  Our credit losses have generally been within our expectations, however, there can be no assurance that our future credit losses will be within our expectations.  In addition, our revenues and accounts receivable are concentrated in a relatively few number of customers.  A significant change in the liquidity or financial position of any one of these customers or a further deterioration in the economic environment, in general, could have an adverse impact on the collectability of our accounts receivable and our future operating results.

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

In April 2003, we repriced certain of our outstanding employee stock options. We account for stock options that were repriced in accordance with FASB Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation” (“Interpretation 44”), which requires that we adjust the compensation expense we record on these stock options based on the market price of our underlying common stock until the options are exercised, forfeited or expire.  This adjustment to compensation expense is done quarterly and can fluctuate significantly due to the volatility of our common stock.

We also issue equity-based incentive compensation to non-employees from time to time.  Pursuant to Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services, we account for these arrangements based on the fair value of the equity instrument issued.  The fair value of these instruments is remeasured each quarter as the related goods or services are provided and the underlying securities vest.  We use the Black Scholes pricing model to determine the value of these instruments.  The resulting quarterly change in value of these instruments is either charged or credited to income and can also fluctuate significantly based on the change in value of the underlying common stock.

Results of Operations

Three months ended June 30, 2004 compared to three months ended June 30, 2003

Revenues.  Our revenues increased 58%, or $2,412,000, from $4,155,000 for the three months ended June 30, 2003 to $6,567,000 for the three months ended June 30, 2004.  The primary reason for the increase was $1,910,000 of revenue generated from four new clients.  We were also able to generate a net increase of $502,000 in revenue from our existing client base.

Cost of Sales.  Our cost of sales increased $1,823,000, or 46%, from $3,953,000 for the three months ended June 30, 2003 to $5,776,000 for the three months ended June 30, 2004.  This increase in cost was a result of increased business as discussed in the revenue section above.  Our gross profit as a percentage of sales increased to 12% for the three months ended June 30, 2004.  This represents a seven-point improvement in gross profit percentage, compared to our 5% gross profit percentage for the three months ended June 30, 2003.  This improved gross profit percentage was due mainly to higher utilization of our capacity with increased business.  However, the efficiencies we realized from better utilization of our capacity were adversely impacted by approximately $55,000 of upfront training and labor costs associated with the increase in new and existing business.

Product Development.  We spent $119,000 in product development during the three months ended June 30, 2004.  We believe that this product development is necessary for anticipated new business and to enhance our product offerings.  We incurred no significant product development costs during the three months ended June 30, 2003.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses increased by 37%, or $225,000, from $601,000 for the three months ended June 30, 2003 to $826,000 for the three months ended June 30, 2004.  This increase was primarily due to increased marketing efforts that contributed to increased revenues for the three months ended ended June 30, 2004.  As a percentage of revenue, our selling, general and administrative expenses decreased almost two percentage points, from 14.5% of revenue during the three months ended June 30, 2003 to 12.6% of revenue during the three months ended June 30, 2004.

Stock-Based Compensation.  In April 2003, our Board of Directors approved an employee stock option exchange program.  Under this program, options to purchase 377,342 shares of common stock with exercise prices above $2.00 per share were exchanged for options to purchase 313,592 shares of common stock at an exercise price equal to the then current market price of $1.60.  This exchange program was considered to be an effective “repricing” of stock options, which requires us to adjust the amount of compensation expense we recognize each quarter until the stock options are exercised, forfeited or expire (see Note C to our unaudited condensed consolidated financial statements).  The cumulative amount of this charge is calculated by multiplying the exercisable number of options by the difference between the market price of the stock and the exercise price of $1.60, less any amounts previously recognized.

During the three months ended June 30, 2004 we recorded a non-cash stock-based compensation benefit of $151,000, a $165,000 changed from $14,000 of non-cash stock-based compensation expense that we recorded during the three months ended June 30, 2003.  This increase was primarily a result of changes in vested and unexercised options under the stock option Exchange Program and fluctuations in the market value of our common stock.

The market value of our common stock has fluctuated from $1.60 at April 23, 2003, the date of the exchange program approval, to $12.35 as of March 31, 2004, and to $8.20 as of June 30, 2004. Due to the price volatility of our common stock and the inability to predict when and how many stock options will be exercised or cancelled, we cannot project the impact of options under this exchange program on future quarters.

Non-Cash Charge for Valuation of Warrants and Conversion of Debentures.  This expense relates to i) the amortization of debt discount created by allocating a portion of the proceeds received in conjunction with convertible debentures and notes payable financings to warrants issued with the debt, and ii) recognizing charges for the value of warrants issued to consultants.  We amortize these costs over the life of the corresponding debt and over the period the consulting services are provided.  This cost increased $60,000, or 107%, from $56,000 for the three months ended June 30, 2003 to $116,000 for the three months ended June 30, 2004.  The majority of the costs recorded during the three months ended June 30, 2004 were the result of the value associated with warrants issued under a consulting agreement. The majority of the costs recorded during the three months ended June 30, 2003 related to the amortization of the debt discount associated with warrants issued in conjunction with convertible debentures.

Other Expense, Net.  Other expense, net, decreased $34,000, or 49%, from $69,000 during the three months ended June 30, 2003 to $35,000 during the three months ended June 30, 2004.  This decrease was mainly due to a $31,000 decrease in interest expense caused by a reduction in our long-term debt and capital leases, as well as the conversion of all of our convertible debt prior to the three months ended June 30, 2004.

Liquidity and Capital Resources

Our working capital remained substantially constant at $7,136,000 at June 30, 2004 when compared to $7,199,000 at March 31, 2004, a decrease of less than one percentage point.  Our cash balances increased $644,000, or 10%, from $6,568,000 at March 31, 2004 to $7,212,000 at June 30, 2004.  During the three months ended June 30, 2004, we generated $1,301,000 of cash flow from operations, used $288,000 of cash flow for investing in property and equipment and used $369,000 of cash flow from financing activities.  The primary reason for the change in the amount of cash generated from operating activities was the timing of cash receipts and payments on working capital balances, such as accounts receivable, accounts payable and accrued liabilities.  The net decrease in receivables from March 31, 2004 to June 30, 2004 was $1,535,000. Because our business tends to be seasonal with a significant increase in business in the fourth quarter of our fiscal year, accounts receivable is typically higher at March 31 and decreases in the first fiscal quarter as the receivables are collected.  There was a net decrease in payables and accrued liabilities from March 31, 2004 to June 30, 2004, also primarily due to decreased business volume caused by the seasonality of our business.  The net decrease in accounts payable and accrued liabilities partially offset the increased cash flow from the collection of receivables.  Included in our cash flow from financing activities is $604,000 in payments of offering costs relating to our March 2004 private placement that were accrued and unpaid at March 31, 2004.  This use of cash was partially offset by $473,000 of proceeds from new long-term debt issuances.

During the three months ended June 30, 2004, we generated $395,000 of cash flow from operations, used $37,000 of cash flows for investing in property and equipment and used $202,000 of cash flow for financing activities.  Cash flows from operations were primarily the result of changes in working capital balances.  Accounts receivable decreased by $904,000 as net receivables were collected, thereby increasing cash flows from operations.  There was also a decrease in accounts payable and accrued liabilities caused by the seasonality of our business.  This decrease in payables and accrued liabilities partially offset our cash flows from the collection of receivables.  Cash flows used by financing activities are the result of $1,038,000 in principal payments on long-term debt and debentures.  This use of cash flows for financing activities was partially offset by $836,000 received from issuing long-term debt and net borrowings under our line of credit.

We have contractual obligations, including debt agreements and leases, that will require the use of cash.  The following table sets forth our contractual obligations as of June 30, 2004:

Contractual Obligations:	Payments Due by Period
	Under 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Long Term Debt (principal only) (1)	408,000	604,000	—	—	1,012,000
Capital Leases	424,000	262,000	—	—	686,000
Operating Leases	1,134,000	1,293,000	357,000	—	2,784,000
Less: subleases	(246,000)	(143,000)	(51,000)	—	(440,000)
Total Contractual Obligations	$1,720,000	$2,016,000	$306,000	$—	$4,042,000

(1)                      Our long-term debt carries interest rates of 3.5% to 7.4%.

At present, we believe we will be able to meet our current obligations as they come due.

On May 11, 2004, we refinanced our line of credit and existing term loans with a bank, wherein the line of credit was renewed and the existing three terms loans were combined into one term loan.  The agreement also allows us to draw on an additional term loan for up to $1,500,000 of equipment financing.  The line of credit was increased from a maximum of $2,500,000 to $3,000,000 (subject to a limit of 80% of eligible accounts receivable), has an interest rate of the bank’s prime rate plus 1% and has a two-year term, including provisions for extension, subject to approval.  The line of credit terms also contain an annual commitment fee of 0.75%.  The new term loan for $750,000 includes the repayment of the three existing term loans plus $316,140 in additional equipment financing.  The terms of this loan include a 1.0% commitment fee, an interest rate of 7.4%, monthly payments of $23,260 including interest, and a term of three years.  We also have a commitment from the bank for a term loan of up to $1,500,000 for future equipment financing.  We may take advances on this loan in a minimum amount of $100,000 through March 31, 2005.  The underlying term loans will have a term of three years, require monthly principal and interest payments, will have a fixed interest rate determined at the date of the advance based on the three-year U.S. Treasury Bond rate plus 4.5%, and have a commitment fee of 1%.

Seasonality

Our operating results have historically been affected by the seasonal variances experienced by some of our significant clients.  Our results are favorably affected by a significant increase in service requests we experience during our fourth fiscal quarter, resulting primarily from our support of a client’s tax preparation software programs during the months preceding April 15th of each year.  To a lesser degree, the operating results for our third fiscal quarter are favorably affected by increased support requirements of an on-line retailer during the holiday months of November and December.

The statements contained in this Quarterly Report on Form 10-QSB that are not purely historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All forward-looking statements involve various risks and uncertainties.  Forward-looking statements contained in this Report include statements regarding our plans to develop and deliver integrated information technology services, market opportunities and acceptance, expectations, goals, revenues, financial performance, strategies, mission and intentions for the future.  Such forward-looking statements are included under “Management’s Discussion and Analysis or Plan of Operations” and encompass Sento’s beliefs, expectations, hopes or intentions regarding future events.  Words such as “expects,” “believes,” “anticipates,” “should,” and “likely” also identify forward-looking statements. All forward-looking statements included in this Report are made as of the date hereof, based on information available to us as of such date, and we assume no obligation to update any forward-looking statement.  It is important to note that such statements may not prove to be accurate and that our actual results and future events could differ materially from those anticipated in such statements.  Among the factors that could cause actual results to differ materially from our expectations are those described under “Management’s Discussion and Analysis or Plan of Operations---Risks Related to Existing and Proposed Operations.”  All subsequent written and oral forward-looking statements attributable to Sento or persons acting on our behalf are expressly qualified in their entirety by this section and other factors included elsewhere in this Report.

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

Volatile economic conditions have adversely affected our operations and financial results.  The slowing economy in recent years caused us to lose some clients and also resulted in increased pricing pressures and lower call volumes from some existing clients.  Slower economic conditions may limit our ability to attract new clients or retain existing clients.  These factors contributed to the decline in our revenues and the net losses we experienced during most of 2002 and 2003.  The slower economy also resulted in excess capacity to service call volumes.  A substantial percentage of our expenses are attributable to labor costs associated with staffing Customer Contact Solutions Centers, which we may not be able to significantly reduce on short notice in order to compensate for unexpected shortfalls in call volumes.  We cannot forecast future fluctuations in economic conditions, and our operations and financial results may be materially and adversely affected by economic volatility.

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

Three clients accounted for approximately 53% of our revenues for the three months ended June 30, 2004.  These three clients accounted for approximately 25%, 17% and 11%, respectively, of our revenues for the three months ended June 30, 2004.  A key client, who accounted for 28% of revenues in fiscal 2002, cancelled its contract with us early in fiscal 2003.  The loss of this client had a significant negative impact on our revenue and profitability in fiscal 2003 and for the first nine months of fiscal 2004, until this business was replaced.

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

We experienced net losses in four of our last five fiscal years.  For the three months ended June 30, 2004 and 2003, we had net losses of $(154,670) and $(539,589), respectively, and we had an accumulated deficit of $(10,634,548) as of June 30, 2004.  We may continue to incur net losses if we lose clients, are unable to attract and retain new clients or do not properly utilize our resources.  We cannot ensure that we will be able to achieve or maintain consistent profitable operations.

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

We rely on third-party software companies for our chat and email applications.

We contract with third-party software companies to provide chat and email tools used with our CRM software, reporting and management services.  If one of these software companies fail in its business efforts, we may lose our access to these software tools.  Our failure to obtain adequate replacement software tools would cause us to experience service delays, interruptions or cancellations.

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

If we do not keep up with the rapid technological change experienced by the customer contact service market, our products and services may become obsolete and we may lose clients. ..

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

The market price of our common stock has historically been, and we expect it to continue to be, volatile.  This price has ranged between $1.94 and $17.89 in the fifty-two week period ended June 30, 2004.  The market for our common stock has, from time-to-time, experienced extreme price and volume fluctuations, which have often appeared to be unrelated to our operating performance.  Our stock price has also been affected by our own public announcements regarding such things as quarterly earnings, changes in clients, obtaining financing and corporate partnerships.  Consequently, events both within and beyond our control may cause shares of our common stock to lose their value rapidly.

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

Item 3.             Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, or CEO, and the Company’s Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures, as of June 30, 2004. Based on that evaluation, the Company’s management, including its CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports filed or submitted by the Company under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

PART II.                                                 OTHER INFORMATION

Item 2.             Changes in Securities

Recent Sales of Unregistered Securities

During the three months ended June 30, 2004, warrants to purchase 204,250 shares of common stock were exercised under cashless provisions of the underlying warrant agreements resulting in the Company issuing 167,853 shares of common stock.

The securities issued were restricted securities taken for investment. Certificates for the securities issued bore a restrictive legend conspicuously on their face and stop-transfer instructions were noted respecting such certificates on our transfer records, except in circumstances in which we received a written opinion from legal counsel to the holders of such securities to the effect that due to the tacking of holding periods of previously held debentures (given in exchange for the recently issued debentures) such common share certificates issued on debenture conversion did not need to bear a restrictive legend. Each of the foregoing transactions was effected in reliance on the exemption from registration provided in Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D adopted thereunder as transactions not involving any public offering.

Item 6.             Exhibits and Reports on Form 8-K

a)              Exhibits:

Exhibits 31.1 and 32.1 – Certifications of the Company’s Chief Executive Officer

Exhibits 31.2 and 32.2 – Certifications of the Company’s Chief Financial Officer

b)             Reports on Form 8-K:

Current Report on Form 8-K, filed August 4, 2004, reporting our issuance of a press release on our first quarter results, together with related income statements and balance sheets

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENTO CORPORATION
(Registrant)

	By:	/s/ PATRICK F. O’ NEAL
Patrick F. O’ Neal
President and Chief Executive Officer (Principal executive officer)

	By:	/s/ ANTHONY J. SANSONE
Anthony J. Sansone
Chief Financial Officer and Secretary (Principal financial and accounting officer)

Dated August 20, 2004.