Form 10QSB
period 2004-09-30
SENTO CORP
filed 2004-11-12
CIK 4317

United States
Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2004

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

Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Outstanding at
Class	October 31, 2004
Common capital stock	3,791,270
$.25 par value

Transitional Small Business Disclosure Format (check one):

Yes ☐  No ☒

SENTO CORPORATION
Quarterly Report on Form 10-QSB
Quarter ended September 30, 2004

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

Condensed Consolidated Statements of Operations

Condensed Consolidated Statements of Cash Flows

Notes to Condensed Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis or Plan of Operations.

Overview

Critical Accounting Policies

Results of Operations

Liquidity and Capital Resources

Seasonality

Risks Related to Existing and Proposed Operations

Item 3. Controls and Procedures

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 6. Exhibits

SIGNATURES

i

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

SENTO CORPORATION

AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	September 30, 2004	March 31, 2004
	(Unaudited)
ASSETS

Current assets:
Cash	$6,860,645	$6,567,811
Accounts receivable, net	2,749,594	4,632,111
Other current assets	464,487	456,182
Total current assets	10,074,726	11,656,104

Property and equipment, net	4,377,190	4,220,560
Other assets	185,877	132,896
Total Assets	$14,637,793	$16,009,560

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt and capital leases	$814,234	$728,357
Accounts payable	1,050,128	1,334,409
Accrued liabilities and other	1,456,353	2,394,204
Total current liabilities	3,320,715	4,456,970

Long-term debt and capital leases, net of current portion	943,768	656,324
Total liabilities	4,264,483	5,113,294

Stockholders’ equity:
Common stock	940,318	863,225
Additional paid-in capital	20,622,429	20,512,919
Accumulated deficit	(11,189,437)	(10,479,878)
Total stockholders’ equity	10,373,310	10,896,266
Total Liabilities and Stockholders’ Equity	$14,637,793	$16,009,560

See accompanying notes.

SENTO CORPORATION
AND SUBSIDIARY

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

Revenue	$6,168,960	$4,085,034	$12,735,708	$8,239,665

Cost of sales	5,639,975	3,742,276	11,415,927	7,695,432

Gross profit	528,985	342,758	1,319,781	544,233

Product development	114,963	—	233,976	—
Selling, general and administrative expenses	911,623	663,586	1,738,104	1,264,933
Non-cash charge for valuation of warrants	74,909	—	186,501	—
Stock-based compensation expense (benefit)	(15,659)	35,341	(166,408)	49,558
Operating loss	(556,851)	(356,169)	(672,392)	(770,258)

Non-cash charge for valuation of warrants and conversion of debentures	(3,069)	(46,154)	(7,326)	(102,546)
Other income (expense), net	5,031	(75,583)	(29,841)	(144,691)
Net loss	(554,889)	(477,906)	(709,559)	(1,017,495)
Deemed divided as a result of warrant modification	—	—	(37,875)	—
Net loss attributable to common stockholders	$(554,889)	$(477,906)	$(747,434)	$(1,017,495)

Basic and diluted net loss per share	$(0.15)	$(0.21)	$(0.20)	$(0.46)

Basic and diluted weighted average number of common and common equivalent shares outstanding	3,732,326	2,270,162	3,680,006	2,201,695

See accompanying notes.

SENTO CORPORATION

AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	September 30,	September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(709,559)	$(1,017,495)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	799,944	831,643
Accretion of debenture for warrant and revaluation of warrants issued for services	193,827	102,546
Stock-based compensation	(166,408)	49,558
Changes in operating assets and liabilities:
Accounts receivable	1,882,517	311,610
Other assets	(82,095)	(61,642)
Accounts payable	(284,281)	(234,461)
Accrued liabilities and other	(365,681)	120,203
Net cash provided by operating activities	1,268,264	101,962
Cash flows used in investing activities:
Purchase of property and equipment	(778,629)	(330,362)
Cash flows from financing activities:
Principal payments on long-term debt and debentures	(510,093)	(1,292,721)
Net borrowings under line of credit	—	664,934
Issuance of long-term debt and debentures	720,173	540,000
Payment of accrued offering costs	(627,364)	—
Proceeds from stock options exercised	180,617	7,298
Proceeds from stock issued through employee stock purchase plan	39,866	—
Net cash used in financing activities	(196,801)	(80,489)
Net increase (decrease) in cash	292,834	(308,889)
Cash at beginning of period	6,567,811	2,583,337
Cash at end of period	$6,860,645	$2,274,448

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$58,241	$115,463

Non-cash investing and financing activities:

Value of warrants issued with long-term debt and convertible debentures	$—	$179,849
Value of warrants issued to placement agent	—	36,031
Conversion of debentures (including accrued interest of $7,483)	—	383,554
Equipment financed through long-term note	157,136	23,790

See accompanying notes.

SENTO CORPORATION

AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

September 30, 2004

(Unaudited)

A.                                   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included.

Operating results for the three and six months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB/A for the year ended March 31, 2004.

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

The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of zero percent, risk-free interest rate of 3.4 percent, expected life of 5 years, and expected stock-price volatility of 75 percent.

The Company applies APB 25 in accounting for options issued under the Sento Corporation 1999 Omnibus Stock Incentive Plan.  Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company’s net loss would have been changed to the pro forma amounts indicated below for the three and six months ended September 30, 2004:

		Three Months	Six Months
Net loss attributable to common stockholders	As reported	$(554,889)	$(747,434)
	Pro forma	$(664,377)	$(1,010,454)
Basic and diluted loss per share	As reported	$(0.15)	$(0.20)
	Pro forma	$(0.18)	$(0.27)

The full impact of calculating compensation cost for stock options under SFAS 123 may not be representative of the effects on reported net loss for future years.

B.                                     LONG-TERM DEBT AND CAPITAL LEASES

On May 11, 2004, the Company refinanced its line of credit and existing term loans with a bank, wherein the line of credit was renewed and the three existing term loans were combined into one term loan.  The line of credit was increased from a maximum of $2,500,000 to $3,000,000 (subject to a limit of 80% of eligible accounts receivable), has an interest rate equal to the bank’s prime rate plus 1% and has a two-year term, including provisions for annual extension, subject to the approval of the bank.  The line of credit terms also contain an annual commitment fee of 0.75%.  The new term loan for $750,000 includes the repayment of the three existing term loans plus $316,140 in additional equipment financing.  The terms of this loan include a 1.0% commitment fee, an interest rate of 7.4%, monthly payments of $23,260 including interest, and a term of three years.

The Company also has a commitment from the bank for a term loan of up to $1,500,000 for future equipment financing.  The Company may take advances on this loan in a minimum amount of $100,000 through March 31, 2005. The underlying term loans will have a term of three years, will require monthly principal and interest payments, have a fixed interest rate determined at the date of the advance based on the three-year U.S. Treasury Bond rate plus 4.5%, and have a commitment fee of 1%.  During the six months ended September 30, 2004, the Company was advanced $404,033 under this term loan.

During the six months ended September 30, 2004, the Company purchased $157,136 of software under a note payable.  The note calls for quarterly payments of $13,773 through April 2007.

C.            COMMON STOCK

Six months ended September 30, 2004

During the six months ended September 30, 2004, options to purchase 127,462 shares of common stock were exercised and 14,820 shares of common stock were purchased by employees under the Company’s Employee Stock Purchase Plan.

During the six months ended September 30, 2004, warrants to purchase 204,250 shares of common stock were exercised under cashless provisions of the underlying warrant agreements resulting in the Company issuing 167,853 shares of common stock.

On April 23, 2003, the Company’s Board of Directors approved an employee stock option exchange program (the “Exchange Program”), pursuant to which the Company granted options to purchase 313,592 shares of the Company’s common stock at an exercise price of $1.60 per share in exchange for options to purchase 377,342 shares of the Company’s common stock at exercise prices in excess of $2.00 per share.  The new options issued under the Exchange Program are subject to variable plan accounting in accordance with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (“Interpretation 44”).  Under variable plan accounting, the Company is required to recognize compensation expense (benefit) in its consolidated statements of operations for any change in the intrinsic value of the options.  The intrinsic value of the repriced options is based on the market price of the Company’s common stock and is calculated as the difference between the fair market value of the common stock and $1.60 (the market price at April 23, 2003, which was the effective date of the exchange).  This compensation adjustment must be recorded on a quarterly basis until the new options issued under the Exchange Program are exercised, forfeited or expire unexercised.  During the six months ended September 30, 2004, the Company recorded $166,408 of stock-based compensation benefit for these options since the value of the Company’s common stock decreased between March 31, 2004 and September 30, 2004.

The impact of the new options issued under the Exchange Program on the Company’s consolidated financial statements will depend on quarterly fluctuations in the price of the Company’s common stock and the dates of exercises, forfeitures or cancellations of the new options.  Moreover, because the precise amount of compensation expense will depend on the market price of the Company’s common stock at the end of each quarterly period, the Company will not be able to forecast in advance the amount of compensation expense (benefit) related to these options that it will incur in any future period.  As of September 30, 2004, options to purchase 149,098 shares of common stock remain outstanding under the Exchange Program.

In January 2004, the Company entered into a two—year consulting agreement with terms that required the Company to issue the consultant warrants to purchase 5,000 shares of common stock each month.  As of September 30, 2004 warrants to purchase 45,000 shares of common stock were outstanding under this agreement, of which, warrants to purchase 30,000 shares of common stock were issued during the six months ended September 30, 2004. The warrants vest 25% every three months from the date of issuance, have a term of three and one-half years, and have an exercise price of $3.00 per share.  The consulting agreement can be terminated by either party upon 60 days written notice, subject to various cancellation provisions.  During the six months ended September 30, 2004, the Company recorded $186,501 of expense for the value of warrants issued during the six-month period.  The agreement with this consultant was terminated in October 2004.  Under the termination provisions of the agreement, the Company issued warrants to purchase an additional 15,000 shares of common stock in October 2004.

Effective May 21, 2004, the Company’s board of directors modified certain warrants to extend the expiration date from May 31, 2004 to August 31, 2004.  The value of this warrant modification, as determined using the Black-Scholes valuation model, was $37,875 (which is the difference between the value of the original warrants immediately prior to the modification and the value of the extended warrants).  In connection with this modification, the warrant holders did not provide any additional stated or unstated rights, privileges, or agreements to the Company. Accordingly, this transaction has been reflected as a “deemed dividend as a result of warrant modification” on the accompanying statement of operations and in determining net loss attributable to common stockholders.  As of September 30, 2004, all of these warrants had expired.

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

                During the six months ended September 30, 2003, the Company recorded $49,558 of stock-based compensation for options under the above-mentioned Exchange Program.

D.            LOSS PER SHARE

Loss per share is computed in accordance with Financial Accounting Standards Board Standard 128, Earnings Per Share.  Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period.  Diluted income or loss per share reflects the potential dilution that could occur from shares of common stock issuable through stock options, warrants and other convertible securities, if dilutive.  Options and warrants to purchase 285,592 and 345,455 shares of common stock, respectively, have not been included in the calculation of diluted common stock outstanding for the three and six months ended September 30, 2004, because to do so would be anti-dilutive.  Options and warrants to purchase 204,156 and 111,354 shares of common stock, respectively, have not been included in the calculation of diluted common stock outstanding for the three and six months ended September 30, 2003, because to do so would be anti-dilutive.  Shares issuable pursuant to convertible debentures (345,934 shares as of September 30, 2003) have not been included in the calculations of diluted common stock outstanding for the three and six months ended September 30 2003, as to do so would be anti-dilutive.

The following tables set forth the computation of basic and diluted loss per share for the three and six months ended September 30, 2004 and September 30, 2003:

	Three Months Ended
	September 30, 2004	September 30, 2003

Net loss attributable to common stockholders	$(554,889)	$(477,906)
Denominator for basic and diluted net loss per share -weighted average shares	3,732,326	2,270,162

Basic and diluted net loss per share	$(0.15)	$(0.21)

	Six Months Ended
	September 30, 2004	September 30, 2003

Net loss attributable to common stockholders	$(747,434)	$(1,017,495)
Denominator for basic and diluted net loss per share -weighted average shares	3,680,006	2,201,695

Basic and diluted net loss per share	$(0.20)	$(0.46)

E.             SUBSEQUENT EVENTS

                On November 5, 2004, the Company entered into an Asset Purchase Agreement with Xtrasource, Inc. (“Xtrasource”), a non-affiliated, privately-held Delaware corporation, pursuant to which the Company, through its wholly-owned subsidiary, Xtrasource Acquisition, Inc., a Delaware corporation, proposes to acquire substantially all of Xtrasource’s assets related to Xtrasource’s approximately $10 million annual sales business.  The purchase price is anticipated to include the assumption of net liabilities of approximately $500,000 and a contingent earn-out payment of 30% of EBITDA through September 30, 2009 up to a maximum of $6.5 million.  Xtrasource is a call center provider with facilities in the United States, the Netherlands and France, offering integrated customer solutions, including help desk, technical assistance, and live web chat.  The closing of the proposed aquisition, which remains subject to certain customary conditions including due diligence review, is scheduled for November 30, 2004.  See the Company’s report on Form 8-K filed October 8, 2004 for a more detailed description of the proposed acquisition transaction.

Item 2.    Management’s Discussion and Analysis or Plan of Operations.

Overview

Sento Corporation (“Sento,” “we,” “us” or the “Company”) is a leading provider of outsourced customer care and sales support services, managing customer relationships for a growing number of high-profile companies across multiple industries.  Through our Customer Choice Platform, an integrated suite of multi-channel CRM technologies, customers are given a choice of self-service and assisted-service options — via web, e-mail, chat and phone — for increased customer satisfaction with significant cost savings to Sento’s clients when compared to traditional models.  We provide this support in 17 languages. We conduct our principal business operations through our wholly-owned subsidiary, Sento Technical Services Corporation.

We believe that a significant issue currently facing our company relates to the variable pricing of a significant number of our outstanding employee stock options.  In April 2003, we repriced the majority of the then outstanding employee stock options to the then current market price of $1.60 per share.  This repricing was done to give our employees incentive to grow revenues and improve profitability, with the objective of increasing stockholder value.  We believe this repricing contributed in a large part to our improved operating results during the fiscal year ended March 31, 2004.  Under accounting principles generally accepted in the United States (“GAAP”), we are required to “mark to market” these employee options, by adjusting the non-cash compensation expense we record on these stock options on a quarterly basis until they are exercised, forfeited or expire. This non-cash expense is calculated by multiplying the number of currently exercisable options by the amount that the current market price of our common stock is above the exercise price of $1.60 per share, less any amounts previously recorded as expense for vested shares.  Thus, in a period of increasing stock prices we may record a significant amount of non-cash compensation expense.  Conversely, if our stock price falls in a future period, we may subsequently reverse a portion of the expense previously recognized with respect to stock options that remain outstanding.  These periodic adjustments of our non-cash compensation expense may result in significant volatility in the results of our operations.  During the three and six months ended September 30, 2004, we recognized non-cash compensation benefits of $15,659 and $166,408, respectively.  During the three and six months ended September 30, 2003, we recognized net non-cash compensation expense of $35,341 and $49,558, respectively.  These non-cash benefits and expense charges reflect adjustments to the value of the options due to the changes in market price of our common stock above the exercise price of $1.60 per share.  See Note C to our unaudited condensed consolidated financial statements.

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

Pursuant to a consulting agreement with Remsen Funding Corporation of New York (“Remsen”), we have agreed to issue to Remsen, as partial consideration for consulting services, a warrant to purchase 5,000 shares of our common stock each month during the term of the agreement, which is terminable by either party at any time upon sixty days advance notice.  Through October 31, 2004, we have issued to Remsen warrants to purchase 60,000 shares of common stock.  The warrants permit the holder to acquire shares of common stock at an exercise price of $3.00 per share at any time prior to the date that is three and one-half years after the date of issuance.  Each warrant vests with respect to 25% of the shares subject thereto on the first day of each calendar quarter following its issuance.  The warrants also include a net exercise provision and anti-dilution provisions pursuant to which the exercise price and number of shares issuable thereunder will be adjusted proportionately in the event of a stock split, stock dividend, recapitalization or similar transaction.  We have also granted the warrant holder piggyback registration rights with respect to any registration (other than on Form S-4 or Form S-8) that permits the registration of secondary sales. This agreement was terminated October 31, 2004.

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

On November 5, 2004, we entered into an asset purchase agreement with Xtrasource, Inc. (“Xtrasource”), a nonaffiliated, privately-held Delaware corporation.  We will acquire substantially all of Xtrasource’s assets related to Xtrasource’s approximately $10 million annual sales under this agreement.  The purchase price is anticipated to include the assumption of net liabilities of approximately $500,000 and a contingent earn-out payment of 30% of EBITDA through September 30, 2009 up to a maximum of $6.5 million.  Xtrasource is a call center provider with facilities in the United States, the Netherlands and France, offering integrated customer solutions, including help desk, technical assistance, and live web chat.  The closing of this agreement remains subject to certain standard conditions including due diligence review and is scheduled for no later than November 30, 2004.

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

Revenue Recognition. Revenue is recognized when persuasive evidence of an arrangement exists, delivery of services has occurred, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured.  We generate revenue by delivering technical assistance to users of our clients’ products through the use of live chat, Web collaboration, email and telephone interactions.  We recognize revenues as services are provided, according to the terms of the underlying agreement with our clients which specify how the client will be charged, generally based on a monthly, hourly, per-minute or per-call rate.  We also provide licenses to a limited number of our clients for the use of our customer contact software tools that we host.  In these arrangements, we charge our client a monthly fee based on the number of users.  Revenue under those arrangements is recognized as the service is provided.

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

Stock —Based Compensation. Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS 123), encourages entities to adopt a fair value based method of accounting for stock options or similar equity instruments.  However, it also allows an entity to continue measuring compensation cost for stock based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25).  We have elected to continue to apply the provisions of APB 25 and provide pro forma disclosures required by SFAS 123 in the footnotes to the consolidated financial statements.  We use the Black Scholes option-pricing model to determine the amount of additional pro forma expense related to these options as presented in our disclosures.  Had we adopted a fair value based method of accounting for stock options, the pro forma expense for these options in our disclosures would be recorded as expense in our statements of operations and could materially affect our operating results.

In April 2003, we repriced certain of our outstanding employee stock options. We account for stock options that were repriced in accordance with FASB Interpretation No. 44 Accounting for Certain Transactions Involving Stock Compensation (“Interpretation 44”), which requires that we adjust the compensation expense we record on these stock options based on the market price of our underlying common stock until the options are exercised, forfeited or expire.  This adjustment to compensation expense is done quarterly and can fluctuate significantly due to the volatility of the market price of our common stock.

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

Results of Operations

Three months ended September 30, 2004 compared to three months ended September 30, 2003

Revenues.  Our revenues increased 51%, or $2,084,000, from $4,085,000 for the three months ended September 30, 2003 to $6,169,000 for the three months ended September 30, 2004.  The primary reason for the increase was $2,591,000 of revenue generated from four new clients.

Cost of Sales.  Our cost of sales increased $1,898,000, or 51%, from $3,742,000 for the three months ended September 30, 2003 to $5,640,000 for the three months ended September 30, 2004.  This increase in cost was a result of increased business as discussed in the revenue section above.  Our gross profit as a percentage of sales increased to 9% for the three months ended September 30, 2004 from 8% for the three months ended September 30, 2003.  This improved gross profit percentage was due mainly to higher utilization of our capacity with increased business.  However, the efficiencies we realized from better utilization of our capacity were adversely impacted by upfront training and labor costs totaling $79,000 associated with the increase in new and existing business.

Product Development.  We spent $115,000 in product development during the three months ended September 30, 2004.  We believe that this product development is necessary for anticipated new business and to enhance our product offerings.  We incurred no significant product development costs during the three months ended September 30, 2003.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses increased by 37%, or $248,000, from $664,000 for the three months ended September 30, 2003 to $912,000 for the three months ended September 30, 2004.  This increase was primarily due to an increase in payroll costs to respond to increased demand for Sento products and services.  However, as a percentage of revenue, our selling, general and administrative expenses decreased from 16% of revenue during the three months ended September 30, 2003 to 15% of revenue during the three months ended September 30, 2004.

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

During the three months ended September 30, 2004 we recorded non-cash stock-based compensation benefit of $16,000, a $51,000 change from $35,000 of non-cash stock-based compensation expense that we recorded during the three months ended September 30, 2003.  This increase was primarily a result of changes in vested and unexercised options under the stock option Exchange Program and fluctuations in the market value of our common stock.

The market value of our common stock has fluctuated from $1.60 at April 23, 2003, the date of the exchange program approval, to $12.35 as of March 31, 2004, and to $6.30 as of September 30, 2004. Due to the price volatility of our common stock and the inability to predict when and how many stock options will be exercised or cancelled, we cannot project the impact of options under this exchange program on future quarters.

Non-Cash Charge for Valuation of Warrants.  This expense relates to recognized charges for the value of warrants issued to consultants.  We amortize these costs over the period the consulting services are provided.  This cost was $75,000 for the three months ended September 30, 2004.  There were no warrants issued to consultants during the three months ended September 30, 2003.

Non-Cash Charge for Valuation of Warrants and Conversion of Debentures (non-operating).  This expense relates to the amortization of debt discount created by allocating a portion of the proceeds received in conjunction with convertible debentures and notes payable financings to warrants issued with the debt.  We amortize these costs over the life of the corresponding debt.  This cost decreased $43,000, or 93%, from $46,000 for the three months ended September 30, 2003 to $3,000 for the three months ended September 30, 2004.  The majority of the costs recorded during the three months ended September 30, 2003 related to the amortization of the debt discount associated with warrants issued in conjunction with convertible debentures.  All of these debentures were converted to common stock during our fiscal year ended March 31, 2004 with all unamortized debt discount associated with these debentures being expensed at the time of conversion.  The costs recorded during the three months ended September 30, 2004 relate to warrants that were issued with our bank financing and are being amortized over the life of the associated debt.

Other income (expense), net.  Other income, net, was $5,000 for the three months ended September 30, 2004, an $81,000 change from other expense of $(76,000) for the three months ended September 30, 2003.  The most significant reason for this change was a decrease in net interest expense as a result of a significant improvement in our cash position and the conversion of debentures.

Six months ended September 30, 2004 compared to Six months ended September 30, 2003

Revenues.  Our revenues increased 55%, or $4,496,000, from $8,240,000 for the six months ended September 30, 2003 to $12,736,000 for the six months ended September 30, 2004.  The primary reason for the increase was $4,662,000 of revenue generated from four new clients.

Cost of Sales.  Our cost of sales increased $3,721,000, or 48%, from $7,695,000 for the six months ended September 30, 2003 to $11,416,000 for the six months ended September 30, 2004.  This increase in cost was primarily a result of increased business as discussed in the revenue section above.  Our gross profit as a percentage of sales increased to 10% for the six months ended September 30, 2004 from 7% for the six months ended September 30, 2003.  This improved gross profit percentage was due mainly to higher utilization of our capacity with increased business.  However, the efficiencies we realized from increased utilization of our capacity were adversely impacted by upfront training and labor costs totaling $125,000 associated with the increase in new and existing business.

Product Development.  We spent $234,000 in product development during the six months ended September 30, 2004.  We believe that this product development is necessary for anticipated new business and to enhance our product offerings.  We incurred no significant product development costs during the six months ended September 30, 2003.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses increased by 37%, or $473,000, from $1,265,000 for the six months ended September 30, 2003 to $1,738,000 for the six months ended September 30, 2004.  This increase was primarily due to an increase in payroll costs to respond to increased demand for Sento products and services.  However, as a percentage of revenue, our selling, general and administrative expenses decreased from 15% of revenue during the six months ended September 30, 2003 to 14% of revenue during the six months ended September 30, 2004.

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

During the six months ended September 30, 2004 we recorded a non-cash stock-based compensation benefit of $166,000, a $216,000 change from $50,000 of non-cash stock-based compensation expense that we recorded during the six months ended September 30, 2003.  This increase was primarily a result of changes in vested and unexercised options under the stock option Exchange Program and fluctuations in the market value of our common stock.

The market value of our common stock has fluctuated from $1.60 at April 23, 2003, the date of the exchange program approval, to $12.35 as of March 31, 2004, and to $6.30 as of September 30, 2004. Due to the price volatility of our common stock and the inability to predict when and how many stock options will be exercised or cancelled, we cannot project the impact of options under this exchange program on future quarters.

Non-Cash Charge for Valuation of Warrants.  This expense relates to recognized charges for the value of warrants issued to consultants.  We amortize these costs over the period the consulting services are provided.  This cost was $187,000 for the six months ended September 30, 2004.  There were no warrants issued to consultants during the six months ended September 30, 2003.

Non-Cash Charge for Valuation of Warrants and Conversion of Debentures (non-operating).  This expense relates to the amortization of debt discount created by allocating a portion of the proceeds received in conjunction with convertible debentures and notes payable financings to warrants issued with the debt.  We amortize these costs over the life of the corresponding debt.  This cost decreased $96,000 or 93%, from $103,000 for the six months ended September 30, 2003 to $7,000 for the six months ended September 30, 2004.  The majority of the costs recorded during the six months ended September 30, 2003 related to the amortization of the debt discount associated with warrants issued in conjunction with convertible debentures.  All of these debentures were converted to common stock during our fiscal year ended March 31, 2004 with all unamortized debt discount associated with these debentures being expensed at the time of conversion.  The costs recorded during the six months ended September 30, 2004 relate to warrants that were issued with our bank financing and are being amortized over the life of the associated debt.

Other income (expense), net.  Other expense, net, was $30,000 for the six months ended September 30, 2004, a $115,000 change from other expense of $145,000 for the six months ended September 30, 2003.  The most significant reason for this change was a decrease in net interest expense as a result of a significant improvement in our cash position and the conversion of debentures.

Liquidity and Capital Resources

Our working capital decreased $445,000, or 6%, from $7,199,000 at March 31, 2004 to $6,754,000 at September 30, 2004.  Our change in working capital was primarily the result of a decrease in accounts receivable, partially offset by a decrease in accounts payable and accrued liabilities.  Our cash balances increased $293,000, or 4%, from $6,568,000 at March 31, 2004 to $6,861,000 at September 30, 2004.

During the six months ended September 30, 2004, we generated $1,268,000 of cash flow from operations, used $779,000 of cash flow for investing in property and equipment and used $197,000 of cash flow from financing activities.  The primary reason for the change in the amount of cash generated from operating activities was the timing of cash receipts and payments on working capital balances, such as accounts receivable, accounts payable and accrued liabilities.  The net decrease in receivables from March 31, 2004 to September 30, 2004 was $1,883,000. Because our business has historically been seasonal with a significant increase in business in the fourth quarter of our fiscal year, accounts receivable were higher at March 31 and decreased in the first and second fiscal quarters as the receivables were collected.  There was a net decrease in payables and accrued liabilities from March 31, 2004 to September 30, 2004, also primarily due to decreased business volume caused by the seasonality of our business.  The net decrease in accounts payable and accrued liabilities partially offset the increased cash flow from the collection of receivables.  Included in our cash flow from financing activities is $627,000 in  payments of offering costs relating to our March 2004 private placement that were accrued and unpaid at March 31, 2004.  This use of cash was offset by $720,000 of proceeds from new long-term debt issuances.  Principal payments of long-term debt and capital leases totaled $510,000 for the six months ended September 30, 2004.

We have contractual obligations, including debt agreements and leases, that will require the use of cash.   The following table sets forth our contractual obligations as of September 30, 2004:

	Payments Due by Period
Contractual Obligations:	Under 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Long Term Debt (principal only) (1)	$449,000	$806,000	$—	$—	$1,255,000
Capital Leases	409,000	168,000	—	—	577,000
Operating Leases	1,095,000	1,066,000	648,000	—	2,809,000
Less: subleases	(246,000)	(94,000)	(39,000)	—	(379,000)
Total Contractual Obligations	$1,707,000	$1,946,000	$609,000	$—	$4,262,000

(1)   Our long-term debt carries interest rates of 3.5% to 7.4%.

At present, we believe we will be able to meet our current obligations as they come due.

On May 11, 2004, we refinanced our line of credit and existing term loans with a bank, wherein the line of credit was renewed and the existing three term loans were combined into one term loan.  The agreement also allows us to draw on an additional term loan for up to $1,500,000 of equipment financing.  The line of credit was increased from a maximum of $2,500,000 to $3,000,000 (subject to a limit of 80% of eligible accounts receivable), has an interest rate equal to the sum of the bank’s prime rate plus 1% and has a two-year term, including provisions for extension, subject to approval.  The line of credit terms also contain an annual commitment fee of 0.75%.  The new term loan for $750,000 includes the repayment of the three existing term loans plus $316,140 in additional equipment financing.  The terms of this loan include a 1.0% commitment fee, an interest rate of 7.4%, monthly payments of $23,260 including interest, and a term of three years.  We also have a commitment from the bank for a term loan of up to $1,500,000 for future equipment financing.  During the six months ended September 30, 2004, we were advanced $404,000 under this loan.  We may take advances on this loan in a minimum amount of $100,000 through March 31, 2005.  The underlying term loans will have a term of three years, require monthly principal and interest payments, will have a fixed interest rate determined at the date of the advance based on the three-year U.S. Treasury Bond rate plus 4.5%.

Seasonality

Our operating results have historically been affected by the seasonal variances experienced by some of our significant clients.  Historically, our third and fourth quarters have been favorably affected by a significant increase in service requests we experienced from our support of certain clients’ products.  Going forward, we anticipate that we will continue to have seasonal variances.

Forward-Looking Statements

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

Volatile economic conditions have adversely affected our operations and financial results.  The slowing economy in recent years caused us to lose some clients and also resulted in increased pricing pressures and lower call volumes from some existing clients.  Slower economic conditions may limit our ability to attract new clients or retain existing clients.  These factors contributed to the decline in our revenues and the net losses we experienced during most of Fiscal 2002, 2003 and 2004.  The slower economy also resulted in excess capacity to service call volumes.  A substantial percentage of our expenses are attributable to labor costs associated with staffing Customer Contact Solutions Centers, which we may not be able to significantly reduce on short notice in order to compensate for unexpected shortfalls in call volumes.  We cannot forecast future fluctuations in economic conditions, and our operations and financial results may be materially and adversely affected by economic volatility.

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

Three clients accounted for approximately 62% of our revenues for the three months ended September 30, 2004.  These three clients accounted for approximately 27%, 24% and 11%, respectively, of our revenues for the three months ended September 30, 2004.  A key client, who accounted for 28% of revenues in fiscal 2002, cancelled its contract with us early in fiscal 2003.  The loss of this client had a significant negative impact on our revenue and profitability in fiscal 2003 and for the first nine months of fiscal 2004, until this business was replaced.

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

We experienced net losses in four of our last five fiscal years.  For the six months ended September 30, 2004 and 2003, we had net losses of $(709,559) and $(1,017,495), respectively, and we had an accumulated deficit of $(11,189,437) as of September 30, 2004.  We may continue to incur net losses if we lose clients, are unable to attract and retain new clients or do not properly utilize our resources.  We cannot ensure that we will be able to achieve or maintain consistent profitable operations.

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

We contract with third-party software companies to provide chat and email tools used with our CRM software, reporting and management services.  If one of these software companies fail in its business efforts, we may lose our access to these software tools.  Our failure to obtain adequate replacement software tools could cause us to experience service delays, interruptions or cancellations.

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

The market price of our common stock has historically been, and we expect it to continue to be, volatile.  This price has ranged between $1.94 and $17.89 in the fifteen month period ended September 30, 2004.   The market for our common stock has, from time-to-time, experienced extreme price and volume fluctuations, which have often appeared to be unrelated to our operating performance.  Our stock price has also been affected by our own public announcements regarding such things as quarterly earnings, changes in clients, obtaining financing and corporate partnerships.  Consequently, events both within and beyond our control may cause shares of our common stock to lose their value rapidly.

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

We may have difficulties completing or integrating the proposed Xtrasource acquisition

We have entered into an asset purchase agreement with Xtrasource, Inc., pursuant to which we propose to acquire substantially all of the assets of Xtrasource.  The proposed acquisition is subject to a number of conditions to closing, the failure of any of which could prevent us from completing the transaction.  We may also encounter unforeseen difficulties in closing the transaction.  Even if we are successful in completing the Xtrasource acquisition, of which there can be no assurance, we may experience difficulties in post-acquisition integration and operation of the acquired assets, including retaining existing clients of Xtrasource.  The negotiation, closing and integration of the Xtrasource transaction has also required, and will likely continue to require, significant management time and Sento resources.  The diversion of management time and our limited resources could have a material adverse effect on our results of operations or financial condition.

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

Item 3.    Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures, as of September 30, 2004. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by Sento in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

PART II.  OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

During the six months ended September 30, 2004, warrants to purchase 204,250 shares of common stock were exercised under cashless provisions of the underlying warrant agreements resulting in Sento issuing 167,853 shares of common stock.

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

Item 6.    Exhibits

a)              Exhibits:

Exhibits 31.1 and 32.1 — Certifications of the Company’s Chief Executive Officer

Exhibits 31.2 and 32.2 — Certifications of the Company’s Chief Financial Officer

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

Dated November 12, 2004.