Form 10QSB
period 2004-12-31
SENTO CORP
filed 2005-02-14
CIK 4317

United States
Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended December 31, 2004

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

Yes ☒   No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at January 31, 2004
Common capital stock $.25 par value	3,858,617

Transitional Small Business Disclosure Format (check one):

Yes ☐   No ☒

SENTO CORPORATION

Quarterly Report on Form 10-QSB

Quarter ended December 31, 2004

i

PART I  - FINANCIAL INFORMATION

Item 1.  Financial Statements

SENTO CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	December 31, 2004	March 31, 2004
	(Unaudited)
ASSETS

Current assets:
Cash	$4,878,126	$6,567,811
Accounts receivable, net	5,324,035	4,632,111
Other current assets	721,885	456,182
Total current assets	10,924,046	11,656,104

Property and equipment, net	4,548,179	4,220,560
Intangible assets, net	1,034,491	—
Other assets	328,492	132,896
Total Assets	$16,835,208	$16,009,560

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt and capital leases	$776,201	$728,357
Accounts payable	1,925,536	1,334,409
Accrued payroll and payroll taxes	1,490,376	923,757
Accrued liabilities and other	698,995	1,470,447
Total current liabilities	4,891,108	4,456,970

Long-term debt and capital leases, net of current portion	950,168	656,324
Accrued contingent consideration from business acquisition	655,590	—
Total liabilities	6,496,866	5,113,294

Stockholders’ equity:
Common stock	964,592	863,225
Additional paid-in capital	20,770,257	20,512,919
Accumulated other comprehensive income - foreign currency translation adjustment	91,330	—
Accumulated deficit	(11,487,837)	(10,479,878)
Total stockholders’ equity	10,338,342	10,896,266
Total Liabilities and Stockholders’ Equity	$16,835,208	$16,009,560

See accompanying notes.

SENTO CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2004	2003	2004	2003

Revenue	$10,047,153	$5,200,254	$22,782,861	$13,439,919

Cost of sales	8,025,613	4,191,801	19,441,540	11,887,233

Gross profit	2,021,540	1,008,453	3,341,321	1,552,686

Product development	61,765	—	295,741	—
Selling, general and administrative expenses	1,629,192	737,599	3,367,296	2,002,532
Specific reserve for doubtful account	475,000	—	475,000	—
Amortization of intangible assets	54,447	—	54,447	—
Non-cash charge for valuation of warrants	53,057	—	239,558	—
Stock-based compensation expense (benefit)	(68,947)	275,189	(235,355)	324,747
Operating loss	(182,974)	(4,335)	(855,366)	(774,593)

Non-cash charge for valuation of warrants and conversion of debentures	(3,111)	(48,233)	(10,437)	(150,779)
Other expense, net	(33,608)	(88,891)	(63,449)	(233,582)
Net loss before income taxes	(219,693)	(141,459)	(929,252)	(1,158,954)
Income taxes	78,707	—	78,707	—
Net loss	(298,400)	(141,459)	(1,007,959)	(1,158,954)
Deemed divided as a result of warrant modification	—	—	(37,875)	—
Net loss attributable to common stockholders	$(298,400)	$(141,459)	$(1,045,834)	$(1,158,954)

Basic and diluted net loss per share	$(0.08)	$(0.06)	$(0.28)	$(0.51)

Basic and diluted weighted average number of common and common equivalent shares outstanding	3,807,873	2,372,232	3,722,628	2,258,541

See accompanying notes.

SENTO CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	December 31,	December 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(1,007,959)	$(1,158,954)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,193,542	1,202,424
Accretion of debt for warrant and revaluation of warrants issued for services	249,995	150,779
Stock-based compensation	(235,355)	324,747
Changes in operating assets and liabilities:
Accounts receivable	1,143,987	(312,559)
Other assets	(139,798)	(190,585)
Accounts payable	(439,851)	(120,396)
Accrued liabilities and other	(473,211)	403,519
Net cash provided by operating activities	291,350	298,975
Cash flows used in investing activities:
Purchase of property and equipment	(1,104,911)	(904,185)
Acquisition of business, including purchase of acquired business’ secured debt	(872,221)	—
Net cash used in investing activities	(1,977,132)	(904,185)
Cash flows from financing activities:
Principal payments on long-term debt and debentures	(725,923)	(1,555,794)
Net borrowings under line of credit	—	300,669
Issuance of long-term debt and debentures	849,579	621,563
Payment of accrued offering costs	(627,364)	—
Proceeds from stock options and warrants exercised	332,363	31,371
Proceeds from stock issued through employee stock purchase plan	76,112	26,435
Net cash used in financing activities	(95,233)	(575,756)
Effect of foreign currency translations	91,330	—
Net decrease in cash	(1,689,685)	(1,180,966)
Cash at beginning of period	6,567,811	2,583,337
Cash at end of period	$4,878,126	$1,402,371

See accompanying notes.

SENTO CORPORATION

AND SUBSIDIARIES

Supplemental Disclosures of Cash Flow Information

(Unaudited)

	Nine Months Ended
	December 31,	December 31,
	2004	2003

Cash paid for:
Interest	$104,108	$181,164
Income taxes	—	—

Non-cash investing and financing activities:

Value of warrants issued with long-term debt and convertible debentures	$—	$179,841
Value of warrants issued to placement agent	—	36,031
Conversion of debentures (including accrued interest of $7,483)	—	476,774
Equipment financed through long-term note	157,136	23,790

Assets acquired and liabilities assumed through business acquisition:
Receivables	$1,835,911	$—
Property and equipment	201,810	—
Other assets, including $1,088,938 of intangibles	1,413,296	—
Total assets acquired	3,451,017
Less liabilities assumed:
Accounts payable	1,030,978
Accrued contingent consideration	655,590
Long-term debt and capital lease obligations	51,680
Other liabilities, including $65,000 of accrued purchase liabilities	840,548	—
Net cash paid	$872,221	$—

See accompanying notes.

SENTO CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

December 31, 2004

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

Operating results for the three and nine-month periods ended December 31, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB/A for the year ended March 31, 2004.

The Company’s operations are carried out by its two wholly-owned subsidiaries, Sento Technical Services Corporation, a Utah corporation and Xtrasource Acquisitions Inc., a Delaware corporation.  The Company’s operations are located in Utah, Wyoming, North Carolina, the Netherlands and France.

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

The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of zero percent, risk-free interest rate of 3.6 percent, expected life of 5 years, and expected stock-price volatility of 74 percent.

The Company applies APB 25 in accounting for options issued under the Sento Corporation 1999 Omnibus Stock Incentive Plan.  Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company’s loss would have been changed to the pro forma amounts indicated below for the three and nine-month periods ended December 31, 2004 and 2003:

Periods ended December 31, 2004:

		Three Months	Nine Months
Net loss attributable to common stockholders	As reported	$(298,400)	$(1,045,834)
	Pro forma	$(395,205)	$(1,405,659)
Basic and diluted loss per share	As reported	$(0.08)	$(0.28)
	Pro forma	$(0.10)	$(0.38)

Periods ended December 31, 2003:

		Three Months	Nine Months
Net loss attributable to common stockholders	As reported	$(141,459)	$(1,158,954)
	Pro forma	$(249,089)	$(1,479,979)
Basic and diluted loss per share	As reported	$(0.06)	$(0.51)
	Pro forma	$(0.11)	$(0.66)

The full impact of calculating compensation cost for stock options under SFAS 123 may not be representative of the effects on reported net loss for future periods.

B.                                     LONG-TERM DEBT AND CAPITAL LEASES

On May 11, 2004, the Company refinanced its line of credit and existing term loans with a bank, wherein the line of credit was renewed and the three existing term loans were combined into one term loan.  The line of credit was increased from a maximum of $2,500,000 to $3,000,000 (subject to a limit of 80% of eligible accounts receivable), has an interest rate equal to the bank’s prime rate (5.25% at December 31, 2004) plus 1%, has a two-year term, and provides for annual extension subject to the approval of the bank.  The line of credit terms also contain an annual commitment fee of 0.75%.  The new term loan for $750,000 includes the repayment of the three existing term loans plus $316,140 in additional equipment financing.  The terms of this loan include a 1.0% commitment fee, an interest rate of 7.4%, monthly payments of $23,260 including interest, and a term of three years.

The Company also has a commitment from the bank for a term loan of up to $1,500,000 for future equipment financing.  The Company may take advances on this loan in a minimum amount of $100,000 through March 31, 2005. The underlying term loans have a term of three years, require monthly principal and interest payments, have a fixed interest rate determined at the date of the advance based on the three-year U.S. Treasury Bond rate plus 4.5%, and have a commitment fee of 1%.  During the nine months ended December 31, 2004, the Company was advanced $533,439 under this term loan.

During the nine months ended December 31, 2004, the Company purchased $157,136 of software under a note payable.  The note calls for quarterly payments of $13,773 through April 2007.

C.                                     COMMON STOCK

Nine months ended December 31, 2004

During the nine months ended December 31, 2004, options to purchase 166,815 shares of common stock were exercised and 22,565 shares of common stock were purchased by employees under the Company’s Employee Stock Purchase Plan.

During the nine months ended December 31, 2004, warrants to purchase 204,250 shares of common stock were exercised under cashless provisions of the underlying warrant agreements, resulting in the Company issuing 167,853 shares of common stock.  In addition, during the same period warrants to purchase 50,000 shares of common stock were exercised at a total price of $88,125.

On April 23, 2003, the Company’s Board of Directors approved an employee stock option exchange program (the “Exchange Program”), pursuant to which the Company granted options to purchase 313,592 shares of the Company’s common stock at an exercise price of $1.60 per share in exchange for options to purchase 377,342 shares of the Company’s common stock at exercise prices in excess of $2.00 per share.  The new options issued under the Exchange Program are subject to variable plan accounting in accordance with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (“Interpretation 44”).  Under variable plan accounting, the Company is required to recognize compensation expense (benefit) in its consolidated statements of operations for any change in the intrinsic value of the options.  The intrinsic value of the repriced options is based on the market price of the Company’s common stock and is calculated as the difference between the fair market value of the common stock and $1.60 (the market price at April 23, 2003, which was the effective date of the exchange).  This compensation adjustment must be recorded on a quarterly basis until the new options issued under the

Exchange Program are exercised, forfeited or expire unexercised.  During the nine months ended December 31, 2004, the Company recorded $235,355 of stock-based compensation benefit for these options since the value of the Company’s common stock decreased between March 31, 2004 and December 31, 2004.

The impact of the new options issued under the Exchange Program on the Company’s consolidated financial statements will depend on quarterly fluctuations in the price of the Company’s common stock and the dates of exercises, forfeitures or cancellations of the new options.  Moreover, because the precise amount of compensation expense will depend on the market price of the Company’s common stock at the end of each quarterly period, the Company will not be able to forecast in advance the amount of compensation expense (benefit) related to these options that it will incur in any future period.  As of December 31, 2004, options to purchase 119,639 shares of common stock remained outstanding under the Exchange Program.

In January 2004, the Company entered into a consulting agreement with terms that required the Company to issue the consultant warrants to purchase 5,000 shares of common stock each month.  As of December 31, 2004 warrants to purchase 60,000 shares of common stock were outstanding under this agreement, of which, warrants to purchase 45,000 shares of common stock were issued during the nine months ended December 31, 2004. The warrants vest 25% every three months from the date of issuance, have a term of three and one-half years, and have an exercise price of $3.00 per share.  During the nine months ended December 31, 2004, the Company recorded $239,558 of expense for the value of these warrants issued during the nine-month period.  No further warrants will be issued under this agreement as the agreement has been terminated.

Effective May 21, 2004, the Company’s board of directors modified certain warrants to extend the expiration date from May 31, 2004 to August 31, 2004.  The value of this warrant modification, as determined using the Black-Scholes valuation model, was $37,875 (which is the difference between the value of the original warrants immediately prior to the modification and the value of the extended warrants).  In connection with this modification, the warrant holders did not provide any additional stated or unstated rights, privileges, or agreements to the Company. Accordingly, this transaction has been reflected as a “deemed dividend as a result of warrant modification” on the accompanying statement of operations and in determining net loss attributable to common stockholders.  All of these warrants have since expired.

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

During the nine months ended December 31, 2003, the Company recorded $324,747 of stock-based compensation for options under the above-mentioned Exchange Program.

D.                                    LOSS PER SHARE

Loss per share is computed in accordance with Financial Accounting Standards Board Standard 128, Earnings Per Share.  Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period.  Diluted income or loss per share reflects the potential dilution that could occur from shares of common stock issuable through stock options, warrants and other convertible securities, if dilutive.  Options and warrants to purchase 224,007 and 304,972 shares of common stock, respectively, have not been included in the calculation of diluted common stock outstanding for the three and nine-months periods ended December 31, 2004, because to do so would be anti-dilutive.  Options and warrants to purchase 355,718 and 192,809 shares of common stock, respectively, have not been included in the calculation of diluted common stock outstanding for the three and nine-month periods ended December 31, 2003, because to do so would be anti-dilutive.  Shares issuable pursuant to convertible debentures (293,889 shares as of December 31, 2003) have not been included in the calculations of diluted common stock outstanding for the three and nine-month periods ended December 31, 2003, as to do so would be anti-dilutive.

The following tables set forth the computation of basic and diluted loss per share for the three and nine-month periods ended December 31, 2004 and December 31, 2003:

	Three Months Ended
	December 31, 2004	December 31, 2003

Net loss attributable to common stockholders	$(298,400)	$(141,459)
Denominator for basic and diluted net loss per share -weighted average shares	3,807,873	2,372,232

Basic and diluted net loss per share	$(0.08)	$(0.06)

	Nine Months Ended
	December 31, 2004	December 31, 2003

Net loss attributable to common stockholders	$(1,045,834)	$(1,158,954)
Denominator for basic and diluted net loss per share -weighted average shares	3,722,628	2,258,541

Basic and diluted net loss per share	$(0.28)	$(0.51)

E.                                      BUSINESS ACQUISITION

Effective October 1, 2004, the Company, through its wholly-owned subsidiary, Xtrasource Acquisition, Inc. (“Acquisition”), acquired substantially all of the assets of Xtrasource, Inc. (“Xtrasource”), a non-affiliated, privately-held Delaware corporation with approximately $10 million in annual sales.  Acquisition agreed to pay the former owners of Xtrasource a quarterly contingent earnout of 30% of earnings before interest, taxes, depreciation and amortization (“Earnout”) for the quarterly periods between the closing and September 30, 2009 (with a maximum aggregate cap of $6.5 million).  Earnout payments are subject to various reduction and offset rights including, but not limited to, reductions for debt payments (to secured and unsecured creditors) and working capital deficiencies.  Acquisition has granted the former owners of Xtrasource a line of credit of no more than $200,000 to enable Xtrasource to pay costs and expenses associated with closing its Brazilian subsidiary, which Acquisition did not acquire (nor assume its liabilities), and for ordinary course expenses related to the transaction.  Amounts drawn on the line of credit will be deducted from Earnout payments.  The Company’s consolidated operating results contain the operating results of the acquired business from October 1, 2004 through December 31, 2004.

The acquired assets consist of call center operations with facilities in the United States, the Netherlands and France that offer integrated customer solutions, including help desk, technical assistance, and live web chat.  The purchase of Xtrasource provides the Company with a larger geographic footprint and additional language skills to enhance customer service.  The purchase also allows the Company to broaden its product offerings.  The purchase was accounted for as follows:

Assets acquired:
Receivables, net	$1,835,911
Property and equipment	201,810
Other assets, including $1,088,938 of intangibles	1,413,296
Total assets acquired	3,451,017
Liabilities assumed:
Accounts payable	1,030,978
Accrued contingent consideration	655,590
Long-term debt and capital lease obligations	51,680
Other liabilities, including $65,000 of accrued purchase liabilities	840,548
Net cash paid	$872,221

The intangible assets acquired consist primarily of the Xtrasource assigned customer contracts and customer base.  These intangible assets are being amortized over the expected useful life of five years.  As of December 31, 2004, the Company’s intangible assets consist entirely of the intangible assets acquired through this transaction.  The carrying value of intangible assets at December 31, 2004 totaled $1,034,491, net of $54,447 of accumulated amortization.

The accrued contingent consideration represents the Company’s estimate of the Earnout liability.  This estimate is based on the Company’s forecasts of Xtrasource’s earnings through September 2009.  The actual amounts eventually paid for the Earnout could differ materially from management’s estimate.

F.                                      GEOGRAPHIC INFORMATION

The following geographic area data includes net revenue and long-lived assets based on physical location:

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2004	2003	2004	2003
Revenue:
United States	$7,865,000	$5,200,000	$20,601,000	$13,440,000
Europe	2,182,000	—	2,182,000	—
Consolidated total	$10,047,000	$5,200,000	$22,783,000	$13,440,000

Long-lived assets:
United States	$4,775,000	$4,353,000	$4,775,000	$4,353,000
Europe	1,136,000	—	1,136,000	—
Consolidated total	$5,911,000	$4,353,000	$5,911,000	$4,353,000

G.                                     INCOME TAXES

Income tax expense for the three and nine-month periods ended December 31, 2004 consists of the provision for income taxes on the Company’s European operations that were acquired through the Xtrasource acquisition.  Even though the Company had a consolidated net loss for the three and nine months ended December 31, 2004, the Company’s operations are located in different tax jurisdictions and may require the payment of income taxes in specific jurisdictions when operations in those jurisdictions are profitable.

H.                                    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS 123R which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. The Company is required to adopt the accounting provisions of SFAS 123R for reporting periods beginning after December 15, 2005.  The Company’s pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition under SFAS 123R.  Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, management is evaluating the requirements under SFAS 123R and expects the adoption could have a significant impact on Company’s consolidated statements of operations and net income/loss per share.

Item 2.  Management’s Discussion and Analysis or Plan of Operations.

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

Overview

Sento Corporation (“Sento,” “we,” “us” or the “Company”) is a right-channeling solutions leader, delivering a successful customer service and technical support experience through multi-channel interactions, contact center management expertise and professional services focused on business process management.  Through Sento’s Customer Choice Platformtm, an integrated suite of multi-channel CRM technologies, customers are given a choice of self-service and assisted-service options - via web, e-mail, chat, and phone - for increased customer satisfaction with dramatic cost savings to Sento’s clients.  Our professional services are provided across telephony and internet support channels by enhancing and customizing integrated technology solutions for our clients.  Sento provides multi-channel support in 18 languages.  We are primarily focused on the following vertical markets: e-commerce, insurance, consumer electronics and peripherals, computers and peripherals, software, and health care.  We conduct our business operations through Sento and our wholly-owned subsidiaries, Sento Technical Services Corporation and Xtrasource Acquisitions Inc.

We believe that a significant issue currently facing our company relates to the variable pricing of a number of our outstanding employee stock options.  In April 2003, we repriced the majority of the then outstanding employee stock options to the then current market price of $1.60 per share.  This repricing was done to give our employees incentive to grow revenues and improve profitability, with the objective of increasing stockholder value.  We believe this repricing contributed in a large part to our improved operating results during the fiscal year ended March 31, 2004.  Under accounting principles generally accepted in the United States (“GAAP”), we are required to “mark to market” these employee options, by adjusting the non-cash compensation expense we record on these stock options on a quarterly basis until they are exercised, forfeited or expire. This non-cash expense is calculated by multiplying the number of currently exercisable options by the amount that the current market price of our common stock is above the exercise price of $1.60 per share, less any amounts previously recorded as expense for vested shares.  Thus, in a period of increasing stock prices we may record a significant amount of non-cash compensation expense.  Conversely, if our stock price falls in a future period, we may subsequently reverse a portion of the expense previously recognized with respect to stock options that remain outstanding.  These periodic adjustments of our non-cash compensation expense may result in significant volatility in the results of our operations.  During the three and nine months ended December 31, 2004, we recognized non-cash compensation benefits of $68,974 and $235,355, respectively.  During the three and nine months ended December 31, 2003, we recognized non-cash compensation expense of $275,189 and $324,747, respectively.  These non-cash benefits and expense charges reflect adjustments to the value of the options due to the changes in market price of our common stock above the exercise price of $1.60 per share.  See Note C to our unaudited condensed consolidated financial statements.

Because the actual amount of compensation expense we will recognize with respect to outstanding stock options will depend on the market price of our common stock at the end of each quarterly period and the timing of exercise, forfeiture or expiration of outstanding options, we are not able to forecast the amount of non-cash compensation expense related to these stock options that we may incur in any future period.

Pursuant to a consulting agreement with Remsen Funding Corporation of New York (“Remsen”), we  agreed to issue to Remsen, as partial consideration for consulting services, a warrant to purchase 5,000 shares of our common stock each month during the term of the agreement.  Through October 31, 2004, we issued to Remsen warrants to purchase 60,000 shares of common stock.  The warrants permit the holder to acquire shares of common stock at an exercise price of $3.00 per share at any time prior to the date that is three and one-half years after the date of issuance.  Each warrant vests with respect to 25% of the shares subject thereto on the first day of each calendar quarter following its issuance.  The warrants also include a net exercise provision and anti-dilution provisions pursuant to which the exercise price and number of shares issuable thereunder will be adjusted proportionately in the event of a stock split, stock dividend, recapitalization or similar transaction.  We also have granted the warrant holder piggyback registration rights with respect to any registration (other than on Form S-4 or Form S-8) that permits the registration of secondary sales.  This agreement was terminated October 31, 2004.

We have recognized expense based on the fair value of the warrants over the period which the consulting services were provided.

Effective May 21, 2004, our board of directors modified certain warrants to extend the expiration date from May 31, 2004 to August 31, 2004.  The value of this warrant modification, as determined using the Black-Scholes valuation model, was $37,875 (which is the difference between the value of the original warrants immediately prior to the modification and the value of the extended warrants).  In connection with this modification, the warrant holders did not provide to us any additional stated or unstated rights, privileges, or agreements. Accordingly, this transaction has been reflected as a “deemed dividend as a result of warrant modification” on our accompanying statement of operations and in determining net loss attributable to common stockholders.

Effective October 1, 2004, through our wholly-owned subsidiary, Xtrasource Acquisition, Inc., we acquired substantially all of the assets of Xtrasource, Inc. (“Xtrasource”), a non-affiliated, privately-held Delaware corporation with approximately $10 million in annual sales.  We have agreed to pay the previous owners of Xtrasource a quarterly contingent earnout of 30% of earnings before interest, taxes, depreciation and amortization (the “Earnout”) for the quarterly periods between the closing and September 30, 2009 (with a maximum cap of $6.5 million).  Earnout payments are subject to various reduction and offset rights including, but not limited to, reductions for debt payments (to secured and unsecured creditors) and working capital deficiencies.  We granted the previous owners of Xtrasource a line of credit of no more than $200,000 to enable Xtrasource to pay costs and expenses associated with closing its Brazilian subsidiary, which we did not acquire (nor assumed its liabilities), and for ordinary course expenses related to the transaction.  Amounts drawn on the line of credit will be deducted from Earnout payments.  Our consolidated operating results contain the operating results of the acquired business from October 1, 2004 through December 31, 2004.

On January 27, 2005, we announced our intentions to consolidate our Utah call center operations from three centers into one primary super-center.  We anticipate this move to happen over our two fiscal quarters ending March 31 and June 30, 2005.  We believe we will be able to increase our efficiencies through this initiative and reduce the cost of providing our services over the long-term.  However, we anticipate that we will incur moving costs of approximately $100,000 and the probable write-down of property and equipment that will not be needed after the move of approximately $300,000.  In addition, we anticipate that we will accrue rent expense for the remaining lease term on the vacated centers (approximately $230,000) once we cease use of those centers.  The anticipated charges discussed above will have a negative impact on our operations during the quarters ending March 31, and June 30, 2005.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to our Consolidated Financial Statements included in our Annual Report on Form 10-KSB for the year ended March 31, 2004, as amended. Those financial statements were prepared in accordance with accounting principles generally accepted in the United States.  Included within these policies are our “critical accounting policies.”  Critical accounting policies are those policies that are most important to the preparation of our condensed consolidated financial statements and require management’s subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain.  Our critical accounting policies relate to revenue recognition, credit risk and stock-based compensation.  The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties, and as a result, actual results will differ, and could differ materially, from such estimates.

The development and selection of these critical accounting policies have been discussed, and are reviewed each quarter, with the Audit Committee of our Board of Directors.

Revenue Recognition. Revenue is recognized when persuasive evidence of an arrangement exists, delivery of services has occurred, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured.  We generate revenue by delivering technical assistance to users of our clients’ products through the use of live chat, Web collaboration, e-mail and telephone interactions.  We recognize revenues as services are provided, according to the terms of the underlying agreement with our clients which specify how the client will be charged, generally based on a monthly, hourly, per-minute or per-call rate.  We also provide licenses to a limited number of our clients for the use of our customer contact software tools that we host.  In these arrangements, we charge our client a monthly fee based on the number of users.  Revenue under those arrangements is recognized as the service is provided.

Revenues generated from professional and consulting services are recognized as the service is provided, based on time and materials incurred at contractually agreed upon rates.

Credit Risk. We have established an allowance for doubtful accounts to reserve for uncollectible accounts receivable.  Each quarter we review the receivables on an account-by-account basis and determine the probability of collection.  Management judgment is used in determining the probability of collection. Factors we consider in making this judgment are the age of the receivable, the financial resources of our clients, previous client history and recent client communications.  With the exception of a specific reserve of $475,000 for amounts due from a financially distressed customer that we recorded in December 2004, our credit losses have generally been within our expectations.  However, there can be no assurance that our future credit losses will be within our expectations.  In addition, our revenues and accounts receivable are concentrated in a relatively few number of customers.  A significant change in the liquidity or financial position of any one of these customers or a further deterioration in the economic environment, in general, could have an adverse impact on the collectability of our accounts receivable and our future operating results.

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

In December 2004, the FASB issued SFAS 123R which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. We are required to adopt the accounting provisions of SFAS 123R for reporting periods beginning after December 15, 2005.  Our pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition under SFAS 123R.  Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expects the adoption could have a significant impact on our consolidated statements of operations and net income/loss per share.

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

Results of Operations

Three months ended December 31, 2004 compared to three months ended December 31, 2003

Revenues.  Our revenues increased 93%, or $4,847,000, from $5,200,000 for the three months ended December 31, 2003 to $10,047,000 for the three months ended December 31, 2004.  The primary reasons for the increase was $2,616,000 of revenue generated from the operations we acquired from Xtrasource and a 43% increase in business primarily from existing customers.

Cost of Sales.  Our cost of sales increased $3,834,000, or 91%, from $4,192,000 for the three months ended December 31, 2003 to $8,026,000 for the three months ended December 31, 2004.  This increase in cost of sales was primarily a result of increased business as discussed in the revenue section above.  Our gross profit as a percentage of sales increased slightly from 19% for the three months ended December 31, 2003 to 20% for the three months ended December 31, 2004.  Efficiencies we realized from better utilization of our capacity were adversely impacted by upfront training and labor costs of approximately $127,000, associated with the increase in business as customer service agents are trained for the specific requirements of each new customer.

Product Development.  We spent $62,000 in product development during the three months ended December 31, 2004.  We believe that this product development is necessary for anticipated new business and to enhance our product offerings.  We incurred no significant product development costs during the three months ended December 31, 2003.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses increased by 121%, or $891,000, from $738,000 for the three months ended December 31, 2003 to $1,629,000 for the three months ended December 31, 2004.  This increase was primarily due to the acquisition of Xtrasource and an increase in costs we incurred to respond to the 43% increase in business from our existing operations.  However, as a percentage of revenue, our selling, general and administrative expenses remained consistent at 16% of revenue during the three months ended December 31, 2004, when compared to 15% of revenue during the three months ended December 31, 2003.

Stock-Based Compensation.  In April 2003, our Board of Directors approved an employee stock option exchange program.  Under this program, options to purchase 377,342 shares of common stock with exercise prices above $2.00 per share were exchanged for options to purchase 313,592 shares of common stock at an exercise price equal to the then current market price of $1.60.  This exchange program was considered to be an effective “repricing” of stock options, which requires us to adjust the amount of compensation expense we recognize each quarter until the stock options are exercised, forfeited or expire (see Note C to our unaudited condensed consolidated financial statements).  The cumulative amount of this charge is calculated by multiplying the exercisable number of options as of the applicable measurement date by the difference between the market price of the stock on such date and the exercise price of $1.60, less any amounts previously recognized.

During the three months ended December 31, 2004 we recorded a non-cash stock-based compensation benefit of $69,000, a $344,000 change from $275,000 of non-cash stock-based compensation expense that we recorded during the three months ended December 31, 2003.  This increase was primarily a result of changes in vested and unexercised options under the exchange program and fluctuations in the market value of our common stock.

The market value of our common stock has fluctuated from $1.60 at April 23, 2003, the date of the exchange program approval, to $12.35 as of March 31, 2004, and to $4.90 as of December 31, 2004. Due to the price volatility of our common stock and the inability to predict when and how many stock options will be exercised or cancelled, we cannot project the impact of options under this exchange program on future quarters.

Specific reserve for doubtful account.  In December, 2004, we determined it was necessary to record a one-time charge of $475,000 to increase our bad debt reserves for a financially distressed client.  The client incurred difficulties obtaining financing needed to fund an aggressive growth strategy causing us to believe that it is likely the client will not be able to pay its obligation.  We recorded no such reserve during the three months ended December 31, 2003.  We accrue provisions for bad debts during the ordinary course of business when events or circumstances indicate that a receivable may not be collectible.  These general provisions are included in selling, general and administrative expenses for the three months ended December 31, 2004 and 2003.

Amortization of intangible assets.  Effective October 1, 2004, we acquired substantially all of the assets and operations of Xtrasource.  We allocated the purchase price over the assets acquired, including an allocation of $1,089,000 to intangible assets which primarily represent the acquired customer base and the related assigned contracts.  We have determined that the expected life of these intangible assets is five years and accordingly, we recorded an expense of $54,000 for the amortization of these intangibles during the three months ended December 31, 2004.  There was no comparable expense during the three months ended December 31, 2003.

Non-Cash Charge for Valuation of Warrants.  This expense relates to recognized charges for the value of warrants issued to consultants.  We recognize these costs over the period the consulting services are provided.  This cost was $53,000 for the three months ended December 31, 2004.  There were no warrants issued to or earned by consultants during the three months ended December 31, 2003.

Non-Cash Charge for Valuation of Warrants and Conversion of Debentures (non-operating).  This expense relates to the amortization of debt discount created by allocating a portion of the proceeds received in conjunction with convertible debentures and notes payable financings to warrants issued with the debt.  We amortize these costs over the life of the corresponding debt.  This cost decreased $45,000, or 94%, from $48,000 for the three months ended December 31, 2003 to $3,000 for the three months ended December 31, 2004.  The majority of the costs recorded during the three months ended December 31, 2003 related to the amortization of the debt discount associated with warrants issued in conjunction with convertible debentures.  All of these debentures were converted to common stock during our fiscal year ended March 31, 2004 with all unamortized debt discount associated with these debentures being expensed at the time of conversion.  The costs recorded during the three months ended December 31, 2004 relate to warrants that were issued with our bank financing and are being amortized over the life of the associated debt.

Other income (expense), net.  Other expense, net, was $34,000 for the three months ended December 31, 2004, a $55,000 change from other expense of $89,000 for the three months ended December 31, 2003.  The most significant reason for this change was a decrease in net interest expense as a result of a significant improvement in our cash position and the conversion of debentures.

Income tax expense.  Income tax expense for the three month period ended December 31, 2004 consists of the provision for income taxes for our European operations that were acquired through the Xtrasource acquisition.  Even though we had a consolidated net loss for the three months ended December 31, 2004, our operations are located in different tax jurisdictions and may require the payment of income taxes in specific jurisdictions when operations in those jurisdictions are profitable.

Nine months ended December 31, 2004 compared to Nine months ended December 31, 2003

Revenues.  Our revenues increased 70%, or $9,343,000, from $13,440,000 for the nine months ended December 31, 2003 to $22,783,000 for the nine months ended December 31, 2004.  The primary reasons for the increase were increased business from existing customers and $2,616,000 of revenue generated from the operations we acquired from Xtrasource.

Cost of Sales.  Our cost of sales increased $7,555,000, or 64%, from $11,887,000 for the nine months ended December 31, 2003 to $19,442,000 for the nine months ended December 31, 2004.  This increase in cost of sales was primarily a result of increased business as discussed in the revenue section above.  Our gross profit as a percentage of sales increased from 12% for the nine months ended December 31, 2003 to 15% for the nine months ended December 31, 2004.  This increase was principally a result of better utilization of our capacity.  However, the efficiencies we realized from better utilization of our capacity were adversely impacted by upfront training and labor costs of approximately $261,000, associated with the increase in business volume as customer service agents are trained for the specific requirements of each new customer.

Product Development.  We spent $296,000 in product development during the nine months ended December 31, 2004.  We believe that this product development is necessary for anticipated new business and to enhance our product offerings.  We incurred no significant product development costs during the nine months ended December 31, 2003.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses increased by 68%, or $1,364,000, from $2,003,000 for the nine months ended December 31, 2003 to $3,367,000 for the nine months ended December 31, 2004.  This increase was primarily due to the acquisition of Xtrasource and an increase in costs we incurred to respond to the increase in business from our existing operations.  However, as a percentage of revenue, our selling, general and administrative expenses remained consistent at 15% of revenue during the nine months ended December 31, 2004 and 2003.

Stock-Based Compensation.  In April 2003, our Board of Directors approved an employee stock option exchange program.  Under this program, options to purchase 377,342 shares of common stock with exercise prices above $2.00 per share were exchanged for options to purchase 313,592 shares of common stock at an exercise price equal to the then current market price of $1.60.  This exchange program was considered to be an effective “repricing” of stock options, which requires us to adjust the amount of compensation expense we recognize each quarter until the stock options are exercised, forfeited or expire (see Note C to our unaudited condensed consolidated financial statements).  The cumulative amount of this charge is calculated by multiplying the exercisable number of options as of the applicable measurement date by the difference between the market price of stock on such date and the exercise price of $1.60, less any amounts previously recognized.

During the nine months ended December 31, 2004 we recorded a non-cash stock-based compensation benefit of $235,000, a $560,000 change from $325,000 of non-cash stock-based compensation expense that we recorded during the nine months ended December 31, 2003.  This increase was primarily a result of changes in vested and unexercised options under the exchange program and fluctuations in the market value of our common stock.

The market value of our common stock has fluctuated from $1.60 at April 23, 2003, the date of the exchange program approval, to $12.35 as of March 31, 2004, and to $4.90 as of December 31, 2004. Due to the price volatility of our common stock and the inability to predict when and how many stock options will be exercised or cancelled, we cannot project the impact of options under this exchange program on future quarters.

Specific reserve for doubtful account.  In December, 2004, we determined it was necessary to record a one-time charge of $475,000 to increase our bad debt reserves for a financially distressed client.  The client incurred difficulties obtaining financing needed to fund an aggressive growth strategy causing us to believe that it is likely the client will not be able to pay its obligation.  We recorded no such reserve during the nine months ended December 31, 2003.  We accrue provisions for bad debts during the ordinary course of business when events or circumstances indicate that a receivable may not be collectible.  These provisions are included in selling, general and administrative expenses for the nine months ended December 31, 2004 and 2003.

Amortization of intangible assets.  Effective October 1, 2004, we acquired substantially all of the assets and operations of Xtrasource.  We allocated the purchase price over the assets acquired, including an allocation of $1,089,000 to intangible assets which primarily represent the acquired customer base and the related assigned contracts.  We have determined that the expected life of these intangible assets is five years and accordingly, we recorded an expense of $54,000 for the amortization of these intangibles during the nine months ended December 31, 2004.  There was no comparable expense during the nine months ended December 31, 2003.

Non-Cash Charge for Valuation of Warrants.  This expense relates to recognized charges for the value of warrants issued to consultants.  We recognize these costs over the period the consulting services are provided.  This cost was $240,000 for the nine months ended December 31, 2004.  There were no warrants issued to or earned by consultants during the nine months ended December 31, 2003.

Non-Cash Charge for Valuation of Warrants and Conversion of Debentures (non-operating).  This expense relates to the amortization of debt discount created by allocating a portion of the proceeds received in conjunction with convertible debentures and notes payable financings to warrants issued with the debt.  We amortize these costs over the life of the corresponding debt.  This cost decreased $141,000, or 93%, from $151,000 for the nine months ended December 31, 2003 to $10,000 for the nine months ended December 31, 2004.  The majority of the costs recorded during the nine months ended December 31, 2003 related to the amortization of the debt discount associated with warrants issued in conjunction with convertible debentures.  All of these debentures were converted to common stock during our fiscal year ended March 31, 2004 with all unamortized debt discount associated with these debentures being expensed at the time of conversion.  The costs recorded during the nine months ended December 31, 2004 relate to warrants that were issued with our bank financing and are being amortized over the life of the associated debt.

Other income (expense), net.  Other expense, net, was $63,000 for the nine months ended December 31, 2004, a $171,000 change from other expense of $234,000 for the nine months ended December 31, 2003.  The most significant reason for this change was a decrease in net interest expense as a result of a significant improvement in our cash position and the conversion of debentures.

Income tax expense.  Income tax expense for the nine month period ended December 31, 2004 consists of the provision for income taxes for our European operations that were acquired through the Xtrasource acquisition.  Even though we had a consolidated net loss for the six months ended December 31, 2004, our operations are located in different tax jurisdictions and may require the payment of income taxes in specific jurisdictions when operations in those jurisdictions are profitable.

Liquidity and Capital Resources

Our working capital decreased $1,166,000, or 16%, from $7,199,000 at March 31, 2004 to $6,033,000 at December 31, 2004.  Our change in working capital was primarily the result of a decrease in cash balances of $1,690,000 from $6,568,000 as of March 31, 2004 to $4,878,000 as of December 31, 2004.  The decrease in cash was mainly due to amounts paid for the purchase of the assets and operations of Xtrasource, along with the associated transaction costs and the purchase of property and equipment.

During the nine months ended December 31, 2004, we generated $291,000 of cash from operations. We used $1,105,000 of cash for investing in property, used $872,000 of cash for the acquisition of the assets and operations of Xtrasource, and used $95,000 of cash from financing activities during the nine months ended December 31, 2004.  We also benefited from $91,000 of positive foreign currency translations during the nine months ended December 31, 2004.  The primary reason for the change in the amount of cash generated from operating activities was the timing of cash receipts and payments on working capital balances, such as accounts receivable, accounts payable and accrued liabilities.  Excluding the effects of the Xtrasource acquisition, the net decrease in receivables from March 31, 2004 to December 31, 2004 was $1,144,000. Because our business has historically been seasonal with a significant increase in business in the third and fourth quarters of our fiscal year, accounts receivable have generally been higher at March 31 and decreased in the first and second fiscal quarters as the receivables were collected.  Excluding the effects of the Xtrasource acquisition, there was a net decrease in payables and accrued liabilities from March 31, 2004 to December 31, 2004, also primarily due to decreased business volume caused by the seasonality of our business.  The net decrease in accounts payable and accrued liabilities partially offset the increased cash flow from the collection of receivables.  Included in our cash flow from financing activities is $627,000 in  payments of offering costs relating to our March 2004 private placement that were accrued and unpaid at March 31, 2004.

On May 11, 2004, we refinanced our line of credit and existing term loans with a bank, wherein the line of credit was renewed and the existing three term loans were combined into one term loan.  The agreement also allows us to draw on an additional term loan for up to $1,500,000 of equipment financing.  The line of credit was increased from a maximum of $2,500,000 to $3,000,000 (subject to a limit of 80% of eligible accounts receivable), has an interest rate equal to the sum of the bank’s prime rate (5.25% at December 31, 2004) plus 1%, and provides for annual extensions subject to approval of the bank.  The line of credit terms also contain an annual commitment fee of 0.75%.

The new term loan for $750,000 includes the repayment of the three existing term loans plus $316,140 in additional equipment financing.  The terms of this loan include a 1.0% commitment fee, an interest rate of 7.4%, monthly payments of $23,260 including interest, and a term of three years.  We also have a commitment from the bank for a term loan of up to $1,500,000 for future equipment financing.  During the nine months ended December 31, 2004, we were advanced $533,439 under this loan.  We may take advances on this loan in a minimum amount of $100,000 through March 31, 2005.  The underlying term loans will have a term of three years, require monthly principal and interest payments, will have a fixed interest rate determined at the date of the advance based on the three-year U.S. Treasury Bond rate plus 4.5%.

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

Two clients accounted for approximately 45% of our revenues for the three months ended December 31, 2004.  These two clients accounted for approximately 32% and 13%, respectively, of our revenues for the three months ended December 31, 2004.  For the nine months ended December 31, 2004, two clients accounted for approximately 46% of our revenues.  These two clients accounted for 27% and 19%, respectively, of our revenues for the nine months ended December 31, 2004.  A key client, who accounted for 28% of revenues in fiscal 2002, cancelled its contract with us early in fiscal 2003.  The loss of this client had a significant negative impact on our revenue and profitability in fiscal 2003 and for the first nine months of fiscal 2004, until this business was replaced.

Our clients can generally cancel their contracts on short notice.  It can take a significant amount of time to develop and obtain new clients and retrain employees to replace revenue from a lost client.  Thus, the loss of any of our key clients could have a significant effect on our revenues and profitability.  In addition, our future revenue growth is dependent upon our ability to attract and retain new clients.  While we are actively pursuing new clients, we have no guarantee that we will be successful.

If our clients are not successful, the amount of business that they outsource and the prices that they are willing to pay for such services may be diminished and could reduce our revenues.

Our revenues are dependent on the success of our clients.  If our clients are not successful, the amount of business that they outsource may be diminished.  Thus, although we may have signed contracts, many of which contain minimum revenue commitments, to provide services to our clients, there can be no assurance that the level of revenues to be received from such contracts will meet expectations.  In addition, several clients, particularly in the communications and technology industries, have experienced substantial price competition.  As a result, we may face increasing price pressure from such clients, which could negatively affect our operating performance.

We have a history of losses and may continue to experience losses.

We experienced net losses in four of our last five fiscal years.  For the nine months ended December 31, 2004 and 2003, we had net losses of $(1,008,000) and $(1,159,000), respectively, and we had an accumulated deficit of $(11,488,000) as of December 31, 2004.  We may continue to incur net losses if we lose clients, are unable to attract and retain new clients or do not fully utilize our resources.  We cannot ensure that we will be able to achieve or maintain consistent profitable operations.

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

We rely on third-party software companies for our chat and e-mail applications.

We contract with third-party software companies to provide chat and e-mail tools used with our CRM software, reporting and management services.  If one of these software companies fails in its business efforts, we may lose our access to these software tools.  Our failure to obtain adequate replacement software tools could cause us to experience service delays, interruptions or cancellations.

We are subject to collections risks and may be unable to collect our accounts receivable balances.

We provide unsecured credit terms to our clients.  Based on credit evaluations and other information gathered by our management, we establish credit terms for each client; however, there can be no assurance that our future credit losses will be consistent with management’s expectations.  During December 2004, we recorded a specific reserve of $475,000 for amounts due from a financially distressed client.  We can give no assurance that other clients will not experience similar problems in the future.  A significant change in the liquidity or financial condition of one or more key clients, or a larger number of smaller clients, or further deterioration in the economic environment, in general, could have an adverse impact on the collectability of our accounts receivable and our future operating results.

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

The market price of our common stock has historically been, and we expect it to continue to be, volatile.  This price has ranged between $1.94 and $17.89 in the eighteen-month period ended December 31, 2004.   The market for our common stock has, from time-to-time, experienced extreme price and volume fluctuations, which have often appeared to be unrelated to our operating performance.  Our stock price also has been affected by our own public announcements regarding such things as quarterly earnings, changes in clients, obtaining financing, acquisitions and corporate partnerships.  Consequently, events both within and beyond our control may cause shares of our common stock to lose their value rapidly.

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

We may have difficulties integrating the Xtrasource acquisition.

We have closed an asset purchase agreement with Xtrasource, pursuant to which we acquired substantially all of the assets of Xtrasource.  We may experience difficulties in post-acquisition integration and operation of the acquired assets, including retaining existing clients of Xtrasource.  The integration of Xtrasource will require significant management time and resources.  The diversion of management time and our limited resources could have a material adverse effect on our results of operations or financial condition.

Provisions of our Articles of Incorporation and Bylaws could impair or delay stockholders’ ability to replace or remove our management and could discourage takeover transactions that stockholders might consider to be in their best interests.

Our Articles of Incorporation and Bylaws, the Utah Revised Business Corporation Act, and the Utah Control Shares Acquisition Act each contain certain provisions that may have the effect of inhibiting a non-negotiated merger or other business combination.  Our Articles of Incorporation grant to our Board of Directors the authority, without further action by our shareholders, to fix the rights and preferences of, and issue shares of preferred stock.  These provisions may deter hostile takeovers or delay or prevent changes in control of us or changes in our management, including transactions in which shareholders might otherwise receive a premium for their shares over the then-current market prices.  In addition, these provisions may limit the ability of shareholders to approve transactions that they may deem to be in their best interests.

We have never declared a dividend on our common stock and we do not anticipate paying dividends in the foreseeable future.

No dividends have ever been declared or paid on our common stock.  We intend to retain any future earnings for use in our business and do not anticipate paying any dividends on our common stock in the foreseeable future.

We are susceptible to business and political risks from international operations that could result in reduced revenues or earnings.

We operate businesses in the Netherlands and France along with an outsourcing arrangement  with a company in India. In connection with its strategy, we plan to capture more revenue relating to these operations.  Additionally, there is increasing demand for offshore customer management outsourcing capacity from North American companies.  Expansion of our existing international operations will require management attention and financial resources. In addition, there are certain risks inherent in conducting business internationally including: exposure to currency fluctuations, longer payment cycles, greater difficulties in accounts receivable collection, difficulties in complying with a variety of foreign laws, unexpected changes in legal or regulatory requirements, difficulties in staffing and managing foreign operations, political instability and potentially adverse tax consequences. To the extent that we do not manage our international operations successfully, our business could be adversely affected and its revenues and/or earnings could be reduced.

In addition, there has been political discussion and debate related to worldwide competitive sourcing, particularly from the United States to offshore locations. There is proposed federal and state legislation currently pending related to this issue. It is too early to determine if there would be any impact; however, future legislation, if enacted, could have an adverse effect on our results of operations and financial condition.

Our operating results are impacted by the Euro to US dollar exchange rate.

We serve some of our customer management clients using contact center capacity in Europe. The revenue and costs associated with these operations are typically priced in Euros, which represents a foreign exchange exposure to us. As the U.S. dollar weakened during 2003 and the first nine months of 2004, the operating results of these contact centers, once translated into U.S. dollars, increased in comparison to prior years. As the Euro exchange rate continues to change, our operating results will be impacted.

Item 3.   Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures, as of December 31, 2004. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.  Our management, including our Chief Executive Officer and Chief Financial Officer, also supervised and participated in an evaluation of any changes in internal controls as of the end of the period covered by this report and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  Based on that evaluation, our executive management, including our Chief Executive Officer and our Chief Financial Officer, concluded that there had been no changes to our internal controls that would have had a material affect over the financial reporting for the quarter ending December 31, 2004.

PART II.                                                 OTHER INFORMATION

Item 2.             Changes in Securities and Small Business Issuer Purchases of Equity Securities

During the nine months ended December 31, 2004, warrants to purchase 204,250 shares of common stock were exercised under cashless provisions of the underlying warrant agreements resulting in Sento issuing 167,853 shares of common stock.  In addition, warrants to purchase 50,000 shares of common stock were exercised at a total price of $88,125.

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

Item 4.             Submission of Matters to Vote of Security Holders

On October 20, 2004, we held our annual meeting of shareholders (the “Annual Meeting”).  At the Annual Meeting, four matters were submitted to shareholders for consideration and approval.  Those matters, together with the voting results for each matter, are described in the following paragraphs.

1.               Five directors were elected to serve until our 2005 Annual Meeting of Shareholders.  The directors elected, together with votes received are: Patrick F. O’Neal 2,683,319 votes; Kim A. Cooper 2,859,538 votes; Eric Olafson 2,862,216 votes; Phillip J. Windley 2,863,891 votes; and C. Lloyd Mahaffey 2,863,216 votes.

2.               Our shareholders approved a proposal to ratify an amendment to the Sento Corporation 1999 Omnibus Stock Incentive Plan to increase the number of shares of common stock available for issuance under the plan from 875,000 to 1,025,000.  With respect to this proposal, there were 563,975 shares voted in favor of the proposal, 245,082 shares voted against the proposal, 2,563 shares abstained from the proposal and 2,067,296 shares were un-voted.

3.               Our shareholders approved a proposal to ratify an amendment to the Sento Corporation Amended 1996 Employee Stock Purchase Plan to increase the number of shares of common stock available for issuance under the plan from 125,000 to 175,000.  With respect to this proposal, there were 760,301 shares voted in favor of the proposal, 45,157 shares voted against the proposal, 6,162 shares abstained from the proposal and 2,067,296 shares were un-voted.

4.               Our shareholders approved a proposal to ratify the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending March 31, 2005.  With respect to this proposal, there were 2,865,013 shares voted in favor of the proposal, 8,543 shares voted against the proposal, and 5,360 shares abstained.

Item 6.             Exhibits

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

Dated February 14, 2005.