Form 10KSB
period 2005-03-31
SENTO CORP
filed 2005-06-29
CIK 4317

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2005 or
☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

Sento Corporation
(Name of small business issuer in its charter)

Utah	000-06425	87-0284979
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)
420 East South Temple, Suite 400 Salt Lake City, Utah 84111
(Address of principal executive offices, including zip code)

Issuer's telephone number, including area code: (801) 431-9200

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $.25 par value

        Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒        No ☐

        Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

        State Issuer's revenues for its most recent fiscal year: $31,785,561

        The aggregate market value of the Common Stock held by non-affiliates of the issuer, based upon the closing sale price of the Common Stock reported by the NASDAQ SmallCap Market on May 31, 2005, was approximately $8,386,000.

        The number of shares of Common Stock outstanding as of May 31, 2005 was 3,783,567.

DOCUMENTS INCORPORATED BY REFERENCE

None

        Transitional Small Business Disclosure Format (check one): Yes ☐        No ☒

i

Special Note Regarding Forward-Looking Statements

        This Annual Report on Form 10-KSB (this "Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements can be identified by the use of forward-looking words such as "anticipate," "estimate," "project," "likely," "believe," "intend," "expect" or similar words. These statements relate to our, and, in some cases, our clients' or business partners', future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. All forward-looking statements included in this Report are made as of the date hereof, based on information available to us as of such date, and we assume no obligation to update any forward-looking statement. It is important to note that such statements may not prove to be accurate and that our actual results and future events will differ, and could differ materially, from those anticipated in such statements. Among the factors that could cause actual results to differ materially from our Company's expectations are those described under Item 1. "Description of Business—Factors that May Affect Future Results." Readers are also encouraged to review our other filings with the Securities and Exchange Commission (the "Commission") describing other factors that may affect our future results. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section and other factors included elsewhere in this Report.

PART I

Item 1. Description of Business.

General Overview

        Sento Corporation ("Sento," the "Company" or "we") is a global provider of call and contact center solutions for customer acquisition, customer service, service intervention and technical support. We use modern customer contact centers, coupled with our state-of-the-art proprietary software systems (the "Customer Choice PlatformSM" or "CCP"), to provide domestic and international support services and technology solutions to our primary target markets consisting of either: (1) smaller to mid-sized companies that are outsourcing customer and technical support for the first time or seeking to continue outsourcing with a new vendor or combination of vendors; or (2) larger companies which may have already made the decision to outsource and are interested in deploying our Right Channeling and other unique offerings.

        The Customer Choice PlatformSM is made up of multiple components. Each of these components integrates diverse tools, technologies and services such that both client data and client interfaces are rolled up into a single customer view. Through these CCP components, clients are afforded toolset choices, customers are provided interaction channel choices, and agents are afforded a single view for both the client and customer.

        Our proprietary customer relationship management ("CRM") software, known as "ReciteSM" and other reporting and management tools, when integrated with communications points such as telephone, internet, chat, email, call-back, and self-help, provide solutions designed to help our clients reduce costs and improve customer satisfaction.

        By outsourcing customer care, customer acquisition, technical support or help-desk solutions to us, our clients can focus on their core businesses. The staffing, operation and management of efficient and cost-effective customer contact centers and the related technology are becoming more and more specialized, a business unto itself, and very different from the core business of most of our clients. The engagement of an outsourced customer contact service offers our clients the opportunity to focus their limited human and financial resources on lowering operating costs, reducing unnecessary capital expenditures, and other core objectives. We believe that the factors motivating organizations to outsource customer contact services are the desires to provide better customer satisfaction, reduce costs, lower headcount and focus these human and financial resources on core business functions. Organizations are finding it increasingly difficult and expensive to service their non-core needs internally. As a result, outsourcing continues to gain favor across the business spectrum. Many business analysts believe this trend will continue to grow as technology becomes more complex and expensive and clients allocate their resources in the most cost-effective manner possible.

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

        In 1997 and 1998, we undertook a strategic transition to focus our efforts on customer contact solutions. We designed and engaged a third party to construct a new generation customer contact facility ("Customer Contact Solutions Center" or "CCSC") in American Fork, Utah. Subsequently, we designed and engaged a third party to construct four additional Customer Contact Solutions Centers, two of which are in Utah and two of which are in Wyoming. One of our Wyoming CCSC is not currently in use and is available for subletting. We also are in the process of consolidating the three Utah facilities into one supercenter. In addition, through contractual relationships, we have arranged for the use of a CCSC in Delhi, India.

        Effective October 1, 2004, we acquired substantially all of the assets of Xtrasource, Inc. ("Xtrasource"), a non-affiliated, privately-held Delaware corporation. The acquired assets consist of call center operations with facilities in the United States, the Netherlands and France that offer integrated customer solutions, including help desk, technical assistance, and live web chat.

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

        Many senior executives and managers recognize the importance of information technology in their organizations and the potential benefits of improved customer service. At the same time, technological changes and the costs and time associated with implementing and using current solutions create tremendous pressure on organizations and their management. As the pace of technological advancement accelerates, an organization's ability to evaluate, design, integrate, deploy, and leverage new technology becomes a critical competitive issue.

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

        The challenge of maintaining an organization's focus on core business areas while attempting to recognize and benefit from rapid changes has prompted more and more organizations to seek outsourced customer contact center solutions. Organizations lacking this experience and know-how are finding it increasingly difficult and expensive to service all their customer contact needs in-house. As a result, "outsourcing" continues to gain favor across the business spectrum.

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

        Our business strategy is based on the following strategic initiatives:

        Customer Choice PlatformSM Technology Suite.    Our proprietary software suite allows customers to choose between self-help, chat, email, phone and fee-based phone services to solve their issues and is designed to enable our clients, partners, and other service providers serving the same client to work from a proven unified software platform regardless of whether they are in the U.S. or in an offshore location. This technology suite, developed and hosted by us, provides a single repository for data entered from disparate locations and systems. Our technology suite facilitates seamless tracking of customer interactions throughout all touch points. Our customer relationship management software gathers information from every phone call, chat, email and self-help transaction connected to our technology suite, regardless of the service provider.

        Consulting.    The first step for most of our clients toward decreasing costs and improving efficiencies and customer satisfaction is the utilization of our consulting services, which we offer to our clients to better design and implement solutions to meet their needs. This service is typically offered as part of the ongoing customer contract services we provide. We focus on both macro and micro level processes and methodology. On the macro level, we work closely with clients to understand business needs and goals. We then develop appropriate strategies and processes, often by implementing our Customer Choice PlatformSM, which incorporates self-help, chat, email, phone, and fee-based phone services. On the micro level, we incorporate contact blue printing that analyzes all aspects of customer contacts including system interactions, as well as developing appropriate customer satisfaction/feedback methods.

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

        We have assisted many of our clients in deflecting expensive phone interactions to more cost-effective Web solutions while maintaining the same or higher levels of service and quality. In all cases, we do not eliminate any single form of contact with the customer, but introduce more cost-effective forms and reallocate solutions according to the needs and desires of our clients and their customers. This consultative function is designed to assist our clients in determining the best solution for their customer base. In situations when our clients desire continuing or an increased level of telephone contact with their customers, we provide highly skilled and very personable phone agents to enhance both fee-based and free-phone interactions. In consultation with our clients, we strive to deliver the preferred solution and methodology using a combination of telephone and Web solutions.

        Service InterventionSM — Service InterventionSM is a program that allows clients to avoid costly no fault found service claims and product returns. Our expertise is based upon tens of millions of calls troubleshooting over the past 17 years. Many of our service intervention clients have had no fault service claims and product returns of over 35%. We have been able to intervene on their behalf and phone-fix these problems, thus saving millions of dollars annually.

        Sento Business Intelligence (SBI) — SBI incorporates reporting and analytic tools that enable our clients to view multiple interaction channels with their customers. SBI also allows for data to be fed back into its Right Channeling (described below) workflows to better optimize these flows for each client based on business needs and initiatives.

        Intensive Knowledgebase Architecture, Management and Scoring.    We deliver innovative Web solutions through our proprietary "Customer Choice PlatformSM." This platform provides customers access to highly-effective self-help tools. If a particular issue is not resolved through self-help, customers can then proceed seamlessly to live chat, email, phone, and other live Web services chosen by our clients. This transition to live help is simply an extension of the customer's Customer Choice PlatformSM experience. Our ReciteSM software records and delivers the customer's Web experience (i.e. the "click stream," operating system, browser version, and other important information) to the live agent. This information transfer allows the agent to know immediately which features of the Customer Choice PlatformSM the customer has accessed, and reduces the time to resolution. By monitoring customer activity and analyzing positive behavior, our tools are designed to report and improve the overall customer experience. Our skill and experience in knowledgebase architecture and management allow our clients to deliver information to customers in a timely and cost-efficient fashion. These tools are available to companies for a licensing fee using an application software provider model, even when we are not providing domestic or offshore labor. We currently support 19 languages.

        Capitalize on Technology.    Our Customer Contact Solutions Centers, which incorporate scientific workforce management, proven call center infrastructure and leading-edge solutions, are designed to enable clients to rapidly deploy and quickly capitalize on trends within their customer base. In addition, we use contact center resources in India, on a contract basis.

        Our systems incorporate newer technologies such as Voice over IP and hosted portal services. The integration of these systems provided by companies such as Nortel Networks, Cisco Systems, and AT&T promote high levels of economy and efficiency. Our technology policy requires that infrastructure be fully scalable, meet or exceed customer needs, and provide adequate redundancy and security.

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

        Utilize Global Labor Pools.    We currently own and operate US Customer Contact Centers in Utah, Wyoming, and North Carolina along with centers in the Netherlands and France. In addition, we currently use contact center resources in India on a contract basis. In the past we have operated and/or utilized centers in Scotland, Ireland and South Africa. We have determined that we can, in some instances, gain significant cost savings and/or language capabilities by utilizing non-U.S. labor. We currently contract services from India to handle chat and email transactions. To date, we have generally found the Indian workforce to be highly-educated and possessing above-average writing capabilities.

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

        We strive to achieve these goals by offering two core solutions: Right Channeling for customer acquisition, customer service and technical support and Service InterventionSM. We also offer standard outsourced contact center services, and professional services. Each of these offerings is described below.

        Right Channeling.    Our Right Channeling offering is a multi-channel strategic mix of communications channels, customized for each client based on their needs and industry. The client can "right channel" its customers to particular communications channels, or give the customer the option to choose. The channels include free phone, fee phone, voice self-service, web self-service, chat (proactive and service/support), forums and email.

        We provide clients a robust inventory of tools through web interfaces. Through our Customer Choice PlatformSM, customer specific information is made available to customers. This information provides customers with the option of answering questions and resolving problems without ever going to a live person for assistance. If live assistance is necessary, however, the Customer Choice PlatformSM presents customer information to live contact options (voice, chat, email or forums). The customer then can make an informed choice as to the best possible live contact option for him or her. For our clients, we track customer behavior while on the Customer Choice PlatformSM, which promotes quicker resolution to issues and increases customer satisfaction. The direct result is increased efficiency and overall cost reduction.

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

        In the case of fee-based solutions, we currently invoice our clients' customers directly using a credit card or 900-number billing system (customers receive an invoice on their telephone bills). In the case of credit card billing, funds are deposited directly into the clients' merchant accounts. In some cases the revenue generated from these fee-based calls pays for a significant portion of the total cost of providing support. We believe that this option will achieve greater acceptance as clients recognize that significant revenues to offset support costs can be generated from a very small number of transactions and that the customer has made an informed decision to choose this option.

        Service InterventionSM.    Our acquisition of Xtrasource has allowed us to offer Service InterventionSM to our clients. Unnecessary service claims and product returns can cost our clients millions of dollars per year. Our Service InterventionSM offering reduces unnecessary service claims and product returns and stems from the unique and deep expertise that Xtrasource has accumulated over 17 years of experience in consumer electronics ("CE"). Among other capabilities, Xtrasource possessed valuable expertise supporting the installation and operation of universal remote controls. We believe the expertise we acquired from Xtrasource gives us a unique understanding of CE device operation and integration and enables us to troubleshoot many CE devices.

        Contact Center Solutions.    We offer onshore and offshore contact center facilities for outsourced customer care, including three domestic locations (2,700 seats total, 3-shift capacity, all web enabled), two European locations and a contractual relationship in India (1,600 seats total). We offer customer support in 19 languages.

        We offer a broad range of customer contact outsourcing services, consisting principally of customer acquisition, sales, customer care, helpdesk, technical support, and the development and implementation of Web strategies to induce customers to use Web services. We use advanced systems, including web-enabled databases and reporting systems, Internet, local area networks, multi-user systems, Computer-Telephony Integration, CRM, and Integrated Voice Response ("IVR") technologies, to provide prompt and accurate support while reducing the technology, personnel, and management expenses incurred by our clients.

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

        Professional Services.    As part of extending our Right Channeling expertise, we provide a level of upfront and ongoing consulting and professional services. These services span a number of areas of the organization, including operations, project management, development and web content management.

        International Operations.    Our clients and Sento both benefit by distributing some or all customer contacts to offshore locations. Through our acquisition of Xtrasource, we are providing our services in the Netherlands and France. We also have contracted with a third-party service provider in India to deliver of some of our chat and e-mail services, and have previously conducted operations through alliances in other offshore locations. These offshore locations can successfully handle a mix of voice, chat, and email transactions. We are currently evaluating the possibility of utilizing other offshore locations. These international operations provide our clients with more choices and greater control of their customer relationships. We believe offshore contact sites will help us to achieve levels of profitability that could be more difficult to realize in a large domestic urban area.

Significant Clients

        Two clients accounted for approximately 46% of our revenues for the year ended March 31, 2005. These two clients accounted for approximately 28%, and 18%, respectively, of our revenues for fiscal 2005. For fiscal 2004, two clients accounted for approximately 47% of our revenues. These two clients accounted for approximately 29% and 18% of revenues for fiscal 2004.

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

Competition

        The contact center industry is highly competitive, global in scope, and comprised of myriad enterprises and individuals. Methods of competition within the industry include, but are not limited to, marketing, product performance, price, product differentiation, service, technology, and compliance with industry standards. We anticipate that present and potential competition in the various markets we serve will come from enterprises and individuals of various types, many of which will likely be larger and will have greater resources. Companies not now in direct competition with us may introduce competing products in the future. It is possible for companies to be at various times competitors, customers, and collaborators in different markets. We believe that implementation of our strategy and methodology of delivering integrated contact center solutions, powered by the Web, constitutes a competitive advantage for higher margin business.

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

Patents and Proprietary Technology

        We do not own any patents nor have we submitted any patent applications relating to our products. We have a limited number of copyrights and have obtained licenses to create derivative works relative to copyrights owned by third parties. The ownership of such derivative works vests in the licensor. We claim trade name and trademark protection for our proprietary names and marks, and are seeking formal registration of certain of our trademarks. We do not believe, however, that any particular patent or group of patents, copyrights, trademarks, or trade names is of material importance to our financial condition or operating results.

Research and Development

        We compete in an industry that is characterized by rapid technological change. As our clients' needs change and evolve, and as Internet and Web technologies proliferate, we expect to incur additional expense in the development and improvement of our Customer Choice PlatformSM, customer contact solutions tools and offerings, and in the integration of our technology with third party platforms and software. To maintain our competitive edge in technology, we also intend to selectively utilize the research and development efforts of third-party technology providers and partners. During the fiscal year ended March 31, 2005, we incurred $292,303 of product development expense.

Employees

        We maintain a staff of trained personnel to provide support to our clients. We have a technically-competent employee base, which we enjoy from being geographically situated close to major universities and/or junior colleges in each of our contact centers. We enhance employees' proficiency through our sophisticated performance management system. Employees receive positive performance feedback on a daily basis and are given access to training programs including Microsoft Certified Software Engineer, Novell Certification, and operating systems including Windows, Unix, and Linux. We also maintain a highly-proficient performance management team responsible for training and monitoring employees. Additionally, our software engineering and web development groups continue to be a major focus within the organization.

        As of May 31, 2005, we had approximately 836 total employees, of which approximately 680 were full-time employees and approximately 156 were part-time employees. Competition for qualified personnel in our industry is intense. Our future success and growth will depend in large measure, upon our ability to attract and retain qualified management and technical personnel. There can be no assurance we will be able to attract and maintain all personnel necessary for the development and operation of our business, or that we will be able to train our current employees on new developments in technology. If we fail to attract and retain key management and technical personnel, our operations may be adversely affected. None of our US employees is represented by a labor organization with respect to their employment. Our European employees are represented by a works council in their respective locations as required by local law. We have never had a work stoppage, and we consider our employee relations to be satisfactory.

Proprietary Marks

        We use many third-party products represented by registered or common-law trademarks, including the following trademarks: (1) Microsoft®, Windows® and MCSE®, which are trademarks of Microsoft; (2) CNE®, which is a trademark of Novell Inc; and (3) Linux, which is a trademark of Linus Torvalds. This Report also contains trademarks of other companies including Nortel, which is a registered trademark of Nortel Networks; Cisco, which is a registered trademark of Cisco Systems Inc; and AT&T, which is a registered trademark of AT&T Corporation.

Factors that May Affect Future Results

        There are a number of factors that may affect our operating results, including the risks and uncertainties identified in the following paragraphs. In addition to other information set forth in this Report, readers should review and carefully consider the following factors.

We have a history of losses and may continue to experience losses.

        We experienced net losses in four of our last six fiscal years. In the fiscal years ended March 31, 2005 and 2004, we had net losses of $(1,798,285) and $(1,465,230), respectively, and we had an accumulated deficit of $(12,278,163) as of March 31, 2005. We may continue to incur net losses if we lose clients, are unable to attract and retain new clients or do not properly utilize our resources. We cannot ensure that we will be able to achieve or maintain consistent profitable operations.

Our revenues and quarterly results can be volatile, which makes evaluating our business difficult.

        Individual client revenue transactions can constitute a substantial percentage of our quarterly revenue, and some revenue transactions may generate a substantial portion of the operating profits for a quarter. Our revenues also are a function of the number of support requests we receive, and the time we spend on such requests. Thus, if we receive fewer support requests than anticipated or the time spent in resolving inquiries is greater than anticipated, our revenues may fluctuate. Further, delays in the receipt of customer orders can cause significant fluctuation in revenues from quarter to quarter.

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

        Two clients accounted for approximately 46% of our revenues for the year ended March 31, 2005. These two clients accounted for approximately 28% and 18%, respectively of our revenues for fiscal 2005. A key client, who accounted for 28% of revenues in fiscal 2002, cancelled its contract with us early in fiscal 2003. The loss of this client had a significant negative impact on our revenue and profitability in fiscal 2003 and for the first nine months of fiscal 2004, until we generated replacement business.

        Some of our clients can generally cancel their contracts on short notice. It can take a significant amount of time to develop and obtain new clients and retrain employees to replace revenue from a lost client. Thus, the loss of any of our key clients could have a significant effect on our revenues and profitability. In addition, our future revenue growth is dependent upon our ability to attract and retain new clients.

We are subject to credit risks and may be unable to collect our accounts receivable balances.

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

        The market price of our common stock has historically been, and we expect it to continue to be, volatile. This price has ranged between $1.41 and $17.89 in the two year period ended April 30, 2005. The market for our common stock has, from time-to-time, experienced extreme price and volume fluctuations, which have often appeared to be unrelated to our operating performance. Our stock price also has been affected by our own public announcements regarding such things as quarterly earnings, changes in clients, obtaining financing and corporate partnerships. Consequently, events both within and beyond our control may cause shares of our common stock to lose their value rapidly.

We repriced our employee stock options and may have significant volatility in our earnings if our stock price increases or decreases.

        In April 2003, we repriced certain employee and director stock options in an effort to provide an adequate incentive to assist in the retention and motivation of our employees and directors. Current accounting rules require us to adjust the amount of compensation expense we recognize in our financial statements for changes in the stock price until the stock options are exercised, forfeited or expire. In fiscal 2004 we recognized expense of $1,562,108 related to our repriced stock options. In fiscal 2005, we recognized a $346,337 benefit due to our stock price being lower at the end of fiscal 2005 versus fiscal 2004. If our stock price is volatile, our future stock compensation charges may affect our profitability, either positively or negatively.

Managing the utilization level of our resources is necessary in order to achieve our desired profitability.

        Our business strategy requires us to fully utilize personnel and physical facilities in an effort to increase our profits. As we expand our operations, we may not always be able to manage the level of personnel and facilities to reach our desired levels of utilization, which may affect our profitability. Also, if we lose existing clients, we may have excess personnel and physical facilities that would have an adverse effect on our business operations and our profitability.

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

        We operate businesses or have contractual relationships in the Netherlands, France and India and are looking to expand in other countries. Additionally, there is increasing demand for offshore customer care outsourcing capacity from North American companies. Expansion of our existing international operations and entry into additional countries will require management attention and financial resources. In addition, there are certain risks inherent in conducting business internationally including: exposure to currency fluctuations, longer payment cycles, greater difficulties in accounts receivable collection, difficulties in complying with a variety of foreign laws, unexpected changes in legal or regulatory requirements, difficulties in staffing and managing foreign operations, political instability and potentially adverse tax consequences. To the extent we do not manage our international operations successfully, our business could be adversely affected and our revenues and/or earnings could be reduced.

Volatile economic conditions have affected and will likely continue to affect our operations and financial results.

        Volatile economic conditions have adversely affected our operations and financial results. In certain sectors serviced by us in recent years, economic slowdowns have caused us to lose some clients and also resulted in increased pricing pressures and lower call volumes from some existing clients. Slower economic conditions may limit our ability to attract new clients or retain existing clients. These factors contributed to the decline in our revenues and the net losses we experienced during most of 2002 and 2003. The slower economy also resulted in excess capacity to service call volumes. A substantial percentage of our expenses are attributable to labor costs associated with staffing Customer Contact Solutions Centers, which we may not be able to significantly reduce on short notice in order to compensate for unexpected shortfalls in call volumes. We cannot forecast future fluctuations in economic conditions, and our operations and financial results may be materially and adversely affected by economic volatility.

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

        Our success will depend, in large part, on our ability to attract, retain and train highly qualified technical, managerial and marketing personnel with the expertise required to successfully conduct our operations. We have entered into employment agreements with certain of our key managerial personnel; however, those agreements are subject to termination under various circumstances and we have not entered into employment agreements with any of our key technical personnel. If we lose any key personnel or are unable to attract, retain, train or motivate qualified personnel, our business operations and financial condition may be materially and adversely affected.

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

Provisions of our Articles of Incorporation, Bylaws and Shareholder Rights Plan could impair or delay shareholders' ability to replace or remove our management and could discourage takeover transactions that shareholders might consider to be in their best interests.

        Our Articles of Incorporation and Bylaws, the Utah Revised Business Corporation Act, and the Utah Control Shares Acquisition Act each contain certain provisions that may have the effect of inhibiting a non-negotiated merger or other business combination. Our Articles of Incorporation grant to our Board of Directors the authority, without further action by our shareholders, to fix the rights and preferences of, and issue shares of preferred stock. Our recently adopted Bylaws provide advance notice requirements that may limit the opportunity for our shareholders to advance nominees for election to our Board of Directors or submit matters from the floor at our meetings of our shareholders. In addition, the Board has adopted a Shareholder Rights Plan which imposes constraints on transactions which could result in a change of control of Sento. These provisions may deter hostile takeovers or delay or prevent changes in control of Sento or changes in our management, including transactions in which shareholders might otherwise receive a premium for their shares over the then-current market prices. In addition, these provisions may limit the ability of our shareholders to approve transactions that they may deem to be in their best interests.

We have never declared a dividend on our common stock and we do not anticipate paying dividends in the foreseeable future.

        No dividends have ever been declared or paid on our common stock. We intend to retain any future earnings for use in our business and do not anticipate paying any dividends on our common stock in the foreseeable future.

Item 2. Description of Property

        Our principal executive offices are located in Salt Lake City, Utah. This facility serves as our headquarters for our senior management along with parts of our finance, sales and marketing groups. We conduct our core service offerings in customer contact solution centers in Orem, Utah, Raleigh, North Carolina, Evanston, Wyoming, Enschede, the Netherlands and Metz, France and have engaged a third-party provider to deliver contract services from New Delhi, India. During most of fiscal 2005, we also operated two centers in American Fork, Utah. In March 2005 we began a consolidation of our three existing customer contact solution centers located in Utah into one "super center" in Orem,

Utah. As part of this consolidation, we relocated our executive and administrative offices to Salt Lake City, Utah in June 2005. We believe this consolidation will improve our utilization of our facilities and lead to improved profitability. We believe our facilities after this consolidation are adequate to meet current requirements and our immediate growth plans and could be replaced by comparable space upon the termination of any such leases. All of our facilities are leased and, in the opinion of management, are adequately covered by insurance. The following table sets forth additional information concerning our facilities:

Location	General Usage	Approximate Square Feet	Monthly Rent		Lease Expiration
Raleigh, North Carolina	Customer Contact Solution Center	21,500	$12,542	(1)	August 2010
American Fork, Utah	Customer Contact Solution Center and Executive Offices	40,000	$37,869	(2)	September 2005
American Fork, Utah	Customer Contact Solutions Center	15,300	$17,876		August 2005
Orem, Utah	Customer Contact Solutions Center	45,780	$48,715	(3)	December 2008
Salt Lake City, Utah	New executive offices beginning in June 2005	8,397	$6,998		June 2011
Evanston, Wyoming	Customer Contact Solutions Center	33,000	$9,625		June 2005
Green River, Wyoming	Currently not in use	10,000	$11,920	(4)	July 2008
Enschede, the Netherlands	Customer Contact Solutions Center	12,325	$7,190	(5)	Month to Month
Enschede, the Netherlands	Customer Contact Solutions Center and European Headquarters	21,194	$24,725	(6)	Five years after start date
Metz, France	Customer Contact Solutions Center	8,600	$7,240	(7)	August 2006

(1)
Our lease calls for free rent from April 2005 through August 2005.

(2)
We have entered into a sublease agreement for 19,678 square feet of this facility. The sublease agreement provides for payment to us of rental income of $16,565 per month through September 2005.

(3)
Monthly rent includes real estate taxes, casualty insurance, facility and property maintenance, security services and all utilities.

(4)
Monthly rent includes real estate taxes, casualty insurance and facility and property maintenance. We have entered into a sublease agreement for 5,500 square feet of this facility. The sublease agreement provides for payment to us of rental income of $3,896 per month through July 2008.

(5)
We anticipate moving to a new facility (see (6) below) during the quarter ending December 2005. Monthly rent is based on 5,567 Euros per month at an assumed exchange rate of $1.29 per Euro.

(6)
We anticipate occupying this building during the quarter ending December 2005. Monthly rent will be $19,167 Euros at an assumed exchange rate of $1.29 per Euro. We will receive rent credits during the first two years of the lease totaling 75,000 Euros.

(7)
Monthly rent is based on 5,605 Euros per month at an assumed exchange rate of $1.29 per Euro.

In addition to the above space, we currently have an option to lease approximately 13,000 additional square feet in the Orem, Utah facility under the same basic terms and conditions of the current lease.

Item 3. Legal Proceedings

        From time to time, we are involved in litigation, most of which is incidental to our business. In our opinion, no litigation to which we currently are a party is likely to have a material adverse effect on our results of operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

PART II

Item 5. Market for Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

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

Quarter Ended	High	Low
March 31, 2005	$4.81	$3.18
December 31, 2004	$6.83	$4.35
September 30, 2004	$8.70	$5.05
June 30, 2004	$16.90	$6.75
March 31, 2004	$12.35	$3.97
December 31, 2003	$4.57	$2.28
September 30, 2003	$3.17	$1.94
June 30, 2003	$2.19	$1.35

        We did not pay or declare dividends on our common stock during the fiscal years ended March 31, 2005 and March 31, 2004. We currently anticipate that we will retain all available funds to finance our future growth and business expansion. We do not presently intend to pay cash dividends in the foreseeable future.

        As of May 31, 2005, we had 3,783,567 shares of common stock outstanding, held by 83 shareholders of record, which does not include shareholders whose shares are held in street name.

Description of Capital Stock

General

        This section describes the general terms and provisions of the shares of our common stock and preferred stock. This summary is not complete, and is qualified in its entirety by reference to our Amended and Restated Articles of Incorporation (the "Articles") which are identified as an exhibit to this Report and our Bylaws. You should read our Articles, as well as our Bylaws, for additional information regarding our capital stock.

Common Stock

        Our Articles authorize the issuance of 50,000,000 shares of common stock. As of May 31, 2005, there were 3,783,567 shares of our common stock issued and outstanding, held by approximately 83 shareholders of record, which does not include shareholders whose shares are held in street name.

Except as otherwise required by law, each share of our common stock entitles the holder to one vote on each matter which shareholders may vote on at all meetings of our shareholders. Holders of our common stock are not entitled to cumulative voting in the election of directors. Holders of our common stock do not have preemptive, subscription or conversion rights, and there are no redemption or sinking fund provisions applicable thereto. Shares of common stock are entitled to share equally and ratably in dividends paid from the funds legally available for the payment thereof, when, as and if declared by our Board of Directors. The declaration of dividends, however, is subject to the discretion of our Board of Directors. Holders of our common stock are also entitled to share ratably in any of our assets available for distribution to holders of our common stock after payment of liabilities upon liquidation or dissolution of Sento, whether voluntary or involuntary. All the outstanding shares of our common stock are fully paid and non-assessable.

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

Preferred Stock

        As of May 31, 2005, our authorized preferred stock was 5,000,000 shares, of which none were issued and outstanding.

        We may issue preferred stock with such designations, powers, preferences and other rights and qualifications, limitations or restrictions as our Board of Directors may authorize, without further action by our shareholders, including but not limited to:

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

        On May 28, 2005, in accordance with our Articles and the laws of the state of Utah, our Board of Directors authorized an amendment to our Articles designating rights, privileges, and preferences for a Series A Preferred Stock (the "Series A Preferred Stock") consisting of 200,000 shares, no par value (the "Designation") with powers, preferences, rights, qualifications, limitations, and restrictions including: (i) in the event of any voluntary or involuntary liquidation (whether complete or partial), dissolution, or winding up of the Company, the holders of the Series "A" Preferred Stock shall be entitled to be paid out of the assets of the Company available for distribution to its shareholders, whether from capital, surplus, or earnings, an amount in cash equal to all unpaid dividends, whether or not previously declared, accrued thereon to the date of final distribution subject to the priority distribution required respecting any issued and outstanding shares of any series of preferred stock authorized prior to the date of the Designation plus an amount per share equal to 100 times the aggregate amount to be distributed per share to the holders of shares of our common stock; (ii) the right to vote with the common stock as a single class (but not separately, except to the extent required by Utah law) with each holder entitled to 100 votes per share on all matters submitted to a vote of the shareholders of the Company; (iii) the right to dividends in preference to the holders of our common stock; and (iv) no right of the Company to redeem shares of Series A Preferred Stock.

Rights Agreement

        Effective June 3, 2005, our Board of Directors approved a Rights Agreement with our stock transfer agent, pursuant to which our Board of Directors declared a dividend of one right (a "Right") to purchase one one-hundredth (1/100) share of our Series A Preferred Stock for each outstanding share of our common stock (par value $0.25 per share) (the "Rights Agreement"). Each Right, when exercisable, will entitle the holder to purchase from us one one-hundredth (1/100) share of our Series A Preferred Stock at an exercise price of $100 (the "Exercise Price") subject to adjustment. The Rights will expire upon the earliest of the redemption or exchange of the Rights or June 3, 2008 (the "Expiration Date").

        The Rights will separate from the shares of our common stock. Certificates for Rights will be issued and the Rights will become exercisable upon the earlier of (i) the tenth day after the first public announcement or filing indicating that any person or group of affiliated or associated persons (the "Acquiring Person") has become the beneficial owner of twenty percent (20%) or more of our common stock or (ii) the tenth day after the date of the commencement of, or first public announcement of, the intent of any person to commence a tender or exchange offer or take-over bid to acquire beneficial ownership of twenty percent (20%) or more of our common stock.

        Unless the Rights are redeemed earlier, in the event that an Acquiring Person obtains 20% or more of our then-outstanding common stock, then each holder of a Right that has not previously been exercised (other than the Rights beneficially owned by the Acquiring Person, which will thereafter be void) will thereafter have the right to receive, on exercise, shares of our common stock having a value equal to two times the Exercise Price.

        At any time prior to or within ten days after an Acquiring Person acquires 20% or more of our common stock, the Rights may be redeemed for $0.001 each at the option of our Board of Directors, which would automatically terminate the right to exercise the Rights.

        The Exercise Price, the number of Rights, and the number of shares of Series A Preferred Stock or common stock or other securities or property issuable upon the exercise of the Rights are subject to adjustment from time to time in connection with certain dilutive issuances of our capital stock as set forth in the Rights Agreement.

        Our Board of Directors adopted the Rights Agreement to ensure, to the extent possible, that all our shareholders are treated fairly in connection with any takeover bid and to provide sufficient time for our shareholders to consider any such transaction. The Rights may have the effect of discouraging an acquisition of Sento deemed undesirable by the Board of Directors or rendering an acquisition more difficult. The Rights may cause substantial dilution to a person or group that attempts to acquire Sento on terms or in a manner not approved by our Board of Directors, except an offer conditioned on the negation, purchase or redemption of the Rights. We may redeem the Rights at $0.001 per Right at any time prior to the acquisition of 20% or more of our then outstanding common stock by an Acquiring Person. Accordingly, we do not anticipate that the Rights will interfere with any merger or business combination approved by our Board of Directors.

Registration Rights

        We have granted registration rights to the holders of shares of common stock we sold in private offering transactions completed during 2003 and 2004. We have also agreed to register shares of common stock issuable upon the exercise of warrants sold in such private offering transactions or issued to consultants in exchange for consulting and shareholder relations services performed for Sento. The total number of shares of common stock which we are obligated to register under the Securities Act is approximately 1,022,343, subject to adjustment for stock splits, stock dividends recapitalizations or similar transactions. Of the total number of shares of common stock subject to such registration rights, 634,962 shares, together with warrants to purchase 126,992 shares, were issued in a private offering transaction completed on March 30, 2004 (the "2004 Private Placement"). Pursuant to the registration rights agreement executed in connection with the 2004 Private Placement, we were obligated to file, and did file, a registration statement covering such shares (including the shares issuable upon conversion of the associated warrants) on or before May 31, 2004 and such was timely declared effective. The holders of the remaining shares subject to registration rights (approximately 260,389 shares) possess "piggyback" registration rights, enabling them to request registration of such shares in connection with the filing of the registration statement required to be filed in connection with the 2004 Private Placement.

Utah Control Shares Acquisition Act

        The Utah Control Shares Acquisition Act (the "Control Shares Act") provides that any person or entity that acquires "control shares" of a publicly-held Utah corporation in a "control share acquisition" is denied voting rights with respect to the acquired shares, unless a majority of the disinterested shareholders of the corporation elects to restore such voting rights. The Control Shares Act provides that a person or entity acquires "control shares" whenever it acquires shares that, but for the operation of the Control Shares Act, would bring its voting power within any of the following three ranges: (i) 20% to 33 1/3%, (ii) 33 1/3% to 50%, or (iii) 50% or more. A "control share acquisition" is generally defined as the direct or indirect acquisition of either ownership or voting power associated with issued and outstanding control shares. The directors or shareholders of a corporation may elect to exempt the stock of the corporation from the provisions of the Control Shares Act through adoption of a provision to that effect in the articles of incorporation or bylaws of the corporation. Our Articles and Bylaws do not exempt our common stock from the provisions of the Control Shares Act.

        The shareholders of a corporation must consider the status of the voting rights of control shares of the corporation acquired in a control share acquisition at the next annual or special meeting of shareholders held following such acquisition. The acquiror may accelerate the decision and require the corporation to hold a special meeting of shareholders for the purpose of considering the status of those rights if the acquiror (i) files an "acquiring person statement" with the corporation, and (ii) agrees to pay all expenses of the meeting. If the shareholders do not vote to restore voting rights to the control shares, the corporation may, if its articles of incorporation or bylaws so provide, redeem the control shares from the acquiror at fair market value. If the acquiror fails to file an acquiring person statement, the corporation may, if its articles of incorporation or bylaws so provide, redeem the control shares at any time within 60 days of the acquiror's last acquisition of control shares, regardless of the decision of the shareholders to restore voting rights. Our Articles and Bylaws do not provide for such redemption. Unless otherwise provided in the articles of incorporation or bylaws of a corporation, shareholders are entitled to dissenters' rights if the control shares are accorded full voting rights and the acquiror has obtained majority or more control shares. Our Articles and Bylaws do not deny such dissenters' rights to our shareholders. The provisions of the Control Shares Act may discourage companies interested in acquiring a significant interest in or control of Sento.

Certain Indemnification and Limited Liability Provisions

        Our Articles provide that we shall indemnify any person who is or was a director, officer, employee or agent of our company, or who was serving at our request as a director, officer, employee or agent of another entity, trust or plan to the fullest extent permitted by the Utah Revised Business Corporation Act. Our Bylaws also include discretionary indemnification provisions with respect to officers, employees and agents, each subject to limitations generally reflecting the limitations on indemnification set forth in the Utah Revised Business Corporation Act.

        The Utah Revised Business Corporation Act provides that we may purchase and maintain insurance on behalf of any person who is or was one of our directors, officers, employees or agents, or is or was serving at our request as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against any liability asserted against him or her or incurred by him or her in such capacity or arising out of his or her status in such capacity, whether or not we would have the power to indemnify him or her against such liability under the indemnification provisions of our bylaws or the laws of the State of Utah, as the same are amended or modified. We maintain insurance from commercial carriers against certain liabilities that may be incurred by our directors and officers. As a result of the indemnification provisions described above and contained in the Utah Revised Business Corporations Act, subject to certain limitations in the Utah Revised Business Corporation Act, we may be permitted or compelled to provide indemnification and advancement of expenses to our directors, officers, agents, and employees when they are made parties to an investigation or legal action in connection with services performed at our request, including when such persons are alleged to have violated the Securities Act. Insurance purchased with respect to such persons may also cover expenses or other liabilities associated with an allegation of violations of the Securities Act.

        Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our directors, officers and controlling persons or pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Change in Control Arrangements

        See the description above under the heading, "Rights Agreement."

        During the fiscal year ended March 30, 2002, our Board of Directors reviewed the time and insight provided by our directors, as well as our limited ability to provide additional cash payments to our directors as compensation for their services to Sento. Based upon this review, as well as an assessment that the directors would likely be required to devote increased time and attention during the fiscal year ended March 30, 2002 to several strategic initiatives, including review and negotiation of prospective transactions intended to promote shareholder value and liquidity, our Board of Directors adopted resolutions intended to compensate our directors if Sento completes such a transaction. Pursuant to resolutions adopted in April 2001 and March 2002, our Board approved a contingent issuance of shares of common stock to each of our directors (18,750 shares to Gary Filler, then Chairman of the Board, and 12,500 shares to each other director then serving). The shares of common stock are issuable only upon the completion of certain merger, consolidation, acquisition, sale and liquidation transactions constituting a "change of control" under our 1999 Omnibus Stock Incentive Plan. Because none of the conditions has been satisfied as of the date of this Report, there have been no shares or other rights issued or granted to the directors as of this date. The resolutions remain effective and could result in future issuances of shares of common stock if the resolutions are not rescinded and one or more of the stated conditions occurs.

        Our recently adopted Bylaws provide advance notice requirements for proposed shareholder nominations for election to the Board of Directors and for business proposed by shareholders from the floor at our annual meeting of shareholders.

Transfer Agent and Registrar

        The transfer agent and registrar for our common stock is American Stock Transfer & Trust Company.

Company Purchases of Equity Securities

        During the fourth quarter of fiscal 2005, we purchased the following shares of our common stock:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
Month ended 3/31/05	59,799	$3.41	59,799	326,231

Total	59,799	$3.41	59,799	326,231

Item 6. Management's Discussion and Analysis or Plan of Operations

Overview

        We provide Web-enabled CRM solutions for a diversified portfolio of organizations. These services include self-help, live chat, Web collaboration, email, and telephone. Utilizing a tested and proven technology set, we provide an enhanced customer experience at a significant cost reduction when compared to traditional models. We deploy a distributed workforce strategy and customer-centric applications to provide the best in customer care and support. We conduct our principal business operations through our wholly-owned subsidiaries, Sento Technical Services Corporation and Xtrasource Acquisition, Inc.

        Effective October 1, 2004, through our wholly-owned subsidiary, Xtrasource Acquisition, Inc., we acquired substantially all of the assets of Xtrasource, a non-affiliated, privately-held Delaware corporation with approximately $10 million in annual sales. We have agreed to pay the former owners of Xtrasource a quarterly contingent earnout of 30% of earnings before interest, taxes, depreciation and amortization from the Xtrasource operations (the "Earnout") for the quarterly periods between the closing and September 30, 2009 (with a maximum cap of $6.5 million). Earnout payments are subject to various reduction and offset rights including, but not limited to, reductions for debt payments (to secured and unsecured creditors) and working capital deficiencies. We granted the former owners of Xtrasource a line of credit of no more than $200,000 to enable Xtrasource to pay costs and expenses associated with closing its Brazilian subsidiary, which we did not acquire (and we did not assume its liabilities), and for ordinary course expenses related to the transaction. Amounts drawn on the line of credit will be deducted from Earnout payments. Our consolidated operating results contain the operating results of the acquired business from October 1, 2004 through March 31, 2005.

        On January 27, 2005, we announced our intentions to consolidate our Utah call center operations from three centers into one primary super-center. We completed this move during June 2005. We believe we will be able to increase our efficiencies through this initiative and reduce the cost of providing our services over the long-term. However, we anticipate that we will incur moving costs of approximately $100,000 and the probable write-down of property and equipment that will not be needed after the move of approximately $300,000. In addition, we anticipate that we will accrue rent expense for the remaining lease term on the vacated centers (approximately $230,000). The charges discussed above had a negative impact on our operations during the quarter ended March 31, 2005 and will have a negative impact on the quarter ending June 30, 2005.

        We believe that a significant issue currently facing our company relates to the variable pricing of a significant number of our outstanding employee stock options. In April 2003, we repriced the majority of our then outstanding employee stock options to the then-current market price of $1.60 per share. This re-pricing was done to give our employees incentive to grow revenues and improve profitability, with the objective of increasing shareholder value. We believe this re-pricing contributed in a large part to our improved operating results during the fiscal year ended March 31, 2004. Under U.S. generally accepted accounting principles ("GAAP"), we are required to "mark to market" these employee options, by adjusting the non-cash compensation expense we record on these stock options on a quarterly basis until they are exercised, forfeited or expire. This non-cash expense is calculated by multiplying the number of currently exercisable options by the amount that the current market price of our common stock is above the exercise price of $1.60 per share, less any amounts previously recorded as expense for vested shares. Thus, in a period of increasing stock prices we may record a significant amount of non-cash compensation expense. Conversely, if our stock price falls in a future period, we may subsequently reverse a portion of the expense previously recognized with respect to stock options that remain outstanding. These periodic adjustments of our non-cash compensation expense may result in significant volatility in the results of our operations. During the years ended March 31, 2005 and 2004, we recognized non-cash compensation benefit (expense) of $346,337 and $(1,562,108), respectively, to reflect adjustments to the value of the options due to the change in market price of our common stock above the exercise price of $1.60 per share. See Notes 2 and 9 to our Consolidated Financial Statements.

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

        Pursuant to a consulting agreement with a third party public relations firm, we agreed to issue the third party, as partial consideration for consulting services, a warrant to purchase 5,000 shares of our common stock each month during the term of the agreement. Through October 31, 2004, we issued warrants to purchase 60,000 shares of common stock. The warrants permit the holder to acquire shares of common stock at an exercise price of $3.00 per share at any time prior to the date that is three and one-half years after the date of issuance. Each warrant vests with respect to 25% of the shares subject thereto on the first day of each calendar quarter following its issuance. The warrants also include a net exercise provision and anti-dilution provisions pursuant to which the exercise price and number of shares issuable thereunder will be adjusted proportionately in the event of a stock split, stock dividend, recapitalization or similar transaction. We also have granted the warrant holder piggyback registration rights with respect to any registration (other than on Form S-4 or Form S-8) that permits the registration of secondary sales. This agreement was terminated October 31, 2004. We have recognized expense based on the fair value of the warrants over the period which the consulting services were provided.

        Effective May 21, 2004, our Board of Directors modified certain warrants to extend the expiration date from May 31, 2004 to August 31, 2004. The value of this warrant modification, as determined using the Black-Scholes valuation model, was $37,875 (which is the difference between the value of the original warrants immediately prior to the modification and the value of the extended warrants). In connection with this modification, the warrant holders did not provide to us any additional stated or unstated rights, privileges, or agreements. Accordingly, this transaction has been reflected as a "deemed dividend as a result of warrant modification" on our accompanying consolidated statement of operations and in determining net loss attributable to common shareholders.

Critical Accounting Policies

        Our significant accounting policies are described in Note 2 to our Consolidated Financial Statements. Those financial statements were prepared in accordance with GAAP. Included within these policies are our "critical accounting policies." Critical accounting policies are those policies that are most important to the preparation of our consolidated financial statements and require management's subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to revenue recognition, credit risk and stock-based compensation. The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties, and as a result, actual results could differ materially from these estimates. The development and selection of these critical accounting policies have been discussed, and are reviewed each year, with the Audit Committee of our Board of Directors.

        Revenue Recognition.    Revenue is recognized when persuasive evidence of an arrangement exists, delivery of services has occurred, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured. We generate revenue by delivering technical assistance to users of our clients' products through the use of live chat, Web collaboration, email and telephone interactions. We recognize revenues as services are provided, according to the terms of the underlying agreement with our clients which specify how the client will be charged, generally based on a monthly, hourly, per minute or per-call rate. We also provide licenses to a limited number of our clients for the use of our customer contact software tools that we host. In these arrangements, we charge our client a monthly fee based on the number of users. Revenue under those arrangements is recognized as the service is provided.

        Revenues generated from professional and consulting services are recognized as the service is provided, based on time and materials incurred at contractually agreed upon rates.

        Credit Risk.    We have established an allowance for doubtful accounts to reserve for uncollectible accounts receivable. Each quarter we review the receivables on an account-by-account basis and determine the probability of collection. Management judgment is exercised in determining the probability of collection. Factors we consider in making this judgment are the age of the receivable, the financial resources of our clients, previous client history and recent client communications. Our credit losses have generally been within our expectations with the exception of a specific reserve we made in fiscal 2005 of $475,000 for a financially distressed client. However, there can be no assurance that our future credit losses will be within our expectations. In addition, our revenues and accounts receivable are concentrated in a relatively few number of customers. A significant change in the liquidity or financial position of any one of these customers or a further deterioration in the economic environment, in general, could have an adverse impact on the collectibility of our accounts receivable and our future operating results.

        Stock-Based Compensation.    Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock Based Compensation(SFAS 123), encourages entities to adopt a fair-value-based method of accounting for stock options or similar equity instruments. However, it also allows an entity to continue measuring compensation cost for stock based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). We have elected to continue to apply the provisions of APB 25 and provide pro forma disclosures required by SFAS 123 in the footnotes to the consolidated financial statements. We use the Black Scholes option-pricing model to determine the amount of additional pro forma expense related to these options as presented in our disclosures. Had we adopted a fair-value-based method of accounting for stock options, the pro forma expense for these options in our disclosures would be recorded as expense in our statements of operations and could materially affect our operating results.

        In April 2003, we repriced certain of our outstanding employee stock options. We account for stock options that were repriced in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, which requires that we adjust the compensation expense we record on these stock options based on the market price of the Company's underlying stock until the options are exercised, forfeited or expire. This adjustment to compensation expense is done quarterly and can fluctuate significantly due to the volatility of the market price of our common stock.

        While we currently have no such arrangements, we also issue equity-based incentive compensation to non-employees from time to time. Pursuant to Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services, we account for these arrangements based on the fair value of the equity instrument issued. The fair value of these instruments is measured each quarter as the related goods or services are provided and the underlying securities vest. We use the Black Scholes pricing model to determine the value of these instruments. The resulting quarterly change in value of these instruments is either charged or credited to income and can also fluctuate significantly based on the change in value of the underlying common stock.

Results of Operations

Fiscal 2005 compared to Fiscal 2004

        Revenues.    Our revenues increased 49% or $10,390,000, from $21,396,000 for the fiscal year ended March 31, 2004 to $31,786,000 for the fiscal year ended March 31, 2005. The primary reasons for the increase are $5,278,000 of revenue from our acquisition of Xtrasource and $4,549,000 million of additional net revenue generated from our existing client base. We were also able to generate $562,000 in revenue from new clients.

        Cost of sales.    Our cost of sales increased $9,180,000, or 51% from $18,072,000 for the fiscal year ended March 31, 2004 to $27,252,000 for the fiscal year ended March 31, 2005. This increase in cost was primarily the result of increased business as discussed in the revenue section above. Our gross profit as a percentage of sales decreased to 14% for the fiscal year ended March 31, 2005 from 16% for the fiscal year ended March 31, 2004. The decrease in gross profit related primarily to less revenue as a percentage of total revenue being generated from high-margin professional services and "ramp-up" costs we incurred due to the increase in business volume.

        Selling, general and administrative expenses.    Our selling, general and administrative expenses increased by 91%, or $2,425,000, from $2,666,000 for the fiscal year ended March 31, 2004 to $5,091,000 for the fiscal year ended March 31, 2005. This increase was primarily due to increased marketing efforts that resulted in more revenues for the year ended March 31, 2005 and additional costs associated with the business we acquired from Xtrasource.

        Product development.    We spent $292,000 in product development during fiscal 2005. We believe that this product development is necessary for anticipated new business and to enhance our product offerings. We incurred no product development costs during fiscal 2004.

        Specific reserve for doubtful account.    In fiscal 2005, we recorded a one-time charge of $475,000 to increase our bad debt reserves for a financially distressed client. The client incurred difficulties obtaining financing needed to fund an aggressive growth strategy causing us to believe that it is likely the client will not be able to pay its obligation. We recorded no such reserve during fiscal 2004. We accrue provisions for bad debts during the ordinary course of business when events or circumstances indicate that a receivable may not be collectible. These provisions are included in selling, general and administrative expenses for fiscal 2005 and 2004.

        Amortization of intangible assets.    Effective October 1, 2004, we acquired substantially all of the assets and operations of Xtrasource. We allocated the purchase price over the assets acquired, including an allocation of $1,366,000 to intangible assets which primarily represent the acquired customer base and the related assigned contracts. We have determined that the expected life of these intangible assets is five years and accordingly, we recorded an expense of $137,000 for the amortization of these intangibles during the last six months of fiscal 2005. There was no comparable expense during fiscal 2004.

        Restructuring charge.    In January 2005 we approved a plan to consolidate our three Utah contact centers into one "super-center". We believe that this consolidation will improve our utilization of resources and thereby increase our productivity and profitability. As part of this plan, we stopped using one of our facilities in March 2005 and recorded $220,000 of related restructuring charges. The charges include accrued facilities and relocation costs as well as an impairment of approximately $100,000 of leasehold improvements that were located in the abandoned facility.

        Non-cash charge for valuation of warrants (operating).    We also issued warrants to purchase common stock to a non-employee for consulting services. Pursuant to Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services, we accounted for these arrangements based on the fair value of the warrants issued. The fair value of these warrants was measured each quarter as the related services were provided and the underlying warrants vested. We use the Black Scholes pricing model to determine the value of these warrants. The resulting quarterly change in value of these warrants was charged to income. During fiscal 2005, we recorded a charge for these warrants of $240,000. Our arrangement with this consultant was terminated in October 2004. We did not incur any similar charges in fiscal 2004.

        Stock-based compensation.    In April 2003, our Board of Directors approved an employee stock option exchange program. Under this program, options to purchase 377,342 shares of common stock with exercise prices above $2.00 per share were exchanged for options to purchase 313,592 shares of common stock at an exercise price equal to the then current market price of $1.60. This exchange program was considered to be an effective "repricing" of stock options, which requires us to adjust the amount of compensation expense we recognize each quarter until the stock options are exercised, forfeited or expire (see Note 9 to our audited consolidated financial statements). The cumulative amount of this charge is calculated by multiplying the exercisable number of options as of the applicable measurement date by the difference between the market price of stock on such date and the exercise price of $1.60, less any amounts previously recognized.

        During fiscal 2005 we recorded a non-cash stock-based compensation benefit of $346,000, a $1,908,000 change from $1,562,000 of non-cash stock-based compensation expense that we recorded during fiscal 2004. This increase was primarily a result of changes in vested and unexercised options under the exchange program and fluctuations in the market value of our common stock.

        The market value of our common stock has fluctuated from $1.60 at April 23, 2003, the date of the exchange program approval, to $12.35 as of March 31, 2004, and to $3.28 as of March 31, 2005. Due to the price volatility of our common stock and the inability to predict when and how many stock options will be exercised or cancelled, we cannot project the impact of options under this exchange program on future periods.

        Interest income.    Our interest income increased $74,000 or 322% from $23,000 in fiscal 2004 to $97,000 in fiscal 2005. The primary reason for this increase was our increase in cash balances from the sale of common stock in March 2004.

        Interest expense.    Our interest expense decreased $106,000, or 45%, from $236,000 during the fiscal year ended March 31, 2004 to $130,000 during the fiscal year ended March 31, 2005. The decrease in interest expense was due primarily to the conversion of all of our convertible debt into equity during fiscal 2004.

        Non-cash charge for valuation of warrants and conversion of debentures.    This expense relates to the amortization of debt discount created by assigning a portion of the proceeds received in conjunction with convertible debentures and notes payable financings to warrants issued with the debt. We amortize this cost over the life of the corresponding debt. This cost decreased $214,000, or 94%, from $228,000 for the fiscal 2004 to $14,000 for fiscal 2005. The conversion of all of our convertible debt to equity during fiscal 2004 required us to accelerate the amortization of this cost and is the primary reason for the decrease in expense over the prior year. The $14,000 charge in fiscal 2005 relates exclusively to warrants issued with notes payable financings.

Liquidity and Capital Resources

        Our cash balances decreased $870,000, or 13%, from $6,568,000 at March 31, 2004 to $5,698,000 at March 31, 2005. During fiscal 2005, we generated $1,552,000 of cash flow from operations. We used $887,000 of cash flow for the acquisition of Xtrasource and a net $1,227,000 for investing in property and equipment during fiscal 2005. We also used $350,000 of cash flow for financing activities in fiscal 2005. The primary reason for the change in the amount of cash generated from operating activities was the timing of cash receipts. Our accounts receivable decreased due to a shift in the seasonality of our business. In fiscal 2004, we had a large client with significant seasonal volume during our fourth quarter that caused an increase in accounts receivable at March 31, 2004. Although our revenue increased in fiscal 2005 when compared to fiscal 2004, we were no longer doing business with this seasonal customer in the fourth quarter of fiscal 2005 and, as a result, our accounts receivable decreased as compared to March 31, 2004. This resulted in a significant positive cash flow in fiscal 2005. Included in our cash flow from financing activities is $1,175,000 of proceeds from the issuance of long-term debt which is largely offset by $1,076,000 in principal payments of long-term debt and capital leases. Also included in our cash flow from financing activities are proceeds from the exercise of stock warrants, employee stock purchases and option exercises totaling $436,000 and the payment of accrued offering costs of $627,000. These accrued offering costs relate to our sale of common stock in March 2004 and were accrued at that time.

        During the year ended March 31, 2004, we generated $18,000 of cash flow from operations, used $1,308,000 of cash flow for investing in property and equipment and generated $5,275,000 of cash flow from financing activities. The primary reason for the change in the amount of cash generated from operating activities was the timing of cash receipts and payments on working capital balances, such as accounts receivable, accounts payable and accrued liabilities. Accounts receivable increased due to significant revenue achieved during the fourth quarter of fiscal 2004, which had not been collected as of year end. There was a net increase in payables and accrued liabilities due to increased business volume during the fourth quarter of fiscal 2004, which resulted in an increase in our cash flows from operations since the liabilities had been incurred but not yet paid as of year end. Included in our cash flow from financing activities in fiscal 2004 is $6,670,198 of proceeds, including accrued offering costs, from the sale of common stock.

        Our working capital decreased $1,701,000, or 23%, from $7,199,000 at March 31, 2004 to $5,498,000 at March 31, 2005. In addition to our $870,000 decrease in cash, we had a net decrease in accounts receivable and a net increase in current liabilities. The increase in current liabilities is primarily due to our acquisition of Xtrasource which included the assumption of certain liabilities. The acquisition of Xtrasource also increased our business volume and receivables. However, our receivables as of March 2005 were lower than our receivables at March 2004 due to the loss of seasonal fourth quarter business discussed above.

        We have contractual obligations, including debt agreements and leases, that will require the use of cash. The following table sets forth our contractual obligations as of March 31, 2005:

	Payments Due by Period
Contractual Obligations:
	Under 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Long Term Debt (principal only) (1)	499,000	865,000	—	—	1,364,000
Capital Leases	313,000	88,000	—	—	401,000
Operating Leases	1,815,000	2,949,000	1,871,000	234,000	6,869,000
Less: subleases	(146,000)	(94,000)	(16,000)	—	(256,000)

Total Contractual Cash Obligations	$2,481,000	$3,808,000	$1,855,000	$234,000	$8,378,000

(1)
Our long-term debt carries interest rates of 3.5% to 8.5%.

        At present, we believe we will be able to meet our current obligations for operations as they come due.

        Historically our primary sources of liquidity have been cash received through private sales of equity and debt as well as from the sale of assets. During the five years ended March 31, 2005, we have had positive cash flow from operations, which also has provided liquidity. In addition, we have financed some of the equipment utilized in our business through long-term leasing and loan arrangements. Our growth and operations have consumed substantial amounts of cash.

        Effective March 31, 2005, we renewed our line of credit with a bank that allows us to borrow up to $3,000,000 or 80% of eligible accounts receivable. The line of credit accrues interest at 1% over of the bank's prime rate (5.75% as of March 31, 2005) and matures on March 31, 2007. We had no amounts drawn on the line of credit at March 31, 2005. We also entered into a new term debt agreement with the same bank that was effective March 31, 2005. The loan allows for minimum $100,000 draws with a maximum of $1,000,000 through March 31, 2006. We are required to make interest only payments equal to 1.5% over the bank's prime rate during the draw-down period. At the end of the draw-down period, we will be required to pay monthly installments of principal and interest over 36 months.

Seasonality

        Our operating results have historically been affected by the seasonal variances experienced by several significant clients. Currently, our results are favorably affected by a significant increase in service requests we experience during our third fiscal quarter, resulting primarily from our support of a client's on-line retail operations during the holiday months of November and December.

Recently Issued Accounting Pronouncements

        In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. We are required to adopt the accounting provisions of SFAS 123R for reporting periods beginning after December 15, 2006. The pro forma disclosures currently permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition under SFAS 123R. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption could have a significant impact on our consolidated statements of operations and net income/loss per share.

Item 7. Financial Statements.

        The financial statement information required by Item 7 is included on pages F-1 to F-20.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None

Item 8A. Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our "Certifying Officers"), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2005, pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act as of March 31, 2005. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2005, our disclosure controls and procedures were effective. There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.

Item 8B. Other Information.

        None.

PART III

Item 9. Directors and Executive Officers of the Registrant.

Directors

        Each of our directors serves until the next annual meeting of shareholders and until his successor is duly elected and qualified. Certain information regarding our directors is set forth below:

Name	Age	Position	Director Since
C. Lloyd Mahaffey	50	Chairman of the Board	2004
Patrick F. O'Neal	59	President, Chief Executive Officer and Director	2002
Kim A. Cooper	46	Director	1999
Eric Olafson	45	Director	2001
Phillip J. Windley, PhD	46	Director	2003
Donald H. Livingstone	62	Director	2004
Richard E. Dyer	59	Director	2004

        C. Lloyd Mahaffey was appointed to serve as a director in March 2004 and has served as Chairman of the Board since October 26, 2004. Mr. Mahaffey has over 25 years of experience in the development, funding and marketing of advanced technology systems to business, education, consumer and government markets. Mr. Mahaffey is the Managing Partner for Dynamis Group, LLC., a commercial development and construction company with offices in Eagle and Donnelly, Idaho and the

Managing Partner of Carloma Group; a diversified private equity company. A long term technology venture capitalist and senior operating executive, Mr. Mahaffey served as a Managing Partner of Redleaf Ventures I, II, and Aspen Ventures (SBIC) III from 1998 to 2004. From 1995 to 1998, Mr. Mahaffey served as the Chief Operating Officer, as well as Senior Vice President and General Manager of Global Development and Marketing, of VeriFone. While there, he was responsible for VeriFone's early stage investments in WebTV, CyberCash, and VeriSign. He led the team that sold VeriFone to Hewlett Packard for $1.3 billion. Prior to joining Verifone, Mr. Mahaffey served in a variety of senior executive roles at Apple Computer, Inc. during its formative years and was responsible for the development of Apple's highly regarded Education and Federal Government business segments worldwide. Mr. Mahaffey received his Bachelor's degree in history at The Citadel, The Military College of South Carolina, in 1978, where he was an Honor Graduate. He also attended Stanford University's Graduate School of Business Technology Executive Program in 1987.

        Patrick F. O'Neal was appointed to serve as our President and Chief Executive Officer and as a director in January 2002. Prior to joining Sento, Mr. O'Neal was the Managing Director of Digital Lighthouse Corporation since September 1996. Mr. O'Neal also served on the Board of Directors of Digital Lighthouse Corporation from March 1996 to January 2000 and as president of three subsidiaries that dealt with regulated industries (securities, insurance and mortgage services). Mr. O'Neal received his bachelor's degree from Indiana State University and his law degree (Doctor of Jurisprudence) from Indiana University.

        Kim A. Cooper was appointed to serve as a director of Sento in August 1999. Mr. Cooper is the President and Chief Executive Officer of Exceed, LLC, a consulting firm, and Chairman of the Board for multinational, TechTeam Global, Inc. At various times during the previous eight years, he was founder and Chief Executive Officer of the following companies: Digital Harbor, Inc., ComDais, Inc., GlobalSim, Inc., and DriveSafety, Inc. During such time, Mr. Cooper also served as Chief Strategy Officer of IMCentric, Inc., Chief Operating Officer of Sorenson Media, Inc., and General Counsel of E-Idea Labs, Inc. Earlier in his career, Mr. Cooper was the Vice President of Worldwide Marketing and Business Development for Novell, Inc. for two years, and the Vice President of Worldwide Customer Services, Sales & Marketing for WordPerfect Corporation for ten years. Mr. Cooper also currently serves as a director of Authoritative.Net, LC, and has recently finished writing a business book. He is a practicing corporate attorney and graduated with honors from Brigham Young University Law School.

        Eric Olafson was appointed to serve as a director in October 2001. Since 2000, Mr. Olafson has been the Chairman of the Board of Tomax Corporation, a developer and marketer of web-based software for retailers ("Tomax"). From 1990 through the present, Mr. Olafson has served as the President and Chief Executive Officer of Tomax. From 1987 to 1990, Mr. Olafson served as the Vice President of Marketing at Tomax. From 1986 to 1987, Mr. Olafson served as a consultant to Tomax. Prior to 1986, Mr. Olafson was a co-founder of Dyonix Greentree Technologies, a Canadian software development company.

        Phillip J. Windley, PhD was appointed to serve as a director in October 2003. Dr. Windley is a consultant, author and nationally recognized expert in using information technology. He also is currently an Associate Professor of Computer Science at Brigham Young University. Dr. Windley served during 2001 and 2002 as the Chief Information Officer for the State of Utah, serving in the Governor's Cabinet and as a member of the Governor's Senior Staff. In 1999 and 2000, Dr. Windley served as the Vice President for Product Development and Operations at Excite@Home, managing a large, interdisciplinary team of product managers, engineers, and technicians developing and operating large-scale internet and e-commerce products. Prior to joining Excite@Home, from 1998 to 1999, Dr. Windley served as the Chief Technology Officer of iMall, Inc. Dr. Windley was a professor of Computer Science at Brigham Young University from 1993 to 1999 and at the University of Idaho from 1990 to 1993. While at Brigham Young University, Dr. Windley founded and directed the Laboratory for Applied Logic. Dr. Windley received his PhD in Computer Science from the University of California, Davis in 1990.

        Donald H. Livingstone was appointed to serve as a director in November 2004 and has served as Chairman of the Audit Committee since his appointment. Mr. Livingstone is Director of the Center for Entrepreneurship and a Teaching Professor in the Marriott School of Business of Brigham Young University ("BYU"). He taught for seven years in the highly rated Accounting Department at BYU along with creating the entrepreneurship program. Prior to joining the faculty of BYU in 1994, Mr. Livingstone had a 29-year career with Arthur Andersen. At Arthur Andersen, he spent 19 years as a partner in the San Francisco and Los Angeles offices where he supervised the Financial Services practice.

        Additionally, Mr. Livingstone currently serves as a member of the Board of Directors of Micrel Incorporated, where he is Chairman of the Audit Committee, as well as a member of the Compensation and Corporate Governance Committees. He also serves as a member of the Board of Directors and is Chairman of the Audit Committee of American West Bancorp. He previously served as a director of California Independent Bancorp ("CIB") and then of Humboldt Bancorp, which acquired CIB. Mr. Livingstone has also served with Tropical Sportswear International. He chaired the Audit Committees in each of these companies.

        Richard E. Dyer was appointed to serve as a director in November 2004 and he has served as a member of the Audit Committee since his appointment. Mr. Dyer was recently named Vice President of Americas Sales for SanDisk Corporation, the world's largest supplier of flash memory data storage card products, where he oversees OEM and retail channels in the Americas. He joined SanDisk in 1998 and established the company's worldwide retail channel, growing revenues to $1.6 billion in that channel. Mr. Dyer has also held executive positions in sales and marketing for Adobe Systems and for Eastman Kodak, where he served as Vice President of the Digital & Applied Imaging Division and provided leadership in revitalizing the performance of its U.S. sales organization. Mr. Dyer also has experience with Apple Computer and Hewlett-Packard.

Executive Officers

        In addition to Mr. O'Neal, whose biography is set forth above, certain biographical information is furnished below with respect to our other executive officers:

        Anthony J. Sansone, 40, was appointed as our Senior Vice President, Chief Financial Officer and Corporate Secretary in July 2004. Prior to joining Sento, Mr. Sansone was the Vice President of the Client Finance Group for JP Morgan Chase Commercial Card Solutions since January 2003. From August 1997 to December 2002, Mr. Sansone served as Vice President, Treasurer and Corporate Secretary for Convergence Communications, Inc., which provided data, video and voice services in nine Latin America countries. Mr. Sansone also serves as a director of the MountainWest Capital Network, an organization fostering deal flow, capital growth and business development. Mr. Sansone received his bachelor's degree in Accounting from Utah State University and his master's degree in Business Administration from the University of Utah.

        Stephen W. Fulling, 41, was appointed as our Senior Vice President and Chief Technology Officer in January 2004. From March 2002 until January 2004, Mr. Fulling was Director of Information Technology Services at the State of Utah where he was responsible for a $60 million information technology budget and over 250 employees. From August 1999 until February 2002, Mr. Fulling managed an engineering and operations division for Excite@Home, in support of a $20 million E-commerce business. From October 1996 until August 1999, Mr. Fulling was the Senior Vice President of Engineering and Operations at iMall Inc., where he built a technology organization that was instrumental in the acquisition of iMall Inc. by Excite@Home in 1999. Mr. Fulling has over 15 years of experience in successfully developing products that use Internet and telecommunications technologies. Mr. Fulling graduated with a degree in Computer Science from the University of California.

        Thomas C. Tyler, 54, was appointed as our Senior Vice President of Sales and Marketing in January 2005 after serving as our Senior Vice President of Business Development after our acquisition of the Xtrasource assets. Mr. Tyler was founder, President, CEO, and Board Chairman of Xtrasource prior to the acquisition. Under Mr. Tyler's guidance, Xtrasource's sales reached nearly $16 million with contact centers located in Raleigh, N.C., Enschede, The Netherlands, and Metz, France. From 1989 through 1994, Mr. Tyler was President and CEO of Universal Electronics Inc. (NASDAQ), a Cleveland-based manufacturer of universal remote controls. During his tenure with Universal, Mr. Tyler expanded the company by diversification of products and markets, bringing sales of $240,000 in 1988 to $96 million in 1994, making Universal #7 on the list of Business Week magazine's 100 Hottest Growing Small Companies List in America. In 1993, Mr. Tyler was able to guide the company through an IPO and Secondary Offering, raising nearly $75 million of capital to fund the company's rapid growth. Prior to Universal Electronics, Mr. Tyler served as President of MTC/USA, Inc., an independent consumer electronics distribution company. He also held various positions within Technicare Corporation, a Division of Johnson & Johnson, including Director of Magnetic Resonance Marketing and Magnetic Resonance Product Director, as well as various sales and marketing positions with Eveready Battery Co., a then subsidiary of Union Carbide Corporation. Mr. Tyler received his BS degree from the State University of New York at Brockport.

        Chris Wells, 45, was appointed as our Vice President of Client Relations in January 2005. Mr. Wells served as our Senior Vice President of Sales from April 2003 to January 2005. Prior to joining Sento, Mr. Wells consulted as the General Manager for a $29 million dollar technology upgrade project for the State of Utah from June 2002 to April 2003. Mr. Wells was Vice President and General Manager for Excite@Home Hosting Services from October 1999 to March 2002. His responsibilities included building outsourcing shared hosting and e-commerce services to major Fortune 500 accounts. Prior to serving as Vice President and General Manager, Mr. Wells served from June 1998 to October 1999 as the Vice President of Major Accounts at Imall Inc., a small Internet e-commerce start-up, which was purchased by Excite@Home for over $500 million. Mr. Wells has over 13 years in sales and marketing experience, including over three years as a director of major accounts at Novell Inc.

        The following persons are not executive officers but are expected to make a significant contribution to our business:

        Mike Williams, 32, was appointed as our Vice President of U.S. Operations in April 2002. Mr. Williams started with Sento in January 1999 and has worked with Sento's more strategic relationships in a Senior Account Manager role. His prior experience spans several industries with his more recent experience within the customer contact industry. In the contact center industry, he has experience in managing multiple contact center locations world-wide, including remote centers in locations such as India, South Africa, Northern Ireland and Scotland. Mr. Williams is currently an advisory board member for JD Power & Associates and the SSPA, working toward the development of a Contact Center Certification Award program. Mr. Williams attended Utah Valley State College.

        Emile Koolstra, 31, was appointed Vice President of European Operations in November 2004 in conjunction with Sento's acquisition of Xtrasource. Mr. Koolstra heads the Contact Center Management, IT, Human Resources and Project Management departments for both of Sento's European offices in The Netherlands and in France. Mr. Koolstra has been with Xtrasource since its inception in 1986 and has fulfilled several positions within Xtrasource, and was one of the key-players to bring the organization from a 20 to a 300-seat operation. Prior to Xtrasource, Mr. Koolstra was employed in the pan-European customer support center of Universal Electronics. Emile holds a Propaedeutics Business Science degree from the Technical University, Twente, in The Netherlands.

        Rick Steiner, 50, was appointed Vice President of Quality and Training in January 2003. Mr. Steiner has worked in the quality and performance field for 15 years. His prior work experience includes Convergys Corporation and American Express. While at American Express, Mr. Steiner was awarded the Chairman's Award for Quality Improvement. Mr. Steiner is a member of ASQ (American Society for Quality Control) a recognized national quality organization. Mr. Steiner attended Brigham Young University where he studied business and psychology.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, as well as persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "SEC"). Reporting persons are also required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that for the fiscal year ended March 31, 2005 all of our executive officers and directors, as well as persons beneficially holding more than ten percent of our common stock, filed the required reports on a timely basis, except that Form 3 filings required to be made by Messrs. Mahaffey, Dyer and Livingstone upon the appointment of each to our Board of Directors were filed late, Form 3 filings required to be made by Messrs. Sansone and Tyler upon appointment of each as officers were filed late, and the following numbers of Form 4 filings reporting one transaction each (except as otherwise noted) were filed late by Messrs. Cooper (1), Cutler (2 filings reporting 6 transactions), Dyer (1), Filler (2 filings reporting 3 transactions), Livingstone (1), Mahaffey (1), Olafson (2), O'Neal (1), Tyler (2), Wells (1), and Windley (2).

Annual Meetings, Board Meetings and Committees

        We request that all of the members of our Board of Directors attend each annual meeting of shareholders. All of the directors in office at such time attended our annual meeting held in October 2004. During the year ended March 31, 2005, our Board of Directors held 5 formal board meetings and met informally on numerous occasions and approved relevant matters by written consent.

All incumbent directors attended at least 75% of all board meetings and applicable committee meetings.

        Our Board of Directors has standing Audit, Governance & Nominating, Compensation and Strategy Committees. The members of our Audit Committee are Donald H. Livingstone (Chairman), Richard E. Dyer and Eric Olafson. The members of the Governance & Nominating Committee are Kim Cooper (Chairman), Lloyd Mahaffey and Phillip Windley. The members of our Compensation Committee are Eric Olafson (Chairman), Kim A. Cooper and C. Lloyd Mahaffey. All the directors are members of the Strategy Committee and Phillip Windley is Chairman.

        All members of our Audit Committee are independent according to Nasdaq's listing standards, and our Board of Directors has determined that the Audit Committee has one member qualifying as an audit committee financial expert, as defined in Item 401(e) of Regulation S-B. The person our Board of Directors has determined is an audit committee financial expert is Donald H. Livingstone.

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

        The Governance & Nominating Committee is appointed by the Board to assist the Board in selecting qualified individuals to serve as Board members and to advise the Board concerning corporate governance matters.

        The Compensation Committee is appointed by the Board to develop and implement compensation programs that enhance the Corporation's ability to recruit and retain qualified directors, executives, and other personnel and develop and implement stock option and award programs that create long-term incentive for directors, executive management, and key employees.

        The Strategy Committee works with our management team to review and development strategic direction for emerging issues such as technology platforms.

Code of Ethics

        We have adopted the Sento Corporation Code of Ethics for Officers and Finance Department Employees, which constitutes a code of ethics that applies to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as required in Item 406 of Regulation S-B under the Exchange Act. We have posted our Code of Ethics for Officers and Finance Department Employees on our website at www.sento.com.

Item 10. Executive Compensation.

Summary Compensation Table

        The following table provides certain summary information concerning the compensation paid or accrued by us to or on behalf of our Chief Executive Officer, as well as all our other executive officers whose aggregate compensation for the fiscal year ended March 31, 2005 exceeded $100,000 (collectively, the "Named Executive Officers").

Long-Term Compensation
	Annual Compensation					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)		Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)
Patrick F. O'Neal Chief Executive Officer	2005 2004 2032	214,231 170,000 170,000	20,000 30,000 —	(1)	— — —	— — —	25,000 20,000 —	— — —	— — —
Anthony J. Sansone (2) Senior Vice President, Chief Financial Officer and Corporate Secretary	2005 2004 2032	93,462 — —	— — —		— — —	— — —	25,000 — —	— — —	— — —
Stephen W. Fulling (3) Senior Vice President and Chief Technology Officer	2005 2004 2003	120,000 20,769 —	2,000 — —		— — —	— — —	— 20,000 —	— — —	— — —
Thomas C. Tyler (4) Senior Vice President of Sales and Marketing	2005 2004 2003	75,000 — —	— — —		— — —	— — —	— — —	— — —	— — —
Chris Wells (5) Vice President of Customer Relations	2005 2004 2003	100,000 113,462 —	— — —		46,558 9,601 —	— — —	5,000 7,500 —	— — —	— — —

(1)
Reflects bonus compensation accrued during the fiscal year ended March 31, 2004 and paid in May 2004. Mr. O'Neal's annual salary is $220,000.

(2)
Mr. Sansone was appointed to serve as our Senior Vice President, Chief Financial Officer and Corporate Secretary on July 6, 2004. Mr. Sansone's annual salary is $135,000.

(3)
Mr. Fulling was appointed to serve as Senior Vice President and Chief Technology Officer on January 2004. Mr. Fulling's annual salary is $120,000.

(4)
Mr. Tyler joined the Company in October 2004 and was appointed as Sr. Vice President of Sales and Marketing in January 2005. Mr. Tyler's annual salary is $150,000.

(5)
Mr. Wells joined the Company in April 2003 as Sr. Vice President of Sales. He held this position until January 2005 at which time he became Vice President of Client Relations (which is not an executive officer position). Amounts reported as other annual compensation in the above table for Mr. Wells represents sales commissions. Mr. Wells's annual salary is $100,000.

Option Grants in Last Fiscal Year

        The following table sets forth individual grants of options to acquire shares of our common stock made to the Named Executive Officers during the fiscal year ended March 31, 2005.

Name	Options Granted	Percent of Total Options Granted to Employees in Fiscal Year	Exercice Price	Expiration Date
Patrick F. O'Neal	25,000	13%	$6.31	October 1, 2014
Anthony J. Sansone	25,000	13%	$7.95	June 29, 2014
Stephen W. Fulling	—	—	—
Thomas C. Tyler	—	—	—	—
Chris Wells	5,000	3%	$8.23	April 28, 2014

Aggregated Option Exercises in Last Fiscal Year and Year End Option Values

        The following table sets forth the aggregate value of unexercised options to acquire shares of our common stock held by the Named Executive Officers on March 31, 2005, and the value realized upon the exercise of options during the fiscal year ended March 31, 2005.

			Number of Unexercised Options at FY End 2005(2)		Value of Unexercised In-the-Money Options at FY End 2005($)(3)
Name	Shares Acquired on Exercise	Value Realized($)(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Patrick F. O'Neal	—	—	68,575	60,175	$115,206	$59,094
Anthony J. Sansone	—	—	—	25,000	$—	$—
Stephen W. Fulling	—	—	7,083	12,917	$—	$—
Thomas C. Tyler	—	—	—	—	$—	$—
Chris Wells	1,875	$10,181	3,385	7,240	$3,412	$6,038

(1)
Calculated based on the difference between the exercise price and the value of the shares as of the date acquired.

(2)
Includes shares of our common stock subject to options exercisable within 60 days of March 31, 2004.

(3)
Calculated based on the difference between the exercise price and the price of a share of our common stock on March 31, 2005. The price of our common stock on March 31, 2005 was $3.28 per share (as reported on the Nasdaq (SmallCap) Stock Market).

Director Compensation

        Our non-employee directors receive compensation of $4,000 for attendance at each quarterly Board meeting (except for the Chairman of the Board who receives $8,000 for attendance at each quarterly Board meeting) and $2,000 for participation in each quarterly committee meeting. As additional incentive to serve, non-employee board members from time to time receive options to purchase shares of our common stock. Mr. Mahaffey received options to purchase 7,500 shares of our common stock at $4.61 per share and options to purchase 11,250 shares of our common stock at $5.00 per share during fiscal 2005. Mr. Cooper, Mr. Olafson and Mr. Windley each received options to purchase 7,500 shares of our common stock at $5.00 per share during fiscal 2005. Mr. Dyer and Mr. Livingstone each received options to purchase 7,500 shares of our common stock at $5.32 per share during fiscal 2005.

        Effective as of February 1, 2005, the Chairman will receive, in addition to his per-meeting fee of $8,000 per meeting for each board meeting attended and $2,000 for each committee meeting attended, $5,000 per month for a limited period of 11 months for additional services to be rendered as Chairman during such period, including evaluating merger and acquisition opportunities and assisting the Corporation's efforts to achieve sales growth. This additional $5,000 per month payment shall be discontinued following the payment to be made on December 1, 2005; however, the per-meeting compensation shall continue.

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

        We have entered into employment agreements with our Chief Executive Officer, Chief Financial Officer and Senior Vice President of Sales and Marketing. The employment agreements have initial terms of between one and three years. Under the agreements, the employees are entitled to a base salary, incentive bonuses and stock options, as determined by the Board of Directors, standard benefits such as health and life insurance and reimbursement of reasonable expenses.

        We can terminate the employment contracts for cause, which is defined in the agreements, or without cause. In addition, the employee can terminate the contract for cause or on 180 days notice. If the contract is terminated without cause or as a result of a "change of control," as defined in the agreements, the employees are entitled to receive post-employment insurance coverage and/or severance pay of up to 12 months salary, depending on the particular agreement. The agreements also contain non-competition, non-solicitation and assignment of inventions provisions which we believe are consistent with industry practice.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Beneficial Ownership Table

        The following table sets forth information as of May 31, 2005 with respect to the beneficial ownership of shares of our common stock by each person known by us to be the beneficial owner of more than 5% of our common stock, by each director, by each of the Named Executive Officers and by all directors and executive officers as a group. Unless otherwise noted, each person named has sole voting and investment power with respect to the shares indicated. The percentages set forth below have been computed based on the number of outstanding shares of our common stock, which were 3,783,567 shares as of May 31, 2005.

	Beneficial Ownership As of May 31, 2005
Name and Address of Beneficial Owner	Number of Shares		Percent of Class*
Patrick F. O'Neal President, Chief Executive Officer and Director 420 East South Temple, Suite 400, Salt Lake City, UT 84111	98,454	(1)	3%
Eric Olafson Director 420 East South Temple, Suite 400, Salt Lake City, UT 84111	24,466	(2)	**
C. Lloyd Mahaffey Chairman of the Board 420 East South Temple, Suite 400, Salt Lake City, UT 84111	18,937	(3)	**
Kim A. Cooper Director 420 East South Temple, Suite 400, Salt Lake City, UT 84111	16,650	(4)	**
Phillip J. Windley PhD Director 420 East South Temple, Suite 400, Salt Lake City, UT 84111	10,306	(5)	**
Richard E. Dyer Director 420 East South Temple, Suite 400, Salt Lake City, UT 84111	9,000	(6)	**
Anthony J. Sansone Senior Vice President, Chief Financial Officer and Corporate Secretary 420 East South Temple, Suite 400, Salt Lake City, UT 84111	8,070	(7)	**
Donald H. Livingstone Director 420 East South Temple, Suite 400, Salt Lake City, UT 84111	8,000	(8)	**
Stephen W. Fulling Senior Vice President and Chief Technology Officer 420 East South Temple, Suite 400, Salt Lake City, UT 84111	7,916	(9)	**
Chris Wells Vice President of Customer Relations 420 East South Temple, Suite 400, Salt Lake City, UT 84111	1,562	(10)	**
Thomas C. Tyler Senior Vice President of Sales and Marketing 420 East South Temple, Suite 400, Salt Lake City, UT 84111	1,000		**
All executive officers and directors as a group (11 persons)	204,361	(11)	5%

*
Beneficial ownership as a percentage of the class for each person holding options, warrants or other rights exercisable within 60 days of May 31, 2005 has been calculated as though shares of our common stock subject to such options were outstanding, but such shares have not been deemed outstanding for the purpose of calculating the percentage of the class owned by any other person.

**
Represents less than 1% of the outstanding shares of our common stock.

(1)
Includes presently exercisable options to purchase 74,062 shares of our common stock.

(2)
Includes presently exercisable options to purchase 12,624 shares of our common stock.

(3)
Includes presently exercisable options to purchase 10,937 shares of our common stock.

(4)
Includes presently exercisable options to purchase 15,000 shares of our common stock.

(5)
Includes presently exercisable options to purchase 8,906 shares of our common stock.

(6)
Includes presently exercisable options to purchase 5,000 shares of our common stock.

(7)
Includes presently exercisable options to purchase 6,770 shares of our common stock.

(8)
Includes presently exercisable options to purchase 5,000 shares of our common stock.

(9)
Includes presently exercisable options to purchase 7,916 shares of our common stock.

(10)
Includes presently exercisable options to purchase 1,562 shares of our common stock.

(11)
Includes presently exercisable options to purchase 147,777 shares of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table contains information regarding our equity compensation plans as of March 31, 2005.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders (1)	402,619	$4.48	332,625
Equity compensation plans not approved by security holders (2)	110,000	$5.58	—

Total	512,619	$4.72	332,625

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

Item 12. Certain Relationships and Related Transactions.

        In March of 1999, we entered into a consulting agreement with GT Investments, a company that is wholly owned by Gary B. Filler, who served as our Chairman until September 2004. Under the agreement, we paid GT Investments a monthly fee for services provided by Mr. Filler. The total expense we incurred under this arrangement with GT Investments was $33,000 for the year ended March 31, 2005. The consulting agreement was cancelled in September 2004.

Item 13. Exhibits and Reports on Form 8-K.

  (a)
  EXHIBITS

Number	Description	Incorporated by Reference	Filed Herewith
3.1	Amended and Restated Articles of Incorporation	(1)
3.3	Amended Bylaws	(1)
10.1	Sento Corporation 1999 Omnibus Stock Incentive Plan	(2)
10.2	Sento Corporation 1996 Employee Stock Purchase Plan (Amended and Restated)	(2)
10.3	Lease Agreement, dated January 1, 2000, between the Company and K.E.B. Enterprises LP	(2)
10.4	Lease Agreement, dated May 24, 2000, between the Company and Abinadi, Inc.	(2)
10.5	Business Lease with Wyoming Financial Properties Inc.	(3)
10.8	Equipment Lease with NTFC Capital Corporation	(4)
10.9	Lease agreement between the Company and Pracvest LLC	(5)
10.10	Loan and security agreement between the Company and Silicon Valley Bank dated April 15, 2003	(6)
10.12	Form of Warrant to purchase shares of Common Stock	(6)
10.13	Equipment lease with General Electric Capital Corporation dated April 30, 2002	(6)
10.14	First Amendment to Sento Corporation 1999 Omnibus Stock Incentive Plan	(6)
10.15	Canyon Park Technology Center Office Building Lease Agreement	(7)
10.16	Sublease agreement between Sento Corporation and Symantec Corporation	(7)
10.17	Securities Purchase Agreement dated March 30, 2004	(8)
10.18	Registration Rights Agreement dated March 30, 2004	(8)
10.19	Form of Common Stock Purchase Warrant	(8)
10.20	Amendment to Loan Documents with Silicon Valley Bank	(8)
10.21	Amended and Restated Schedule to Loan and Security Agreement with Silicon Valley Bank	(8)
10.22	Warrant to purchase Common Stock issued to Shareholder Relations	(8)
10.23	Form of Warrant to purchase Common Stock issuable to Remsen Funding Corporation	(8)

10.24	Employment Agreement between Sento Corporation and Patrick O'Neal	(9)
10.25	Employment Agreement between Sento Corporation and Thomas Tyler	(10)
10.26	Employment Agreement between Sento Corporation and Anthony Sansone	(11)
10.27	Lease Agreement with Bay Pacific, Co.		(12)
10.28	Amendment to Canyon Park Technology Center Office Building Lease Agreement		(12)
10.29	Amendment to Lease Agreement with K.E.B. Enterprises L.P.		(12)
10.30	Amendment to Loan Documents with Silicon Valley Bank		(12)
10.31	Amended and Restated Schedule to Loan and Security Agreement with Silicon Valley Bank		(12)
21	Subsidiaries of the Registrant		(12)
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm		(12)
31.1	Certification of the Company's Principal Executive Officer		(12)
31.2	Certification of the Company's Principal Financial Officer		(12)
32.1	Certification of the Company's Principal Executive Officer		(12)
32.2	Certification of the Company's Principal Financial Officer		(12)

(1)
Incorporated by reference to Form 8-K, filed with the Commission on June 8, 2005.

(2)
Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended March 31, 2000, filed with the Commission on June 16, 2000.

(3)
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

(6)
Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended March 31, 2003, filed with the Commission on June 30, 2003.

(7)
Incorporated by reference to Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2003, filed with the Commission on November 13, 2003.

(8)
Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004, filed with the Commission on May 20, 2004.

(9)
Incorporated by reference to Form 8-K filed with the Commission on November 24, 2004.

(10)
Incorporated by reference to Form 8-K filed with the Commission on November 30, 2004.

(11)
Incorporated by reference to Form 8-K filed with the Commission on June 10, 2005.

(12)
Filed herewith and attached to this Annual Report on Form 10-KSB for the fiscal year ended March 31, 2005.

Item 14. Principal Accountant Fees and Services

Audit Fees

        The aggregate fees billed by Ernst & Young LLP, our independent public accountants ("E&Y"), for professional services rendered for the audit of our financial statements and the reviews of our financial statements included in our Quarterly Reports on Forms 10-Q were approximately $106,000 for the fiscal year ended March 31, 2005 and approximately $61,000, for the fiscal year ended March 31, 2004.

Audit-Related Fees

        The aggregate fees billed by E&Y for assurance and related services performed by E&Y that were reasonably related to the performance of the audit of our financial statements and are not reported in the preceding paragraph were approximately $82,000 for the fiscal year ended March 31, 2005 and approximately $17,000 for the fiscal year ended March 31, 2004. Audit-related fees relate primarily to audits of employee benefit plans, review of the Company's Form S-3 filed in fiscal 2005 and miscellaneous accounting and internal control related consultations including consultations on merger and acquisition activity.

Tax Fees

        The aggregate fees billed by E&Y for tax compliance, tax advice and tax planning were approximately $25,000 for the fiscal year ended March 31, 2005 and approximately $15,000 for the fiscal year ended March 31, 2004. For fiscal 2005 and 2004, tax fees related primarily to the preparation of our income tax returns

All Other Fees

        There were no fees billed for other non-audit services during fiscal years 2005 and 2004.

Pre-Approval Policies and Procedures

        The Audit Committee of our Board of Directors ensures that we engage our public accountants to provide only audit and non-audit services that are compatible with maintaining the independence of our public accountants. Our Audit Committee approves or pre-approves all services provided by our public accountants. Permitted services include audit and audit-related services, tax and other non-audit related services. Certain services are identified as restricted. Restricted services are those services that may not be provided by our external public accountants, whether identified in statute or determined in the opinion of our Audit Committee to be incompatible with the role of an independent auditor. All fees identified in the preceding four paragraphs were approved by our Audit Committee. During the fiscal year ended March 31, 2005, our Audit Committee reviewed all non-audit services provided by our external public accountants, and concluded that the provision of such non-audit services was compatible with maintaining the independence of the external public accountants.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, on June 28, 2005.

SENTO CORPORATION
By:	/s/ PATRICK F. O'NEAL Patrick F. O'Neal President and Chief Executive Officer
By:	/s/ ANTHONY J. SANSONE Anthony J. Sansone Senior Vice President, Chief Financial Officer and Corporate Secretary

        In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 28, 2005.

Signature	Title	Date

/s/ C. LLOYD MAHAFFEY C. Lloyd Mahaffey	Director, Chairman of the Board	June 28, 2005
/s/ PATRICK F. O'NEAL Patrick F. O'Neal	President, Chief Executive Officer and Director (Principal Executive Officer)	June 28, 2005
/s/ KIM A. COOPER Kim A. Cooper	Director	June 28, 2005
/s/ ERIC OLAFSON Eric Olafson	Director	June 28, 2005
/s/ DONALD H. LIVINGSTONE Donald H. Livingstone	Director	June 28, 2005
/s/ RICHARD E. DYER Richard E. Dyer	Director	June 28, 2005
/s/ PHILLIP J. WINDLEY Phillip J. Windley	Director	June 28, 2005
/s/ ANTHONY J. SANSONE Anthony J. Sansone	Senior Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)	June 28, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Sento Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Sento Corporation and Subsidiaries as of March 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sento Corporation and Subsidiaries at March 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

                      /s/ Ernst & Young LLP

Salt Lake City, Utah
April 19, 2005

Sento Corporation and Subsidiaries

Consolidated Balance Sheets

	March 31 2005	March 31 2004
Assets
Current assets:
Cash and cash equivalents	$5,698,195	$6,567,811
Accounts receivable, less allowance for doubtful accounts of $749,000 and $264,000 at March 31, 2005 and 2004, respectively	4,326,315	4,632,111
Prepaid and other current assets	643,059	456,182

Total curent assets	10,667,569	11,656,104
Property and equipment, net	4,031,632	4,220,560
Intangible assets, net	1,229,607	—
Other assets	296,775	132,896

Total assets	$16,225,583	$16,009,560

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,110,013	$1,334,409
Accrued salaries and payroll taxes	1,559,676	923,757
Accrued restructuring expense	118,793	—
Accrued financing costs	—	627,364
Current portion of long-term debt and capital leases	745,699	728,357
Other current liabilities	635,834	843,083

Total current liabilities	5,170,015	4,456,970
Long-term debt and capital leases, net of current portion	959,259	656,324
Accrued contingent consideration from business acquisition	907,898	—
Commitments and contingencies
Stockholders' equity:
Common stock, $.25 par value, 50,000,000 shares authorized; shares issued and outstanding, 3,860,304 and 3,452,898 at March 31, 2005 and 2004, respectively	965,077	863,225
Additional paid-in capital	20,662,508	20,512,919
Treasury stock	(203,681)	—
Accumulated deficit	(12,278,163)	(10,479,878)
Accumulated other comprehensive income:
Cumulative foreign currency translation adjustment	42,670	—

Total stockholders' equity	9,188,411	10,896,266

Total liabilities and stockholders' equity	$16,225,583	$16,009,560

See accompanying notes.

Sento Corporation and Subsidiaries

Consolidated Statements of Operations

	Year Ended
	March 31 2005	March 31 2004
Revenue, net	$31,785,561	$21,396,118
Cost of sales (excluding stock based compensation of $2,099 and $233,635 for 2005 and 2004, respectively)	27,252,379	18,071,787

Gross profit	4,533,182	3,324,331
Selling, general, and administrative expenses (excluding stock based (benefit) compensation of $(348,436)and $1,328,473 for 2005 and 2004, respectively)	5,090,976	2,665,723
Product development	292,303	—
Specific reserve for doubtful account	475,000	—
Amortization of intangible assets	136,594	—
Restructuring charge	220,000	—
Non-cash charge for valuation of warrants	239,558	—
Stock based (benefit) compensation	(346,337)	1,562,108

Loss from operations	(1,574,912)	(903,500)
Interest income	96,986	23,452
Interest expense	(129,747)	(236,244)
Non-cash interest expense related to warrants issued with convertible debentures	(13,568)	(228,162)
Other expense, net	(33,771)	(120,776)

Net loss before provision for income taxes	(1,655,012)	(1,465,230)
Income taxes	(143,273)	—

Net loss	(1,798,285)	(1,465,230)
Deemed dividend as a result of warrant modification	(37,875)	—

Net loss attributable to common stockholders	$(1,836,160)	$(1,465,230)

Net loss per share — basic and diluted	$(0.49)	$(0.63)

Weighted average shares outstanding	3,754,627	2,317,516

See accompanying notes.

Sento Corporation and Subsidiaries

Consolidated Statement of Stockholders' Equity and Comprehensive Loss

	Common Stock					Accumulated Other Comprehensive Income
			Additional Paid-in Capital	Treasury Stock	Accumulated Deficit		Total Stockholders' Equity
	Shares	Amount
Balances at March 31, 2003	2,099,810	$524,953	$11,919,653	$—	$(9,014,648)	$—	$3,429,958
Issuance of common stock and warrants	634,962	158,740	5,884,094	—	—	—	6,042,834
Exercise of warrants	69,083	17,271	(11,646)	—	—	—	5,625
Exercise of stock options	54,432	13,608	73,963	—	—	—	87,571
Employee stock purchases	18,231	4,558	21,877	—	—	—	26,435
Issuance of common stock upon conversion of debentures	576,380	144,095	776,961	—	—	—	921,056
Issuance of warrants in conjunction with debt	—	—	262,992	—	—	—	262,992
Stock-based compensation on revaluation of stock options	—	—	1,562,108	—	—	—	1,562,108
Revaluation of non-employee warrants issued for services	—	—	22,917	—	—	—	22,917
Comprehensive loss:
Net loss	—	—	—	—	(1,465,230)	—	(1,465,230)

Net comprehensive loss	—	—	—	—	—	—	(1,465,230)

Balances at March 31, 2004	3,452,898	$863,225	$20,512,919	$—	$(10,479,878)	$—	$10,896,266
Adjustment to accrued offering costs from March 2004 offering of common stock and warrants	—	—	(53,973)	—	—	—	(53,973)
Exercise of warrants	217,853	54,463	33,662	—	—	—	88,125
Exercise of stock options	168,752	42,189	229,156	—	—	—	271,345
Employee stock purchases	22,565	5,641	70,471	—	—	—	76,112
Stock-based compensation on revaluation of stock options	—	—	(346,337)	—	—	—	(346,337)
Non-employee warrants issued for services	—	—	239,558	—	—	—	239,558
Common stock cancelled to satisfy receivable	(1,764)	(441)	(22,948)	—	—	—	(23,389)
Purchase of treasury stock	—	—	—	(203,681)	—	—	(203,681)
Comprehensive loss:
Cumulative foreign currency translation adjustment	—	—	—	—	—	42,670	42,670
Net loss	—	—	—	—	(1,798,285)	—	(1,798,285)

Net comprehensive loss	—	—	—	—	—	—	(1,755,615)

Balances at March 31, 2005	3,860,304	$965,077	$20,662,508	$(203,681)	$(12,278,163)	$42,670	$9,188,411

See accompanying notes.

Sento Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended
	March 31 2005	March 31 2004
Cash flows from operating activities:
Net loss	$(1,798,285)	$(1,465,230)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,644,242	1,478,989
Amortization of intangible assets	136,594	—
Amortization of debt offering costs	41,610	83,598
Non-cash interest expense related to warrants issued with convertible debentures	13,568	228,162
Stock-based (benefit) compensation on revaluation of stock options	(346,337)	1,562,108
Valuation of non-employee warrants issued for services	239,558	22,917
Provisions for losses on accounts receivable and sales returns and allowances	618,826	280,469
Restructuring charge	220,000	—
Net loss on disposal of assets	784	2,668
Changes in operating assets and liabilities:
Accounts receivable	1,499,492	(2,063,717)
Other assets	(39,671)	(214,882)
Accounts payable	(255,374)	(394,359)
Accrued liabilities and other	(423,099)	497,269

Net cash provided by operating activities	1,551,908	17,992
Cash flows from investing activities:
Capital expenditures	(1,230,222)	(1,309,442)
Proceeds from sale of assets	3,527	1,362
Acquisition of business, including purchase of acquired business' secured debt	(887,177)	—

Net cash used in investing activities	(2,113,872)	(1,308,080)
Cash flows from financing activities:
Proceeds from issuance of long-term debt and line of credit	1,175,352	381,563
Principal payments on long-term debt, capital leases, and line of credit	(1,076,238)	(1,371,560)
Proceeds received from debenture offering	—	240,000
Principal payments on debentures	—	(765,270)
Proceeds from issuance of common stock (including $627,364 of accrued offering costs)	—	6,670,198
Payment of accrued offering costs	(681,337)	—
Proceeds from exercise of stock options, warrants and employee stock purchases	435,582	119,631
Purchase of treasury stock	(203,681)	—

Net cash provided by (used in) financing activities	(350,322)	5,274,562
Effect of foreign currency translation	42,670	—

Net increase (decrease) in cash and cash equivalents	(869,616)	3,984,474
Cash and cash equivalents at beginning of year	6,567,811	2,583,337

Cash and cash equivalents at end of year	$5,698,195	$6,567,811

See accompanying notes.

Sento Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended
	March 31 2005	March 31 2004
Supplemental disclosures of cash flow information
Cash paid for interest	$127,832	$264,420
Cash paid for taxes	$46,477	$—
Noncash investing and financing activities:
Assets acquired under capital leases and notes payable	$157,136	$263,216
Conversion of debentures for common stock	$—	$982,080
Common stock cancelled to satisfy receivable	$23,389	$—
Assets acquired and liabilities assumed through business acquisition:
Assets acquired:
Receivables	$1,835,911	$—
Property and equipment	201,810	—
Other assets, including $1,366,201 of intangible assets	1,690,560	—

Total assets acquired	3,728,281	—
Less liabilities assumed:
Accounts payable	1,030,978	—
Accrued contingent consideration	907,898	—
Long-term debt and capital leases	51,680	—
Other liabilities, including $75,000 of accrued purchase liabilities	850,548	—

Net cash paid	$887,177	$—

See accompanying notes.

1.    Description of Business

        Sento Corporation (Sento) is a global provider of call and contact center solutions for customer acquisition, customer service, service intervention and technical support for a diversified portfolio of organizations. These services include self-help, live chat, Web collaboration, email, and telephone. Sento deploys a distributed workforce strategy and customer-centric applications to provide customer care and support. Sento conducts its principal business through its wholly-owned subsidiaries Sento Technical Services Corporation and Xtrasource Acquisition, Inc.

2.    Significant Accounting Policies

Principles of Consolidation

        The accompanying financial statements include the consolidated financial statements of Sento and its wholly-owned subsidiaries (collectively, the Company). All significant intercompany balances and transactions have been eliminated in consolidation.

Allowance for Doubtful Accounts

        The Company has established an allowance for doubtful accounts to reserve for uncollectible accounts receivable. Receivables are reviewed on an account-by-account basis to determine the probability of collection. Management judgment is exercised in determining the probability of collection. Factors considered in making this judgment are the age of the receivable, the financial resources of clients, previous client history and recent client communications. Credit losses have generally been within management's expectations with the exception of a specific reserve recorded in fiscal 2005 of $475,000 for a financially distressed client. However, there can be no assurance that future credit losses will be within amounts estimated by management.

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

        Costs associated with software developed for internal use are either expensed or capitalized pursuant to the provisions of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Amounts capitalized are amortized over the estimated useful life of the software, generally three years.

Financial Instruments

        The carrying value of accounts receivable, accounts payable, accrued expenses, and debt approximate their estimated fair value.

Intangible Assets

        Intangible assets consist of customer contracts and a customer base acquired through the acquisition of Xtrasource. The Company engaged an independent valuation expert to determine the value of these assets which are being amortized on a straight line basis over their expected useful life of five years. Management intends to review these assets for impairment on an annual basis. The Company anticipates incurring amortization expense related to these assets of $273,240 per year for fiscal years ending March 31, 2006 through March 31, 2009 and amortization expense of $136,647 for the fiscal year ending March 31, 2010.

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

        The Company primarily generates revenue by delivering technical assistance to users of its customers' products through the use of live chat, Web collaboration, email and telephone interactions. Revenue is recognized as the service is provided, based on the terms of the underlying customer contract, generally based on a monthly, hourly, per minute or per call rate. The Company also provides licenses to its customers for the use of certain of its customer contact software tools that are hosted by the Company. In these arrangements, the customers are charged a monthly fee based on the number of users. Revenue under these arrangements is recognized as the service is provided.

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

        The fair values of stock option grants for the years presented were determined using the Black-Scholes option pricing model and the following assumptions: expected stock price volatility of 66% to 76%, risk-free interest rates ranging from 2.7% to 3.8%, weighted average expected option lives of 5 years, and no dividend yield. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect their fair value, in management's opinion, the existing models do not necessarily provide a reliable measure of the fair value of stock options and restricted stock.

        The Company's pro forma information is as follows:

		2005	2004
Net income (loss) attributable to common stockholders	As reported	$(1,836,160)	$(1,465,230)
	Pro forma	$(2,299,184)	$(1,893,726)
Basic and diluted income (loss) per share	As reported	$(0.49)	$(0.63)
	Pro forma	$(0.61)	$(0.82)

        The full impact of calculating compensation cost for stock options under SFAS 123 may not be representative of the effects on reported net income (loss) for future years.

Advertising

        Advertising costs are expensed as incurred. Advertising costs amounted to $163,109 and $82,497 in fiscal 2005 and 2004, respectively.

Net Loss Per Common Share

        Basic loss per share is computed in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic net loss per share is computed as net income or loss divided by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur from common shares issueable through stock options, warrants, and other convertible securities, if dilutive. The computation of diluted net loss per share does not assume exercise or conversion of securities that would have an antidilutive effect on net loss per common share. During the years ended March 31, 2005 and 2004, stock options and warrants for the purchase of 259,601 and 646,101 shares of common stock, respectively, were excluded from the computation of diluted net loss per share as the impact would have been antidilutive.

Comprehensive Loss

        Comprehensive loss is comprised of net loss and other comprehensive income. Other comprehensive income in 2005 includes certain changes in equity of the Company that are excluded from net loss. There were no items of other comprehensive loss during fiscal 2004.

Concentration of Credit Risk

        In the normal course of business, the Company provides unsecured credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses. Two customers accounted for 46% of revenues for the year ended March 31, 2005. These two customers accounted for 28% and 18%, respectively of fiscal 2005 revenue. Two customers accounted for 47% of revenues for the year ended March 31, 2004. These two customers accounted for 29% and 18%, respectively, of fiscal 2004 revenue.

Use of Estimates

        Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles. Actual results could differ from those estimates.

Reclassifications

        Certain items in the fiscal 2004 consolidated financial statements have been reclassified to conform to the fiscal 2005 presentation.

3.    Property and Equipment

        Property and equipment consisted of the following:

	March 31, 2005	March 31, 2004
Leasehold improvements	$1,027,363	$1,713,258
Furniture, fixtures, equipment and software	10,382,930	8,127,359

	11,410,293	9,840,617
Less accumulated depreciation	(7,378,661)	(5,620,057)

	$4,031,632	$4,220,560

        Depreciation for the fiscal 2005 and fiscal 2004 years was $1,644,242 and $1,478,989, respectively. Depreciation expense includes amortization of assets acquired under capital leases.

4.    Notes Payable and Capital Leases

        Effective March 31, 2005, the Company renewed its line of credit with a bank that allows the Company to borrow up to $3,000,000 or 80% of eligible accounts receivable. The line of credit accrues interest at 1% over of the bank's prime rate (5.75% as of March 31, 2005) and matures on March 31, 2007. There were no amounts drawn on this line of credit at March 31, 2005.

        Effective March 31, 2005, the Company also entered into a new term debt agreement with a bank for equipment financing. The loan allows for minimum $100,000 draws with a maximum of $1,000,000 through March 31, 2006. The Company is required to make interest-only payments equal to 1.5% over the bank's prime rate during the draw-down period. At the end of the draw-down period, the Company will be required to pay monthly installments of principal and interest over 36 months. Substantially all of the assets of the Company serve as collateral for the Company's existing bank debt and the above loan and line of credit.

        The foregoing loan agreements call for the Company to maintain certain liquidity or profitability and net worth covenants. The Company was in compliance with all debt covenants at March 31, 2005.

        During April 2003, the Company issued a warrant to the bank, in connection with obtaining credit facilities, to purchase 60,000 shares of common stock at $1.79 per share. The relative fair value of the warrant of $42,000 (as determined using the Black Scholes valuation model with the following assumptions: contractual life—3 years; volatility—66%; risk free interest rate—3.34%) was recorded as a debt discount and is being amortized to interest expense over the life of the underlying debt. During fiscal 2004, $16,000 of interest expense was recognized related to the amortization of the debt discount. During 2004, the bank exercised the above warrant utilizing cashless exercise provisions by tendering all 60,000 warrants for a net 47,655 shares of common stock.

        Long-term debt, including capital lease obligations, consist of the following:

	March 31, 2005	March 31, 2004
7.5% note payable in monthly installments totaling $23,260, including interest, secured by furniture and equipment	$556,534	—
8.5% note payable in monthly installments totaling $22,150, including interest, secured by furniture and equipment	702,076	—
3.5% note payable in quarterly installments totaling $13,773, including interest, secured by equipment	105,963	—
6.0% note payable in monthly installments totaling $25,131, including interest, secured by furniture and equipment	—	$195,757
6.7% note payable in monthly installments totaling $1,973, including interest, secured by equipment	—	5,784
8.0% note payable in monthly installments of $28,555 plus interest, secured by furniture and equipment	—	228,437
8.0% note payable in monthly installments of $8,333 plus interest, secured by furniture and equipment	—	216,667
10.0% notes payable in monthly installments of $2,719 plus interest, secured by furniture and equipment	—	67,969

Gross installment notes payable	1,364,573	714,614
Less: discount on installment notes payable	(14,006)	(26,354)

Net installment notes payable	1,350,567	688,260
Present value of net minimum capital lease payments	354,391	696,421

Total debt and capital leases	1,704,958	1,384,681
Less: current portion	(745,699)	(728,357)

Long-term debt and capital leases, net of current portion	$959,259	$656,324

        Capital leases are for equipment. The majority of these leases have bargain purchase provisions. Future minimum capital lease payments, excluding taxes, insurance and other costs, and aggregate maturities of installment notes payable as of March 31, 2005 were as follows:

	Capital Leases	Notes Payable
Fiscal Year
2006	$297,794	$499,145
2007	87,897	549,860
2008	—	315,568

Total payments	385,691	$1,364,573

Less amounts representing interest	(31,300)

Present value of net minimum capital lease payments	$354,391

5.    Convertible Debentures

        In February 2000, the Company issued $1,287,000 of convertible subordinated debentures in $1,000 units consisting of one $990 debenture and warrants to purchase 100 shares of common stock. On April 15, 2003, the Company completed a refinancing of its convertible subordinated debentures whereby all of the February 2000 debentures were repaid or exchanged for new convertible subordinated debentures. In total, the Company issued 1,002 units at $1,000 each, consisting of one $990 debenture and warrants to purchase 250 shares of the Company's common stock at $2.25 per share. During 2004, all of the outstanding convertible debentures were converted into common stock and certain debenture holders exercised warrants utilizing cashless exercise provisions by tendering 37,500 warrants for a net 21,428 shares of common stock. During fiscal 2005, 204,250 warrants were tendered for a net 167,853 shares of common stock under the cashless exercise provisions of the warrants.

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

        The Company also issued warrants for the purchase of 50,000 shares of common stock to a placement agent for services rendered in conjunction with the refinancing. All 50,000 of these warrants were exercised for cash during fiscal 2005. Warrants for 37,500 shares of common stock were exercised at $1.60 per share, and warrants for 12,500 shares common stock were exercised at $2.25 per share. The relative fair value of the warrant of $36,000 (as determined using the Black Scholes valuation model with the following assumptions: contractual life—3 years; volatility—66%; risk free interest rate—3.34%) was recorded as a deferred financing cost (included in other assets) and additional paid-in capital and was amortized to interest expense in fiscal 2004.

6.    Income Taxes

        As of March 31, 2005 and 2004, the Company had federal and state net operating loss carryforwards of approximately $10,537,000 and $8,255,000 respectively. The net operating loss and credit carryforwards will expire at various dates beginning in 2020 through 2025, if not utilized.

        Income tax expense from continuing operations consists of the following:

	Current	Deferred	Total
Year ended March 31, 2005:
Federal	$—	$—	$—
State	3,292	—	—
Foreign	139,981	—	—

	$143,273	$—	$—

Year ended March 31, 2004:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—

	$—	$—	$—

        Actual income tax expense differs from the "expected" tax expense (computed by applying the U.S. federal corporate income tax rate of 34% to income before income taxes) as follows:

	Year Ended
	March 31 2005	March 31 2004
Computed "expected" tax benefit	$(562,704)	$(498,178)
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal tax benefit	(51,323)	(48,352)
Change in valuation allowance	733,000	759,000
Nondeductible meals and entertainment and other	90,355	33,797
Change in estimates and return to accrual differences	(66,055)	(246,267)

Income tax expense	$143,273	$—

        Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes are as follows:

	March 31, 2005	March 31, 2004
Deferred tax assets:
Net operating loss carryforwards	$3,930,000	$3,079,000
Deferred and accrued compensation	100,000	80,000
Intangible assets	166,000	131,000
Accrued liabilities	122,000	—
Allowances and reserves	249,000	99,000
Stock-based compensation	6,000	489,000
Other, net	8,000	6,000

Deferred tax assets	4,581,000	3,884,000
Deferred tax liabilities:
Property and equipment	(26,000)	(62,000)

Net deferred tax assets	4,555,000	3,822,000
Valuation allowance	(4,555,000)	(3,822,000)

Total	$—	$—

        Domestic and foreign components of income (loss) before income taxes are as follows:

	March 31, 2005	March 31, 2004
Domestic	$(2,056,505)	$(1,465,230)
Foreign	401,493	—

Total	$(1,655,012)	$(1,465,230)

        Utilization of the Company's net operating loss carryforwards is limited to the future taxable income of the Company. Under the "change of ownership" provisions of the Internal Revenue Code, utilization of the net operating loss carryforwards may be subject to an annual limitation.

        The net valuation allowance increased by $733,000 and $759,000 during the years ended March 31, 2005 and 2004, respectively.

7.    Operating Leases

        The Company has non-cancelable operating leases for equipment and office space. The Company incurred rent expense of $1,356,778 and $845,748 for the years ended March 31, 2005 and March 30, 2004, respectively. The Company subleases space in two of its facilities under non-cancelable operating

leases.    Future minimum rent payments, and amounts due under subleases, under non-cancelable operating leases are as follows:

	Minimum Lease Payment	Amounts Due Under Subleases	Net Amount After Subleases
Fiscal Year
2006	$1,814,867	$146,142	$1,668,725
2007	1,549,721	46,752	1,502,969
2008	1,399,000	46,752	1,352,248
2009	1,143,051	15,584	1,127,467
2010	727,336	727,336

8.    Retirement Plan

        The Company has a qualified defined contribution retirement plan under Section 401(k) of the Internal Revenue Code. The plan covers all employees who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. In addition, employer contributions are made at the discretion of the Board of Directors. Participants are fully vested at all times in employee contributions. Employer contributions vest over a six-year period. No employer contributions were made during fiscal years 2005 and 2004.

9.    Common Stock

Issuance of Common Stock

        In March 2004, the Company completed a private placement for the sale of 634,962 shares of common stock at a price of $10.56 per share, resulting in net proceeds of $5,988,861. The terms of the private placement required the Company to file a registration statement covering such shares of common stock.

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

Stock Options

        The Company has adopted a stock option plan (the "Plan") pursuant to which the Company's Board of Directors may grant stock options to officers and key employees. The Plan authorizes grants of options to purchase up to 1,025,000 shares of authorized but unissued common stock. Stock options are granted with an exercise price not less than the stock's fair market value at the date of grant. All stock options granted to employees have ten-year terms; stock options granted to non-management members of the Board of Directors generally have a five-year term. The number of shares granted, vesting period, and price per share are determined by the Board of Directors. Stock options generally vest over one to four years. At March 31, 2005, there were 248,259 additional shares available for future grant under the Plan.

        Stock option activity under the Plan, relating to qualified and nonqualified options during the periods indicated is as follows:

	2005		2004
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Balance outstanding at beginning of year	403,535	$2.15	439,845	$6.71
Granted	191,700	6.97	448,267	1.88
Exercised	(168,752)	1.61	(54,432)	1.61
Forfeited	(23,864)	5.37	(430,145)	6.79

Balance outstanding at end of year	402,619	4.48	403,535	2.15

Exercisable at end of year	149,881	$3.00	132,760	$2.39

        The following table summarizes information about stock options outstanding at March 31, 2005:

Exercise Price	Number Outstanding at March 31, 2005	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at March 31, 2005	Weighted- Average Exercise Price
		(Years)
$1.60	170,675	7.6	$1.60	106,809	$1.60
1.65-4.61	47,644	8.6	3.86	15,417	3.77
4.99	6,500	7.4	4.99	2,343	4.99
5.00	33,750	4.6	5.00	14,062	5.00
5.32	15,000	4.6	5.32	5,000	5.32
6.31	25,000	9.5	6.31	—	—
7.95	25,000	9.3	7.95	—	—
8.07	7,400	9.3	8.07	—	—
8.23	65,400	9.1	8.23	—	—
18.00	6,250	4.0	18.00	6,250	18.00

	402,619	7.8	$4.48	149,881	$3.00

        On April 23, 2003, the Company's Board of Directors approved an employee stock option exchange program ("Exchange Program"), pursuant to which the Company granted options to purchase 313,592 shares of the Company's common stock at an exercise price of $1.60 per share in exchange for options to purchase 377,342 shares of the Company's common stock at exercise prices in excess of $2.00 per share. The new options issued under the Exchange Program are subject to variable option accounting in accordance with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation. Under variable option accounting, the Company is required to recognize compensation expense in its consolidated statements of operations for any increase in the market price of the Company's common stock above $1.60 (the market price at the effective date of the exchange). This compensation must be recorded on a quarterly basis until the new options issued under the Exchange Program are exercised, forfeited or expire unexercised. The impact of the new options issued under the Exchange Program on the Company's consolidated financial statements will depend on quarterly fluctuations in the Company's common stock price and the dates of exercises, forfeitures or cancellations of the new options by employees. Moreover, because the precise amount of compensation expense will depend on the market price of the Company's common stock at the end of each quarterly period, the Company will not be able to forecast in advance the amount of compensation expense that it will incur in any future period. During the fiscal years ended March 31, 2005 and 2004, the Company recognized stock based compensation benefit (expense) of $346,337 and $(1,562,108), respectively, to reflect adjustments to the value of the options due to the changes in market price of the Company's common stock above the exercise price of $1.60 per share.

Employee Stock Purchase Plan

        The Company has adopted a stock purchase plan under which 175,000 shares of common stock are reserved for future issuance to employees of the Company. The purpose of the stock purchase plan is to provide a method whereby employees of the Company may acquire a proprietary interest in the Company through the purchase of shares of common stock. The stock purchase plan is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code. As of March 31, 2005, the Company had sold 90,634 shares to employees of the Company under this plan.

Stock Warrants

        The Company has periodically issued warrants in exchange for consulting services to non-employees. Warrants to non-employees for services have been accounted for pursuant to Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Accordingly, the warrants are periodically revalued based on the then fair market value of the underlying common stock during the performance period. The Company recognized non-employee stock based compensation expense of $239,558 and $22,917 for the fiscal years ended March 31, 2005 and 2004, respectively.

        In January 2004, the Company entered into a consulting agreement with terms that required the Company to issue the consultant warrants to purchase 5,000 shares of common stock each month. As of March 31, 2005 warrants to purchase 60,000 shares of common stock were outstanding under this agreement. The warrants vest 25% every three months from the date of issuance, have a term of three and one-half years, and have an exercise price of $3.00 per share. No further warrants will be issued under this agreement as the agreement has been terminated. The value of these warrants, as determined using the Black-Scholes valuation model, were recognized during the performance period as opposed to the vesting schedule since the period of performance has ended.

        Outstanding warrants to purchase shares of the Company's common stock, as of March 31, 2005, are as follows:

Warrants	Fiscal Year Issued	Number Of Warrants	Exercise Price	Expiration
Consultant for services	2004	20,000	2.70	August 2005
Purchasers of convertible debentures	2004	6,250	2.25	April 2006
Consultant for services	2005	60,000	3.00	July 2007-April 2008
Private placement of common stock	2004	126,992	12.67	September 2007
Placement agent in conjunction with issuance of common stock	2004	30,000	12.67	September 2007

		243,242

Treasury Stock

        On February 28, 2005, Sento's Board of Directors approved a stock buy-back plan authorizing Sento to repurchase up to 10% of its then outstanding common stock over a one-year period. The purchase price, amount of shares per purchase, and the specific purchase dates are subject to approval by Sento's Board of Directors and compliance with regulations of the Securities and Exchange Commission. As of March 31, 2005, Sento had repurchased 59,799 shares of common stock at a total cost of $203,681.

10.    Related Party Transactions

        In March of 1999, Sento entered into a consulting agreement with GT Investments, a company that is wholly owned by Gary B. Filler, who served as Sento's Chairman until September 2004. Under the agreement, Sento paid GT Investments a monthly fee for services provided by Mr. Filler. The total expense incurred by Sento under its arrangement with GT Investments was $33,000 for the fiscal year ended March 31, 2005 and $66,000 for the fiscal year ended March 31, 2004. The consulting agreement was cancelled in September 2004.

        During fiscal 2005, the Company acquired the assets of Xtrasource, Inc. (see note 12). Under the provisions of the purchase agreement, the Company agreed to pay the former shareholders of Xtrasource, Inc. a quarterly earnout consisting of 30% of earnings before interest, taxes, depreciation and amortization generated from the Xtrasource operations ("EBITDA"). In addition, the Company has agreed to advance the former shareholders of Xtrasource, Inc. up to $200,000 (line of credit) for the payment of their portion of closing costs for the transaction and for the settlement of liabilities not assumed by the Company in the acquisition. These advances are to be repaid by reductions in the earnout payments to the former shareholders. Thomas C. Tyler, the Company's current Senior Vice President of Sales and Marketing is one of the former shareholders of Xtrasource, Inc. As of March 31, 2005, the Company has not paid any contingent earnout relating to the Xtrasource acquisition. However, the Company has accrued contingent consideration of $907,898 for this acquisition. This accrued amount includes a reduction of $84,729 for advances through March 31, 2005 against the $200,000 line of credit.

11.    Facilities Consolidation

        In January 2005, Sento approved a plan to consolidate its Utah contact center facilities from three locations into one "super center" by July 2005. As part of this plan, $220,000 of expense was charged to Sento's statement of operations for fiscal 2005. Approximately $100,000 of this expense relates to the impairment of leasehold improvements in a contact center that Sento stopped using in March 2005. The remaining expense relates to accrued facilities and relocation costs for the abandoned facility.

12.    Business Acquisition

        Effective October 1, 2004, the Company, through its wholly-owned subsidiary, Xtrasource Acquisition, Inc. ("Acquisition"), acquired substantially all of the assets of Xtrasource, Inc. ("Xtrasource"), a non-affiliated, privately-held Delaware corporation with approximately $10 million in annual sales. Acquisition agreed to pay the former owners of Xtrasource a quarterly contingent earnout of 30% of earnings before interest, taxes, depreciation and amortization generated from the Xtrasource operations ("Earnout") for the quarterly periods between the closing and September 30, 2009 (with a maximum aggregate cap of $6.5 million). Earnout payments are subject to various reduction and offset rights including, but not limited to, reductions for debt payments (to secured and unsecured creditors) and working capital deficiencies. Acquisition has granted the former owners of Xtrasource a line of credit of no more than $200,000 to enable the former owners of Xtrasource to pay costs and expenses associated with closing its Brazilian subsidiary, which Acquisition did not acquire (nor assume its liabilities), and for ordinary course expenses related to the transaction. Amounts drawn on the line of credit will be deducted from Earnout payments. As of March 31, 2005, the Company had advanced $84,729, including interest, under the line of credit which is included as a deduction to the accrued contingent consideration in the accompanying consolidated financial statements. The Company's consolidated operating results contain the operating results of the acquired business from October 1, 2004 through March 31, 2005.

        The acquired assets consist of call center operations with facilities in the United States, the Netherlands and France. Xtrasource offers integrated customer solutions, including help desk, technical assistance, and live web chat. The purchase of Xtrasource provides the Company with a larger geographic footprint and additional language skills to enhance customer service. The purchase also allows the Company to broaden its product offerings. The purchase was accounted for as follows:

Assets acquired and liabilities assumed through business acquisition:
Receivables	$1,835,911
Property and equipment	201,810
Other assets, including $1,366,201 of intangible assets	1,690,560

Total assets acquired	3,728,281
Less liabilities assumed:
Accounts payable	1,030,978
Accrued contingent consideration	907,898
Long-term debt and capital leases	51,680
Other liabilities, including $75,000 of accrued purchase liabilities	850,548

Net cash paid	$887,177

        The intangible assets acquired consist primarily of the Xtrasource customer contracts and customer base. These intangible assets are being amortized over the expected useful life of five years. As of March 31, 2005, the Company's intangible assets consist entirely of the intangible assets acquired through this transaction. The carrying value of intangible assets at March 31, 2005 totaled $1,229,607, net of $136,594 of accumulated amortization.

        The accrued contingent consideration represents the Company's estimate of the Earnout liability. This estimate is based on the Company's forecasts of Xtrasource's earnings through September 2009. The actual amounts eventually paid for the Earnout could differ materially from management's estimate.

13.    Geographic Information

        Sento operates contact and call centers in the United States and Europe. The Company has attributed the following geographic area net revenue and long-lived assets based on physical location of operations centers for the fiscal years ended March 31, 2005 and 2004:

	March 31, 2005	March 31, 2004
Net revenue:
United States	$27,407,000	$21,396,000
Europe	4,379,000	—

Consolidated total	$31,786,000	$21,396,000

Long-lived assets:
United States	$4,246,000	$4,353,000
Europe	1,312,000	—

Consolidated total	$5,558,000	$4,353,000

14.    Recently Issued Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment(SFAS 123R), which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. The Company is required to adopt the accounting provisions of SFAS 123R for reporting periods beginning after December 15, 2006. The Company's pro forma disclosures currently permitted under SFAS 123 no longer will be an alternative to financial statement recognition under SFAS 123R. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, management is evaluating the requirements under SFAS 123R and expects the adoption could have a significant impact on Company's consolidated statements of operations and net income/loss per share.

15.    Subsequent Events

        On April 15, 2005, the Company completed its stock buy-back program. Subsequent to March 31, 2005, the Company purchased 16,938 shares of its common stock for $55,939 bringing the total common stock purchased under the buy-back program to 76,737 at a total cost of $259,620.