Form 10QSB
period 2005-06-30
SENTO CORP
filed 2005-08-15
CIK 4317

United States

Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-QSB

☒                                 Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2005

☐                                 Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 06425

SENTO CORPORATION

Exact Name of Small Business Issuer as
Specified in its Charter

Utah		87-0284979
(State or other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)

420 East South Temple, Suite 400
Salt Lake City, Utah 84111 (Address of Principal Executive Offices)

Issuer’s telephone number, including area code:  (801) 772-1100

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at July 31, 2005
Common capital stock $.25 par value	3,876,311

Transitional Small Business Disclosure Format (check one):

Yes ☐   No ☒

SENTO CORPORATION

Quarterly Report on Form 10-QSB

Quarter ended June 30, 2005

i

PART I.     FINANCIAL INFORMATION

Item 1.             Financial Statements

SENTO CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2005	March 31, 2005
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$5,112,449	$5,698,195
Accounts receivable, net	3,469,786	4,326,315
Other current assets	731,913	643,059
Total current assets	9,314,148	11,667,569

Property and equipment, net	4,244,438	4,031,632
Intangible assets, net	1,161,295	1,229,607
Other assets	302,496	296,775
Total Assets	$15,022,377	$16,225,583

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt and capital leases	$1,188,470	$745,699
Accounts payable	1,958,820	2,110,013
Accrued payroll and payroll taxes	1,357,944	1,559,676
Current portion of accrued restructuring expenses	172,347	118,793
Accrued liabilities and other	616,170	635,834
Total current liabilities	5,293,751	5,170,015

Long-term debt and capital leases, net of current portion	1,282,080	959,259
Accrued restructuring expenses, net of current portion	171,447	—
Accrued contingent consideration from business acquisition	907,898	907,898
Total liabilities	7,655,176	7,037,172

Stockholders’ equity:
Common stock	969,078	965,077
Additional paid-in capital	20,634,431	20,662,508
Treasury Stock	(259,620)	(203,681)
Accumulated other comprehensive income – foreign currency translation adjustment	(33,460)	42,670

Accumulated deficit	(13,943,228)	(12,278,163)
Total stockholders’ equity	7,367,201	9,188,411
Total Liabilities and Stockholders’ Equity	$15,022,377	$16,225,583

See accompanying notes.

SENTO CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	June 30, 2005	June 30, 2004

Revenue	$8,760,585	$6,566,748

Cost of sales	7,997,053	5,775,952

Gross profit	763,532	790,796

Product development	—	119,013
Selling, general and administrative expenses	1,886,506	826,481
Amortization of intangible assets	68,312	—
Restructuring charge	477,575	—
Non-cash charge for valuation of warrants	—	111,592
Stock-based compensation benefit	(54,572)	(150,749)
Operating loss	(1,614,289)	(115,541)

Other expense, net	(39,546)	(39,129)

Net loss before income taxes	(1,653,835)	(154,670)
Income taxes	11,230	—
Net loss	(1,665,065)	(154,670)
Deemed dividend as a result of warrant modification	—	(37,875)
Net loss attributable to common stockholders	$(1,665,065)	$(192,545)

Basic and diluted net loss per share	$(0.44)	$(0.05)

Basic and diluted weighted average number of common and common equivalent shares outstanding	3,785,264	3,627,686

See accompanying notes.

SENTO CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	June 30, 2005	June 30, 2004
Cash flows from operating activities:
Net loss	$(1,665,065)	$(154,670)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	510,125	389,931
Non-cash interest expense related to warrants issued with debt	3,174	4,257
Stock-based compensation	(54,572)	(150,749)
Restructuring charge	477,575	—
Revaluation of non-employee warrants issued for services	—	111,592

Changes in operating assets and liabilities:
Accounts receivable	856,529	1,558,312
Other assets	(104,965)	46,687
Accounts payable	(151,193)	(142,718)
Accrued liabilities and other	(351,226)	(361,414)
Net cash provided by (used in) operating activities	(479,618)	1,301,228
Cash flows used in investing activities:
Purchase of property and equipment	(766,973)	(287,616)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, capital leases and credit line	987,267	316,140
Principal payments of long-term debt, capital leases and credit line	(224,849)	(246,971)
Payment of accrued offering costs	—	(603,823)
Proceeds from exercise of stock options, warrants and employee stock purchases	30,496	165,473
Repurchase of common stock	(55,939)	—
Net cash provided by (used in) financing activities	736,975	(369,181)
Effect of foreign currency translations	(76,130)	—
Net increase (decrease) in cash and cash equivalents	(585,746)	644,431
Cash and cash equivalents at beginning of period	5,698,195	6,567,811
Cash and cash equivalents at end of period	$5,112,449	$7,212,242

See accompanying notes.

SENTO CORPORATION

AND SUBSIDIARIES

Supplemental Disclosures of Cash Flow Information

(Unaudited)

	Three Months Ended
	June 30, 2005	June 30, 2004

Cash paid for:
Interest	$49,755	$36,006
Income taxes	4,309	—

Non-cash investing and financing activities:

Equipment financed through long-term note	$—	$157,136

See accompanying notes.

SENTO CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2005

(Unaudited)

A.                                   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Sento Corporation (the “Company”) have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included.

Operating results for the three month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2005.

The Company’s operations are carried out by its two wholly-owned subsidiaries, Sento Technical Services Corporation, a Utah corporation, and Xtrasource Acquisition Inc., a Delaware corporation.  The Company’s operations are located in Utah, Wyoming, North Carolina, the Netherlands and France.  In addition, the Company has contractual relations with a third-party provider in India.

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

The fair values of stock option grants for the periods presented in the following financial statements were determined using the Black-Scholes option pricing model and the following assumptions: expected stock price volatility of 66% to 90%, risk-free interest rates ranging from 2.7% to 4.5%, weighted average expected option lives of 5 years, and no dividend yield. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect their fair value, in management’s opinion, the existing models do not necessarily provide a reliable measure of the fair value of stock options and restricted stock.

The Company applies APB 25 in accounting for options issued under the Sento Corporation 1999 Omnibus Stock Incentive Plan.  Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company’s loss would have been changed to the pro forma amounts indicated below for the three-month periods ended June 30, 2005 and 2004:

Three-month periods ended June 30, 2005 and 2004:

		2005	2004
Net loss attributable to common stockholders	As reported	$(1,665,065)	$(192,545)
	Pro forma	(1,771,613)	$(339,543)
Basic and diluted loss per share	As reported	$(0.44)	$(0.05)
	Pro forma	$(0.47)	$(0.09)

The full impact of calculating compensation cost for stock options under SFAS 123 may not be representative of the effects on reported net loss for future periods.

B.                                     LONG-TERM DEBT AND CAPITAL LEASES

Effective March 31, 2005, the Company renewed its line of credit with a bank that allows the Company to borrow up to $3,000,000 or 80% of eligible accounts receivable.  The line of credit accrues interest at 1% over of the bank’s prime rate (6% as of June 30, 2005) and matures on March 31, 2007.  As of June 30, 2005, the Company had $500,000 outstanding against the line.

Effective March 31, 2005, the Company also entered into a term debt agreement with a bank for equipment financing.  The loan allows for a minimum of $100,000 draws with a maximum of $1,000,000 through March 31, 2006.  The Company is required to make interest only payments equal to 1.5% over the bank’s prime rate during the draw-down period.  At the end of the draw-down period, the Company will be required to pay monthly installments of principal and interest over 36 months.  During the three months ended June 30, 2005, the Company drew a total of $487,267 on this facility which was all outstanding at June 30, 2005.

C.                                     COMMON STOCK

Three months ended June 30, 2005

During the three months ended June 30, 2005, options to purchase 250 shares of common stock were exercised and 15,757 shares of common stock were purchased by employees under the Company’s Employee Stock Purchase Plan, resulting in $30,496 of net proceeds to the Company.

On April 23, 2003, the Company’s Board of Directors approved an employee stock option exchange program (the “Exchange Program”), pursuant to which the Company granted options to purchase 313,592 shares of the Company’s common stock at an exercise price of $1.60 per share in exchange for the cancellation of options to purchase 377,342 shares of the Company’s common stock at exercise prices in excess of $2.00 per share.  The new options issued under the Exchange Program are subject to variable plan accounting in accordance with Financial Accounting Standards board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation.  Under variable plan accounting, the Company is required to recognize compensation expense (benefit) in its consolidated statements of operations for any change in the intrinsic value of the options.  The intrinsic value of the repriced options is based on the market price of the underlying shares of common stock and is calculated as the difference between the fair market value of the common stock and $1.60 (the market price at April 23, 2003, which was the effective date of the exchange).  This compensation adjustment must be recorded on a quarterly basis until the new options issued under the Exchange Program are exercised, forfeited or expire unexercised.  During the three months ended June 30, 2005, the Company recorded $54,572 of stock-based compensation benefit for these options since the value of the Company’s common stock decreased between March 31, 2005 and June 30, 2005.

The impact of the new options issued under the Exchange Program on the Company’s consolidated financial statements will depend on quarterly fluctuations in the price of the Company’s common stock and the dates of exercises, forfeitures or cancellations of the new options.  Moreover, because the precise amount of compensation expense will depend on the market price of the Company’s common stock at the end of each quarterly period, the Company will not be able to forecast in advance the amount of compensation expense (benefit) related to these options that it will incur in any future period.  As of June 30, 2005, options to purchase 117,889 shares of common stock remained outstanding under the Exchange Program.

On February 28, 2005, the Company’s Board of Directors approved a stock buy-back plan authorizing the Company to repurchase up to 10% of its then outstanding common stock over a one-year period.  The purchase price, amount of shares per purchase, and the specific purchase dates are subject to approval by the Company’s Board of Directors and compliance with regulations of the Securities and Exchange Commission.  During the three months ended June 30, 2005, the Company repurchased 16,938 shares of common stock at a cost of $55,939.  As of June 30, 2005, a total of 76,737 shares had been repurchased under the stock buy-back plan and are accounted for as treasury stock in the accompanying financial statements.

Three months ended June 30, 2004

During the three months ended June 30, 2004, options to purchase 93,179 shares of common stock were exercised and 14,820 shares of common stock were purchased by Company employees under the Company’s Employee Stock Purchase Plan, resulting in $39,866 of net proceeds to the Company.

During the three months ended June 30, 2004, warrants to purchase 204,250 shares of common stock were exercised under cashless provisions of the underlying warrant agreements resulting in the Company issuing 167,853 shares of common stock.

During the three months ended June 30, 2004, the Company recorded $150,749 of stock-based compensation benefit from marking to market the options repriced under the Exchange Program.

In January 2004, the Company entered into a consulting agreement with terms that required the Company to issue the consultant warrants to purchase 5,000 shares of common stock each month.   As of June 30, 2005 warrants to purchase 60,000 shares of common stock were outstanding under this agreement, of which warrants to purchase 15,000 shares were issued during the three months ended June 30, 2004. The warrants vest 25% every three months from the date of issuance, have a term of three and one-half years, and have an exercise price of $3.00 per share.  On October 31, 2004, the Company terminated the consulting agreement.  Accordingly, subsequent to October 31, 2004 no further warrants will be issued under the agreement.  The value of these warrants, as determined using the Black-Scholes valuation model, were recognized during the performance period as opposed to the vesting schedule since the period of performance has ended.

Effective May 21, 2004, the Company’s board of directors modified certain warrants to extend the expiration date from May 31, 2004 to August 31, 2004.  The value of this warrant modification, as determined using the Black-Scholes valuation model, was $37,875 (which is the difference between the value of the original warrants immediately prior to the modification and the value of the extended warrants).  In connection with this modification, the warrant holders did not provide any additional stated or unstated rights, privileges, or agreements to the Company. Accordingly, this transaction has been reflected as a “deemed dividend as a result of warrant modification” on the accompanying statement of operations and in determining net loss attributable to common stockholders.  On August 31, 2004, the subject warrants expired unexercised.

D.                                    LOSS PER SHARE

Loss per share is computed in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share.  Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period.  Diluted income or loss per share reflects the potential dilution that could occur from shares of common stock issuable through stock options, warrants and other convertible securities, if dilutive.  Options and warrants to purchase 70,699 shares of common stock have not been included in the calculation of diluted common stock outstanding for the three-month period ended June 30, 2005, because to do so would be anti-dilutive.  Options and warrants to purchase 18,552 shares of common stock have not been included in the calculation of diluted common stock outstanding for the three-month period ended June 30, 2004, because to do so would be anti-dilutive.

E.                                      FACILITIES CONSOLIDATION

In January 2005, Sento approved a plan to consolidate its Utah contact center facilities from three locations into one “super center” by July 2005.  During the three months ended June 30, 2005, the Company completed this plan and ceased using the second of the centers that was to be abandoned under the plan.  Costs incurred with closing this facility, including the impairment of leasehold improvements and the accrual of future lease obligations have been recorded as a restructuring charge in the Company’s condensed consolidated statement of operations for the three months ended June 30, 2005.  In addition, management determined that it was not economically feasible to open its contact center in Green River, Wyoming which has been and is currently idle.  Therefore, the cost of future lease payments for the Green River facility have also been included in the restructuring charge in the accompanying condensed consolidated statement of operations for the three months ended June 30, 2005.  The following summarizes the costs recorded as a restructuring charge during the three months ended June 30, 2005:

Discounted value of future facilities lease obligations	$329,831
Impairment of leasehold improvements	122,744
Moving costs and other	25,000
$477,575

The following is a reconciliation of accrued restructuring expense for the three months ended June 30, 2005:

Accrued restructuring expenses at March 31, 2005	$118,793
Accrual of future facilities lease obligations, moving and other costs	354,831
Costs paid during period	(129,830)
Accrued restructuring expenses at June 30, 2005	343,794
Current portion of accrued restructuring expenses	172,347
Long-term portion of accrued restructuring expenses	$171,447

F.                                  BUSINESS ACQUISITION

In October 2004 the Company, through its wholly-owned subsidiary, Xtrasource Acquisition, Inc. (“Acquisition”), acquired substantially all of the assets of Xtrasource, Inc. (“Xtrasource”), a non-affiliated, privately-held Delaware corporation with approximately $10 million in annual sales.  Acquisition agreed to pay the former owners of Xtrasource a quarterly contingent earnout of 30% of earnings before interest, taxes, depreciation and amortization (“Earnout”) for the quarterly periods between the closing and September 30, 2009 (with a maximum aggregate cap of $6.5 million).  Earnout payments are subject to various reduction and offset rights including, but not limited to, reductions for debt payments (to secured and unsecured creditors) and working capital deficiencies.  The accrued contingent consideration represents the Company’s estimate of the Earnout liability.  This estimate is based on the Company’s forecasts of Xtrasource’s earnings through September 2009.  The actual amounts eventually paid for the Earnout could differ materially from management’s estimate.

The acquired assets consist of call center operations with facilities in the United States, the Netherlands and France.  Assets acquired also include intangible assets consisting primarily of the Xtrasource assigned customer contracts and related customer base.  These intangible assets are being amortized over the expected useful life of five years.  As of June 30, 2005 and March 31, 2005, the Company’s intangible assets consist entirely of the intangible assets acquired through this transaction.  The carrying value of intangible assets at June 30, 2005 totaled $1,161,295, net of $204,906 of accumulated amortization.  The carrying value of intangible assets at March 31, 2005 totaled $1,229,607, net of $136,594 of accumulated amortization.

G.                                     INCOME TAXES

Income tax expense for the three month period ended June 30, 2005 consists of the provision for income taxes on the Company’s European operations.  Even though the Company had a consolidated net loss for the three months ended June 30, 2005, the Company’s operations are located in different tax jurisdictions and may require the payment of income taxes in specific jurisdictions.

H.                                    GEOGRAPHIC INFORMATION

The following geographic area data includes net revenue and long-lived assets based on physical location as of and for the three months ended June 30, 2005 and 2004:

	2005	2004
Revenue:
United States	$6,592,000	$6,567,000
Europe	2,169,000	—
Consolidated total	$8,761,000	$6,567,000

Long-lived assets:
United States	$4,503,000	$5,558,000
Europe	1,205,000	—
Consolidated total	$5,708,000	$5,558,000

I.                                         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R), which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. The Company is required to adopt the accounting provisions of SFAS 123R for reporting periods beginning after December 15, 2006.  The Company’s pro forma disclosures currently permitted under SFAS 123 no longer will be an alternative to financial statement recognition under SFAS 123R.  Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, management is evaluating the requirements under SFAS 123R and expects the adoption could have a significant impact on Company’s consolidated statements of operations and net income/loss per share.

Item 2.             Management’s Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-QSB that are not purely historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All forward-looking statements involve various risks and uncertainties.  Forward-looking statements contained in this Report include statements regarding our plans to develop and deliver integrated information technology services, market opportunities and acceptance, expectations, goals, revenues, financial performance, strategies, mission and intentions for the future.  Such forward-looking statements are included under “Management’s Discussion and Analysis or Plan of Operation” and encompass Sento’s beliefs, expectations, hopes or intentions regarding future events.  Words such as “expects,” “believes,” “anticipates,” “should,” and “likely” also identify forward-looking statements. All forward-looking statements included in this Report are made as of the date hereof, based on information available to us as of such date, and we assume no obligation to update any forward-looking statement.  It is important to note that such statements may not prove to be accurate and that our actual results and future events could differ materially from those anticipated in such statements.  Among the factors that could cause actual results to differ materially from our expectations are those described under “Management’s Discussion and Analysis or Plan of Operations---Risks Related to Existing and Proposed Operation.”  All subsequent written and oral forward-looking statements attributable to Sento or persons acting on our behalf are expressly qualified in their entirety by this section and other factors included elsewhere in this Report.

Overview

We are a global provider of custom solutions that leverage “Right Channeling,” a methodology for ensuring that companies make informed choices for multi-channel communication that support their business goals and customer expectations.  We offer call and contact center solutions for customer acquisition, customer service, service intervention and technical support.  We use modern customer contact centers, coupled with our state-of-the-art proprietary software systems, to provide domestic and international support services and technology solutions to our primary target markets consisting of either: (1) smaller to mid-sized companies that are outsourcing customer and technical support for the first time or seeking to continue outsourcing with a new vendor or combination of vendors; or (2) larger companies which may have already made the decision to outsource and are interested in deploying our Right Channeling and other unique offerings.  We conduct our principal business operations through our wholly-owned subsidiaries, Sento Technical Services Corporation and Xtrasource Acquisition, Inc.

Effective October 1, 2004, through our wholly-owned subsidiary, Xtrasource Acquisition, Inc., we acquired substantially all of the assets of Xtrasource, Inc. (“Xtrasource”), a non-affiliated, privately-held Delaware corporation with approximately $10 million in annual sales.  We have agreed to pay the former owners of Xtrasource a quarterly contingent earnout of 30% of earnings before interest, taxes, depreciation and amortization from the Xtrasource operations (the “Earnout”) for the quarterly periods between the closing and September 30, 2009 (with a maximum cap of $6.5 million).  Earnout payments are subject to various reduction and offset rights including, but not limited to, reductions for debt payments (to secured and unsecured creditors) and working capital deficiencies.  We granted the former owners of Xtrasource a line of credit of no more than $200,000 to enable Xtrasource to pay costs and expenses associated with closing its Brazilian subsidiary, which we did not acquire (and we did not assume its liabilities), and for ordinary course expenses related to the transaction.  Amounts drawn on the line of credit will be deducted from Earnout payments.  Our consolidated operating results contain the operating results of the acquired business for the three months ended June 30, 2005.

On January 27, 2005, we announced our intentions to consolidate our Utah call center operations from three centers into one primary super-center.  We completed this move during June 2005.  We believe we will be able to increase our efficiencies through this initiative and reduce the cost of providing our services over the long-term.  During the quarter ended June 30, 2005, we incurred moving costs of approximately $25,000 and a $123,000 write-down of property and equipment that was not needed after the move.  In addition, we accrued rent expense for the remaining lease term on the vacated Utah centers (approximately $62,000) during the three months ended June 30, 2005.  The above costs are identified as restructuring charges in our statement of operations for the three months ended June 30, 2005.  In addition, we reviewed the viability of the future utilization of our Green River, Wyoming facility that is currently not in use.  Based on our review, we determined that it would not be economically feasible to reopen this facility in the future and therefore have included the future costs associated with this facility ($268,000) in our restructuring accrual.  These restructuring charges discussed above had a negative impact on our operations during the quarter ended June 30, 2005.

We believe that a significant issue currently facing our company relates to the variable pricing of a significant number of our outstanding employee stock options.  In April 2003, we repriced the majority of our then outstanding employee stock options to the then-current market price of $1.60 per share.  This re-pricing was done to give our employees incentive to grow revenues and improve profitability, with the objective of increasing shareholder value.  We believe this re-pricing contributed in a large part to our improved operating results during the fiscal year ended March 31, 2004.  Under U.S. generally accepted accounting principles (“GAAP”), we are required to “mark to market” these employee options, by adjusting the non-cash compensation expense we record on these stock options on a quarterly basis until they are exercised, forfeited or expire. This non-cash expense is calculated by multiplying the number of currently exercisable options by the amount that the current market price of our common stock is above the exercise price of $1.60 per share, less any amounts previously recorded as expense for vested shares.  Thus, in a period of increasing stock prices we may record a significant amount of non-cash compensation expense.  Conversely, if our stock price falls in a future period, we may subsequently reverse a portion of the expense previously recognized with respect to stock options that remain outstanding.  These periodic adjustments of our non-cash compensation expense may result in significant volatility in the results of our operations.  During the three-month periods ended June 30, 2005 and 2004, we recognized non-cash compensation benefits of $55,000 and $151,000, respectively, to reflect adjustments to the value of the options due to the decline in the market price of our common stock from March 31, 2005 and June 30, 2005.

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

Pursuant to a consulting agreement with a third party financial consulting firm, we agreed to issue the third party, as partial consideration for consulting services, a warrant to purchase 5,000 shares of our common stock each month during the term of the agreement.  Through October 31, 2004, we issued warrants to purchase 60,000 shares of common stock.  The warrants permit the holder to acquire shares of common stock at an exercise price of $3.00 per share at any time prior to the date that is three and one-half years after the date of issuance.  Each warrant vests with respect to 25% of the shares subject thereto on the first day of each calendar quarter following its issuance.  The warrants also include a net exercise provision and anti-dilution provisions pursuant to which the exercise price and number of shares issuable thereunder will be adjusted proportionately in the event of a stock split, stock dividend, recapitalization or similar transaction.  We also have granted the warrant holder piggyback registration rights with respect to any registration (other than on Form S-4 or Form S-8) that permits the registration of secondary sales.  This agreement was terminated October 31, 2004.  We have recognized expense based on the fair value of the warrants over the period which the consulting services were provided.

Effective May 21, 2004, our Board of Directors modified certain warrants to extend the expiration date from May 31, 2004 to August 31, 2004.  The value of this warrant modification, as determined using the Black-Scholes valuation model, was $37,875 (which is the difference between the value of the original warrants immediately prior to the modification and the value of the extended warrants).  In connection with this modification, the warrant holders did not provide to us any additional stated or unstated rights, privileges, or agreements. Accordingly, this transaction has been reflected as a “deemed dividend as a result of warrant modification” on our accompanying consolidated statement of operations and in determining net loss attributable to common shareholders.  On August 31, 2004, the subject warrants expired unexercised.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to our Consolidated Financial Statements included in our Annual Report on Form 10-KSB for the year ended March 31, 2005. Those financial statements were prepared in accordance with U.S. generally accepted accounting principals.  Included within these policies are our “critical accounting policies.”  Critical accounting policies are those policies that are most important to the preparation of our consolidated financial statements and require management’s subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain.  Our critical accounting policies relate to revenue recognition, credit risk and stock-based compensation.  The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties, and as a result, actual results could differ materially from these estimates.  The development and selection of these critical accounting policies have been discussed, and are reviewed each year, with the Audit Committee of our Board of Directors.

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

Stock–Based Compensation. Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS 123), encourages entities to adopt a fair-value-based method of accounting for stock options or similar equity instruments.  However, it also allows an entity to continue measuring compensation cost for stock based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25).  We have elected to continue to apply the provisions of APB 25 and provide pro forma disclosures required by SFAS 123 in the footnotes to the consolidated financial statements.  We use the Black Scholes option-pricing model to determine the amount of additional pro forma expense related to these options as presented in our disclosures.  Had we adopted a fair-value-based method of accounting for stock options, the pro forma expense for these options in our disclosures would be recorded as expense in our statements of operations and could materially affect our operating results.

In April 2003, we repriced certain of our outstanding employee stock options. We account for stock options that were repriced in accordance with Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, which requires that we adjust the compensation expense we record on these stock options based on the market price of the Company’s underlying stock until the options are exercised, forfeited or expire.  This adjustment to compensation expense is done quarterly and can fluctuate significantly due to the volatility of the market price of our common stock.

While we currently have no such arrangements, we also issue equity-based incentive compensation to non-employees from time to time.  Pursuant to Emerging Issues Task Force 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services, we account for these arrangements based on the fair value of the equity instrument issued.  The fair value of these instruments is measured each quarter as the related goods or services are provided and the underlying securities vest.  We use the Black Scholes pricing model to determine the value of these instruments.  The resulting quarterly change in value of these instruments is either charged or credited to income and can also fluctuate significantly based on the change in value of the underlying common stock.

Results of Operations

Three months ended June 30, 2005 compared to three months ended June 30, 2004

Revenues.  Our revenues increased 33%, or $2,194,000, from $6,567,000 for the three months ended June 30, 2004 to $8,761,000 for the three months ended June 30, 2005.  The primary reason for the increase was $2,626,000 of revenue generated from the operations we acquired from Xtrasource.  In addition, over $1,800,000 of revenue generated during the three months ended June 30, 2004 came from contracts that expired during the prior year.  We were able to replace a majority of this revenue in the current fiscal year through both volume growth from existing customers and revenue from new customers.

Cost of Sales.  Our cost of sales increased $2,221,000, or 38%, from $5,776,000 for the three months ended June 30, 2004 to $7,997,000 for the three months ended June 30, 2005.  A significant reason for this increase in cost of sales was the increased business as discussed in the revenues section above.  In addition, we incurred costs related to “ramping-up” for projected volume increases from two of our largest customers.  The projects attributable to this projected volume increase were delayed until July 2005, resulting in additional costs during the three months ended June 30, 2004 with no associated revenue.  Another reason for the increase in costs was abnormally high rent expense due to the inclusion of rent expense from one of the facilities that was closed at the end of the quarter, as well as the inclusion of additional rent in our Orem facility needed for anticipated new business.  Our gross profit as a percentage of sales decreased from 12% for the three months ended June 30, 2004 to 9% for the three months ended June 30, 2005 primary due to these “ramp-up” costs.

Product Development.  We spent $119,000 in product development during the three months ended June 30, 2004.  This product development primarily related to enhancements of our Right-Channeling technology and the development of our business intelligence system.  These projects were completed during fiscal 2005.  We did not incur product development costs during the three months ended June 30, 2005.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses increased by 128%, or $1,061,000, from $826,000 for the three months ended June 30, 2004 to $1,887,000 for the three months ended June 30, 2005.  This increase was primarily caused by three factors.  The first of these factors was the acquisition of Xtrasource.  The second factor was a planned increase in selling and marketing efforts that we believe will help us continue increasing our revenue.  The third factor was an increase in costs related to us becoming an international organization which included professional services relating to international law, tax and accounting issues.

Stock-Based Compensation.  In April 2003, our Board of Directors approved an employee stock option exchange program.  Under this program, options to purchase 377,342 shares of common stock with exercise prices above $2.00 per share were cancelled in exchange for options to purchase 313,592 shares of common stock at an exercise price equal to the then current market price of $1.60.  This exchange program was considered to be an effective “repricing” of stock options, which requires us to adjust the amount of compensation expense we recognize each quarter until the stock options are exercised, forfeited or expire (see Note C to our unaudited condensed consolidated financial statements).  The cumulative amount of this charge is calculated by multiplying the exercisable number of options as of the applicable measurement date by the difference between the market price of the stock on such date and the exercise price of $1.60, less any amounts previously recognized.

During the three months ended June 30, 2005 we recorded a non-cash stock-based compensation benefit of $55,000, a $96,000 decrease from $151,000 of non-cash stock-based compensation benefit that we recorded during the three months ended June 30, 2004.  This decrease was primarily a result of smaller fluctuations in the market value of our common stock from March 31, 2005 to June 30, 2005 than the fluctuations in the market value of our common stock from March 31, 2004 to June 30, 2004.

The market value of our common stock has fluctuated from $1.60 at April 23, 2003, the date of the exchange program approval, to a high of $17.89 during the first quarter of our 2005 fiscal year, and to $2.54 as of June 30, 2005. Due to the price volatility of our common stock and the inability to predict when and how many stock options will be exercised or cancelled, we cannot project the impact of options under this exchange program on future quarters.

Amortization of intangible assets.  Effective October 1, 2004, we acquired substantially all of the assets and operations of Xtrasource.  We allocated the purchase price over the assets acquired, including an allocation of $1,366,000 to intangible assets which primarily represent the acquired customer base and the related assigned contracts.  We have determined that the expected life of these intangible assets is five years and accordingly, we recorded an expense of $68,000 for the amortization of these intangibles during the three months ended June 30, 2005.  There was no comparable expense during the three months ended June 30, 2004.

Restructuring charge.  In January 2005 we approved a plan to consolidate our three Utah contact centers into one “super-center”.  We believe that this consolidation will improve our utilization of resources and thereby increase our productivity and profitability.  We stopped using one of these facilities in March 2005 and one in June 2005.  In addition, we determined that it was not economically viable to reopen our center in Green River, Wyoming that has been and is currently idle.  Therefore, we recorded $478,000 of restructuring charges relating to the Utah facility closed in June 2005 and the Green River, Wyoming facility.  The charges include accrued facilities and relocation costs as well as an impairment of approximately $123,000 of leasehold improvements that were located in the abandoned Utah facility.

Non-Cash Charge for Valuation of Warrants.  This expense relates to recognized charges for the value of warrants issued to consultants.  We recognize these costs over the period the consulting services are provided.  This cost was $112,000 for the three months ended June 30, 2004.  There were no warrants issued to or earned by consultants during the three months ended June 30, 2005.

Income tax expense.  Income tax expense for the three month period ended June 30, 2005 consists of the provision for income taxes for our European operations that were acquired through the Xtrasource acquisition.  Even though we had a consolidated net loss for the three months ended June 30, 2005, our operations are located in different tax jurisdictions and may require the payment of income taxes in specific jurisdictions.

Liquidity and Capital Resources

Our working capital decreased $1,478,000, or 27%, from $5,498,000 at March 31, 2005 to $4,020,000 at June 30, 2005.  Our change in working capital was primarily the result of a decrease in cash balances of $586,000 from $5,698,000 as of March 31, 2005 to $5,112,000 as of June 30, 2005 and a decrease in receivable balances of $856,000 from $4,326,000 to $3,470,000.  The decrease in cash was mainly due to $480,000 of cash used in operating activities and a $76,000 decrease for the effect of foreign currency translations.  The decrease in receivables was due mainly to a seasonal slow-down during summer months for some of our larger clients.

During the three months ended June 30, 2005, we used $480,000 of cash for operations.  While we incurred a net loss from operations of $1,665,000, significant expense items contributing to the loss such as $510,000 of depreciation and amortization and $478,000 of accrued restructuring charges did not require the use of cash.   The timing of the collection of receivables and the payment of accounts payable and accrued liabilities further helped to reduce the amount of cash used in operating activities.  We used $767,000 of cash for investing in property, and generated $737,000 of cash from financing activities.

Effective March 31, 2005, we renewed our line of credit with a bank that allows us to borrow up to $3,000,000 or 80% of eligible accounts receivable.  The line of credit accrues interest at 1% over of the bank’s prime rate (6% as of June 30, 2005) and matures on March 31, 2007.  As of June 30, 2005, we had $500,000 outstanding against the line.

Effective March 31, 2005, we also entered into a term debt agreement with a bank for equipment financing.  The loan allows for a minimum of $100,000 draws with a maximum of $1,000,000 through March 31, 2006.  We are required to make interest only payments equal to 1.5% over the bank’s prime rate during the draw-down period.  At the end of the draw-down period, we will be required to pay monthly installments of principal and interest over 36 months.  During the three months ended June 30, 2005, we drew and had outstanding a total of $487,267 on this facility.

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

We experienced net losses in four of our last six fiscal years and during our most recent quarter ended June 30, 2005 and we had an accumulated deficit of $(13,943,000) as of March 31, 2005.  Although our current goal is to reach operating profitability by the fourth quarter of the fiscal year ending March 31, 2006, we cannot provide any assurances that we will be able to do so and we may continue to incur net losses, particularly if we lose clients, are unable to attract and retain new clients or do not properly utilize our resources.  We cannot ensure that we will be able to achieve or maintain consistent profitable operations.

Our revenues and quarterly results can be volatile, which makes evaluating our business difficult.

Individual client revenue transactions can constitute a substantial percentage of our quarterly revenue, and some revenue transactions may generate a substantial portion of the operating profits for a quarter.  Our revenues also are a function of the number of support requests we receive, and the time we spend on such requests.  Thus, if we receive fewer support requests than anticipated or the time spent in resolving inquiries is greater than anticipated, our revenues may fluctuate.  Further, delays in the receipt of customer orders can cause significant fluctuations in revenues from quarter to quarter.

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

Two clients accounted for approximately 46% of our revenues for the three months ended June 30, 2005.  These two clients accounted for approximately 32% and 14%, respectively, of our revenues for the three months ended June 30, 2005.  A key client, who accounted for 28% of revenues in fiscal 2002, cancelled its contract with us early in fiscal 2003.  The loss of this client had a significant negative impact on our revenue and profitability in fiscal 2003 and for the first nine months of fiscal 2004, until we generated replacement business.

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

Our growth plans are dependent upon our ability to attract and retain new clients and to generate additional business from existing clients.  Our efforts to market and sell our services will be affected by fluctuations in technology and industry standards, changes in customer requirements and preferences, increased competition and general economic conditions, among other factors.  Many of these factors are beyond our control.  If we are incorrect in our assessment of the feasibility of our growth plans, if we are not effective in our efforts to market and sell our services or if circumstances change in a way that we did not foresee or anticipate, we may not grow as planned or our growth strategy may have an adverse effect on business operations and our profitability.

Market volatility and fluctuations in our stock price and trading volume may cause sudden decreases in the value of an investment in our common stock.

The market price of our common stock has historically been, and we expect it to continue to be, volatile.  This price has ranged between $1.35 and $17.89 during the 27 months ended June 30, 2005.  The market for our common stock has, from time-to-time, experienced extreme price and volume fluctuations, which have often appeared to be unrelated to our operating performance.  Our stock price also has been affected by our own public announcements regarding such things as quarterly earnings, changes in clients, obtaining financing and corporate partnerships.  Consequently, events both within and beyond our control may cause shares of our common stock to lose their value rapidly.

We repriced our employee stock options and may have significant volatility in our earnings if our stock price increases or decreases.

In April 2003, we repriced certain employee and director stock options in an effort to provide an adequate incentive to assist in the retention and motivation of our employees and directors.  Current accounting rules require us to adjust the amount of compensation expense we recognize in our financial statements for changes in the stock price until the stock options are exercised, forfeited or expire.  In fiscal 2004 we recognized expense of $1,562,108 related to our repriced stock options.  In fiscal 2005, we recognized a $346,337 benefit due to our stock price being lower at the end of fiscal 2005 versus fiscal 2004.  We also recognized a benefit of $54,527 during the three months ended June 30, 2005 due to a drop in our stock price during that three month period.   If our stock price is volatile, our future stock compensation charges may affect our profitability, either positively or negatively.

Managing the utilization level of our resources is necessary in order to achieve our desired profitability.

Our business strategy requires us to fully utilize personnel and physical facilities in an effort to increase our profitability.  As we expand our operations, we may not always be able to manage the level of personnel and facilities to reach our desired levels of utilization, which may affect our profitability.  Also, if we lose existing clients, we may have excess personnel and physical facilities that would have an adverse effect on our business operations and our profitability.

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

Our success will depend, in large part, on our ability to attract, retain and train highly qualified technical, managerial and marketing personnel with the expertise required to successfully conduct our operations.  We have entered into employment agreements with certain of our key managerial personnel; however, those agreements are subject to termination under various circumstances and we have not entered into employment agreements with any of our key technical personnel other than our Chief Technology Officer. If we lose any key personnel or are unable to attract, retain, train or motivate qualified personnel, our business operations and financial condition may be materially and adversely affected.

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

Provisions of our Articles of Incorporation, Bylaws and Shareholder Rights Plan could impair or delay shareholders’ ability to replace or remove our management and could discourage takeover transactions that shareholders might consider to be in their best interests.

Our Articles of Incorporation and Bylaws, the Utah Revised Business Corporation Act, and the Utah Control Shares Acquisition Act each contain certain provisions that may have the effect of inhibiting a non-negotiated merger or other business combination.  Our Articles of Incorporation grant to our Board of Directors the authority, without further action by our shareholders, to fix the rights and preferences of, and issue shares of preferred stock.  Our recently adopted Bylaws provide advance notice requirements that may limit the opportunity for our shareholders to advance nominees for election to our Board of Directors or submit matters from the floor at our meetings of our shareholders. In addition, our Board of Directors has adopted a Shareholder Rights Plan which imposes constraints on transactions which could result in a change of control of Sento.  These provisions may deter hostile takeovers or delay or prevent changes in control of Sento or changes in our management, including transactions in which shareholders might otherwise receive a premium for their shares over the then-current market prices.  In addition, these provisions may limit the ability of our shareholders to approve transactions that they may deem to be in their best interests.

We have never declared a dividend on our common stock and we do not anticipate paying dividends in the foreseeable future.

No dividends have ever been declared or paid on our common stock.  We intend to retain any future earnings for use in our business and do not anticipate paying any dividends on our common stock in the foreseeable future.

Item 3.             Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) of the effectiveness of our disclosure controls and procedures, as of June 30, 2005. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.  Our management, including our CEO and CFO, also supervised and participated in an evaluation of any changes in internal controls as of the end of the period covered by this report and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  Based on that evaluation, our executive management, including our CEO and our CFO, concluded that there had been no changes to our internal controls that would have had a material affect over the financial reporting for the quarter ending June 30, 2005.

PART II.                                                 OTHER INFORMATION

Item 2.             Recent Sales of Unregistered Securities and Use of Proceeds

There were no sales of unregistered securities during the three months ended June 30, 2005.  However, during the three months ended June 30, 2005, we purchased the following shares of our common stock:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
Month ended April 30, 2005	16,938	$3.30	76,737	309,293
Total	16,938	$3.30	76,737	309,293

Item 6.             Exhibits

Exhibits 31.1 and 32.1 – Certifications of the Company’s Chief Executive Officer

Exhibits 31.2 and 32.2 – Certifications of the Company’s Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENTO CORPORATION
(Registrant)

By:	/s/ PATRICK F. O’ NEAL
Patrick F. O’ Neal
President and Chief Executive Officer
(Principal executive officer)

By:	/s/ ANTHONY J. SANSONE
Anthony J. Sansone
Senior Vice President, Chief Financial Officer and Secretary
(Principal financial and accounting officer)

Dated August 12, 2005.