Form 10QSB/A
period 2005-06-30
SENTO CORP
filed 2005-08-18
CIK 4317

United States

Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-QSB/A

(Amendment No. 1)

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

Yes ☐   No ☒

Explanatory Note

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-QSB/A is to correct typographical errors in the condensed consolidated balance sheet dated March 31, 2005 and footnote H to the condensed consolidated financial statements set forth in Part I.  Item 1 of the original filing in the quarterly report.  Except as set forth in such sections of Part I.  Item 1, this amendment remains unchanged from the original filing.

SENTO CORPORATION

Quarterly Report on Form 10-QSB/A

Quarter ended June 30, 2005

i

PART I.     FINANCIAL INFORMATION

Item 1.             Financial Statements

SENTO CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2005	March 31, 2005
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$5,112,449	$5,698,195
Accounts receivable, net	3,469,786	4,326,315
Other current assets	731,913	643,059
Total current assets	9,314,148	10,667,569

Property and equipment, net	4,244,438	4,031,632
Intangible assets, net	1,161,295	1,229,607
Other assets	302,496	296,775
Total Assets	$15,022,377	$16,225,583

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt and capital leases	$1,188,470	$745,699
Accounts payable	1,958,820	2,110,013
Accrued payroll and payroll taxes	1,357,944	1,559,676
Current portion of accrued restructuring expenses	172,347	118,793
Accrued liabilities and other	616,170	635,834
Total current liabilities	5,293,751	5,170,015

Long-term debt and capital leases, net of current portion	1,282,080	959,259
Accrued restructuring expenses, net of current portion	171,447	—
Accrued contingent consideration from business acquisition	907,898	907,898
Total liabilities	7,655,176	7,037,172

Stockholders’ equity:
Common stock	969,078	965,077
Additional paid-in capital	20,634,431	20,662,508
Treasury stock	(259,620)	(203,681)
Accumulated other comprehensive income – foreign currency translation adjustment	(33,460)	42,670

Accumulated deficit	(13,943,228)	(12,278,163)
Total stockholders’ equity	7,367,201	9,188,411
Total Liabilities and Stockholders’ Equity	$15,022,377	$16,225,583

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

The Company applies APB 25 in accounting for options issued under the Sento Corporation 1999 Omnibus Stock Incentive Plan.  Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company’s loss would have been changed to the pro forma amounts indicated below for the three-month periods ended June 30, 2005 and 2004:

Three-month periods ended June 30, 2005 and 2004:

		2005	2004
Net loss attributable to common stockholders	As reported	$(1,665,065)	$(192,545)
	Pro forma	$(1,771,613)	$(339,543)
Basic and diluted loss per share	As reported	$(0.44)	$(0.05)
	Pro forma	$(0.47)	$(0.09)

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

Discounted value of future facilities lease obligations	$329,831
Impairment of leasehold improvements	122,744
Moving costs and other	25,000
$477,575

The following is a reconciliation of accrued restructuring expense for the three months ended June 30, 2005:

Accrued restructuring expenses at March 31, 2005	$118,793
Accrual of future facilities lease obligations, moving and other costs	354,831
Costs paid during period	(129,830)
Accrued restructuring expenses at June 30, 2005	343,794
Less current portion of accrued restructuring expenses	(172,347)
Long-term accrued restructuring expenses	$171,447

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

H.                                    GEOGRAPHIC INFORMATION

The following geographic area data includes net revenue and long-lived assets based on physical location:

	Three Months Ended June 30,
	2005	2004
Revenue:
United States	$6,592,000	$6,567,000
Europe	2,169,000	—
Consolidated total	$8,761,000	$6,567,000

	June 30, 2005	March 31, 2005
Long-lived assets:
United States	$4,503,000	$4,246,000
Europe	1,205,000	1,312,000
Consolidated total	$5,708,000	$5,558,000

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

Item 2.             Management’s Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-QSB/A that are not purely historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All forward-looking statements involve various risks and uncertainties.  Forward-looking statements contained in this Report include statements regarding our plans to develop and deliver integrated information technology services, market opportunities and acceptance, expectations, goals, revenues, financial performance, strategies, mission and intentions for the future.  Such forward-looking statements are included under “Management’s Discussion and Analysis or Plan of Operation” and encompass Sento’s beliefs, expectations, hopes or intentions regarding future events.  Words such as “expects,” “believes,” “anticipates,” “should,” and “likely” also identify forward-looking statements. All forward-looking statements included in this Report are made as of the date hereof, based on information available to us as of such date, and we assume no obligation to update any forward-looking statement.  It is important to note that such statements may not prove to be accurate and that our actual results and future events could differ materially from those anticipated in such statements.  Among the factors that could cause actual results to differ materially from our expectations are those described under “Management’s Discussion and Analysis or Plan of Operations---Risks Related to Existing and Proposed Operation.”  All subsequent written and oral forward-looking statements attributable to Sento or persons acting on our behalf are expressly qualified in their entirety by this section and other factors included elsewhere in this Report.

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

We believe that a significant issue currently facing our company relates to the variable pricing of a significant number of our outstanding employee stock options.  In April 2003, we repriced the majority of our then outstanding employee stock options to the then-current market price of $1.60 per share.  This re-pricing was done to give our employees incentive to grow revenues and improve profitability, with the objective of increasing shareholder value.  We believe this re-pricing contributed in a large part to our improved operating results during the fiscal year ended March 31, 2004.  Under U.S. generally accepted accounting principles (“GAAP”), we are required to “mark to market” these employee options, by adjusting the non-cash compensation expense we record on these stock options on a quarterly basis until they are exercised, forfeited or expire. This non-cash expense is calculated by multiplying the number of currently exercisable options by the amount that the current market price of our common stock is above the exercise price of $1.60 per share, less any amounts previously recorded as expense for vested shares.  Thus, in a period of increasing stock prices we may record a significant amount of non-cash compensation expense.  Conversely, if our stock price falls in a future period, we may subsequently reverse a portion of the expense previously recognized with respect to stock options that remain outstanding.  These periodic adjustments of our non-cash compensation expense may result in significant volatility in the results of our operations.  During the three-month periods ended June 30, 2005 and 2004, we recognized non-cash compensation benefits of $55,000 and $151,000, respectively, to reflect adjustments to the value of the options due to the decline in the market price of our common stock.

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

Cost of Sales.  Our cost of sales increased $2,221,000, or 38%, from $5,776,000 for the three months ended June 30, 2004 to $7,997,000 for the three months ended June 30, 2005.  A significant reason for this increase in cost of sales was the increased business as discussed in the revenues section above.  In addition, we incurred costs related to “ramping-up” for projected volume increases from two of our largest customers.  The projects attributable to this projected volume increase were delayed until July 2005, resulting in additional costs during the three months ended June 30, 2005 with no associated revenue.  Another reason for the increase in costs was abnormally high rent expense due to the inclusion of rent expense from one of the facilities that was closed at the end of the quarter, as well as the inclusion of additional rent in our Orem facility needed for anticipated new business.  Our gross profit as a percentage of sales decreased from 12% for the three months ended June 30, 2004 to 9% for the three months ended June 30, 2005 primary due to these “ramp-up” costs.

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

Item 6.             Exhibits

Exhibits 31.1 and 32.1 – Certifications of the Company’s Chief Executive Officer

Exhibits 31.2 and 32.2 – Certifications of the Company’s Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Quarterly Report on Form 10-QSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

SENTO CORPORATION
(Registrant)

By:	/s/ PATRICK F. O’ NEAL
Patrick F. O’ Neal
President and Chief Executive Officer
(Principal executive officer)

By:	/s/ ANTHONY J. SANSONE
Anthony J. Sansone
Senior Vice President, Chief Financial Officer and Secretary
(Principal financial and accounting officer)

Dated August 18, 2005.