Form 10QSB
period 2005-09-30
SENTO CORP
filed 2005-11-14
CIK 4317

United States
Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-QSB

☒        Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2005

☐                                 Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 06425

SENTO CORPORATION

Exact Name of Small Business Issuer as
Specified in its Charter

Utah	87-0284979
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

420 East South Temple, Suite 400
Salt Lake City, Utah 84111

(Address of Principal Executive Offices)

Issuer’s telephone number, including area code:  (801) 431-9200

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒     No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at October 31, 2005
Common capital stock $.25 par value	3,878,002

Transitional Small Business Disclosure Format (check one):

Yes ☐     No ☒

SENTO CORPORATION

Quarterly Report on Form 10-QSB

Quarter ended September 30, 2005

PART I. FINANCIAL INFORMATION

Item 1.             Financial Statements

SENTO CORPORATION
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2005	March 31, 2005
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$4,778,846	$5,698,195
Accounts receivable, net	4,411,477	4,326,315
Other current assets	684,525	643,059
Total current assets	9,874,848	10,667,569

Property and equipment, net	4,162,987	4,031,632
Intangible assets, net	1,092,984	1,229,607
Other assets	283,836	296,775
Total Assets	$15,414,655	$16,225,583

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt and capital leases	$724,106	$745,699
Accounts payable	2,034,270	2,110,013
Accrued payroll and payroll taxes	1,901,834	1,559,676
Current portion of accrued restructuring expenses	68,771	118,793
Accrued liabilities and other	838,892	635,834
Total current liabilities	5,567,873	5,170,015

Long-term debt and capital leases, net of current portion	1,140,851	959,259
Accrued restructuring expenses, net of current portion	146,797	—
Accrued contingent consideration from business acquisition	897,338	907,898
Total liabilities	7,752,859	7,037,172

Stockholders’ equity:
Common stock	969,480	965,077
Additional paid-in capital	20,622,521	20,662,508
Treasury stock	(259,620)	(203,681)
Accumulated other comprehensive income (loss) – foreign currency translation adjustment	(37,418)	42,670
Accumulated deficit	(13,633,167)	(12,278,163)
Total stockholders’ equity	7,661,796	9,188,411
Total Liabilities and Stockholders’ Equity	$15,414,655	$16,225,583

See accompanying notes.

SENTO CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Revenue	$9,862,546	$6,168,960	$18,623,131	$12,735,708

Cost of sales	7,901,150	5,639,975	15,898,203	11,415,927

Gross profit	1,961,396	528,985	2,724,928	1,319,781

Product development	48,608	114,963	48,608	233,976
Selling, general and administrative expenses	1,707,704	911,623	3,594,210	1,738,104
Collection of fully-reserved doubtful account	(181,593)	—	(181,593)	—
Amortization of intangible assets	68,311	—	136,623	—
Restructuring charge	—	—	477,575	—
Non-cash charge for valuation of warrants issued for services	—	74,909	—	186,501
Stock-based compensation benefit	(14,080)	(15,659)	(68,652)	(166,408)
Operating income (loss)	332,446	(556,851)	(1,281,843)	(672,392)

Other income (expense), net	(15,954)	1,962	(55,500)	(37,167)

Net income (loss) before income taxes	316,492	(554,889)	(1,337,343)	(709,559)
Income taxes	6,431		17,661
Net income (loss)	310,061	(554,889)	(1,355,004)	(709,559)
Deemed dividend as a result of warrant modification				(37,875)
Net income (loss) attributable to common stockholders	$310,061	$(554,889)	$(1,355,004)	$(747,434)

Basic net income (loss) per share	$0.08	$(0.15)	$(0.36)	$(0.20)

Diluted net income (loss) per share	$0.08	$(0.15)	$(0.36)	$(0.20)

Basic weighted average number of common and common equivalent shares outstanding	3,800,343	3,732,326	3,795,401	3,680,006
Diluted weighted average number of common and common equivalent shares outstanding	3,870,079	3,732,326	3,795,401	3,680,006

See accompanying notes.

SENTO CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	September 30, 2005	September 30, 2004
Cash flows from operating activities:
Net loss	$(1,355,004)	$(709,559)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	997,693	799,944
Non-cash interest expense related to warrants issued with debt	6,381	7,326
Stock-based compensation	(68,652)	(166,408)
Restructuring charge	477,575	—
Revaluation of non-employee warrants issued for services	—	186,501

Changes in operating assets and liabilities:
Accounts receivable	(85,162)	1,882,517
Other assets	(56,946)	(82,095)
Accounts payable	(75,743)	(284,281)
Accrued liabilities and other	276,600	(365,681)
Net cash provided by operating activities	116,742	1,268,264
Cash flows used in investing activities:
Purchase of property and equipment	(1,086,750)	(778,629)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, capital leases and credit line	1,097,108	720,173
Principal payments of long-term debt, capital leases and credit line	(943,490)	(510,093)
Payment of accrued offering costs	—	(627,364)
Proceeds from exercise of stock options, warrants and employee stock purchases	33,068	220,483
Repurchase of common stock	(55,939)	—
Net cash provided by (used in) financing activities	130,747	(196,801)
Effect of foreign currency translations	(80,088)	—
Net increase (decrease) in cash and cash equivalents	(919,349)	292,834
Cash and cash equivalents at beginning of period	5,698,195	6,567,811
Cash and cash equivalents at end of period	$4,778,846	$6,860,645

See accompanying notes.

SENTO CORPORATION

AND SUBSIDIARIES

Supplemental Disclosures of Cash Flow Information

(Unaudited)

	Six Months Ended
	September 30, 2005	September 30, 2004

Cash paid for:
Interest	$89,144	$58,241
Income taxes	4,309	—

Non-cash investing and financing activities:

Equipment financed through long-term note	$—	$157,136

See accompanying notes.

SENTO CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2005

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

Operating results for the three and six month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2005.

The Company’s operations are carried out by its two wholly-owned subsidiaries, Sento Technical Services Corporation, a Utah corporation, and Xtrasource Acquisition Inc., a Delaware corporation.  The Company’s operations are located in Utah, Wyoming, North Carolina, the Netherlands and France.  The Company also is constructing an additional facility in Albuquerque, New Mexico.  In addition, the Company has contractual relations with a third-party provider in India.

Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R) (see note K).  However, as of September 30, 2005, the Company followed the footnote disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based-Compensation (SFAS 123).  SFAS 123 encourages entities to adopt a fair value based method of accounting for stock options or similar equity instruments.  However, it also allows an entity to continue measuring compensation cost for stock-based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25).  The Company has elected to continue to apply the provisions of APB 25 and provide pro forma footnote disclosures required by SFAS 123, which has been determined as if the Company had accounted for its employee stock options under the fair value method.

The fair values of stock option grants for the periods presented in the following condensed consolidated financial statements were determined using the Black-Scholes option pricing model and the following assumptions: expected stock price volatility of 66% to 90%, risk-free interest rates ranging from 2.7% to 4.5%, weighted average expected option lives of 5 years, and no dividend yield. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect their fair value, in management’s opinion, the existing models do not necessarily provide a reliable measure of the fair value of stock options and restricted stock.

The Company applies APB 25 in accounting for options issued under the Sento Corporation 1999 Omnibus Stock Incentive Plan.  Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company’s income (loss) would have been changed to the pro forma amounts indicated below for the three and six month periods ended September 30, 2005 and 2004:

Three-month periods ended September 30, 2005 and 2004:

		2005	2004
Net income (loss) attributable to common stockholders	As reported	$310,061	$(554,889)
	Pro forma	$(694,667)	$(664,377)
Basic and diluted income (loss) per share	As reported	$0.08	$(0.15)
	Pro forma	$(0.18)	$(0.18)

Six-month periods ended September 30, 2005 and 2004:

		2005	2004
Net loss attributable to common stockholders	As reported	$(1,355,004)	$(747,434)
	Pro forma	$(2,466,280)	$(1,010,454)
Basic and diluted loss per share	As reported	$(0.36)	$(0.20)
	Pro forma	$(0.65)	$(0.27)

B.                                     LONG-TERM DEBT AND CAPITAL LEASES

Effective March 31, 2005, the Company renewed its line of credit with a bank that allows the Company to borrow up to $3,000,000 or 80% of eligible accounts receivable.  The line of credit accrues interest at 1% over of the bank’s prime rate (6.75% as of September 30, 2005) and matures on March 31, 2007.  As of September 30, 2005, the Company had no outstanding balance against the line.

Effective March 31, 2005, the Company also entered into a term debt agreement with a bank for equipment financing.  The loan allows for minimum draws of $100,000 per draw with a maximum of $1,000,000 to be drawn through March 31, 2006.  The Company is required to make interest only payments equal to 1.5% over the bank’s prime rate during the draw-down period.  At the end of the draw-down period, the Company will be required to pay monthly installments of principal and interest over 36 months.  During the six months ended September 30, 2005, the Company drew a total of $597,108 on this facility which was all outstanding at September 30, 2005.

C.                                     COMMON STOCK

Six months ended September 30, 2005

During the six months ended September 30, 2005, options to purchase 1,858 shares of common stock were exercised and 15,757 shares of common stock were purchased by employees under the Company’s Employee Stock Purchase Plan, resulting in $33,068 of net proceeds to the Company.

On April 23, 2003, the Company’s Board of Directors approved an employee stock option exchange program (the “Exchange Program”), pursuant to which the Company granted options to purchase 313,592 shares of the Company’s common stock at an exercise price of $1.60 per share in exchange for the cancellation of options to purchase 377,342 shares of the Company’s common stock at exercise prices in excess of $2.00 per share.  The new options issued under the Exchange Program are subject to variable plan accounting in accordance with Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation.  Under variable plan accounting, the Company is required to recognize compensation expense (benefit) in its consolidated statements of operations for any change in the intrinsic value of the options.  The intrinsic value of the repriced options is based on the market price of the underlying shares of common stock and is calculated as the difference between the fair market value of the common stock and $1.60 (the market price at April 23, 2003, which was the effective date of the exchange).  This compensation adjustment must be recorded on a quarterly basis until the new options issued under the Exchange Program are exercised, forfeited or expire unexercised.  During the six months ended September 30, 2005, the Company recorded $68,652 of stock-based compensation benefit for these options since the value of the Company’s common stock decreased between March 31, 2005 and September 30, 2005.

Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R).  Under SFAS 123R, the variable accounting treatment for the options repriced under the Exchange Program will no longer be required.

On February 28, 2005, the Company’s Board of Directors approved a stock repurchase plan authorizing the Company to repurchase up to 10% of its then outstanding common stock over a one-year period.  The purchase price, amount of shares per purchase, and the specific purchase dates are subject to approval by the Company’s Board of Directors and compliance with regulations of the Securities and Exchange Commission.  During the six months ended September 30, 2005, the Company repurchased 16,938 shares of common stock at a cost of $55,939.  As of September 30, 2005, a total of 76,737 shares had been repurchased under the stock buy-back plan and are accounted for as treasury stock in the accompanying financial statements.

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

During the six months ended September 30, 2004, the Company recorded $166,408 of stock-based compensation benefit from marking to market the options repriced under the Exchange Program.

In January 2004, the Company entered into a consulting agreement with terms that required the Company to issue the consultant warrants to purchase 5,000 shares of common stock each month.   As of September 30, 2005 warrants to purchase 45,000 shares of common stock were outstanding under this agreement, of which warrants to purchase 30,000 shares were issued during the six months ended September 30, 2004. The warrants vest 25% every three months from the date of issuance, have a term of three and one-half years, and have an exercise price of $3.00 per share.  On October 31, 2004, the Company terminated the consulting agreement.  Accordingly, subsequent to October 31, 2004 no further warrants have been issued under the agreement.  The value of these warrants, as determined using the Black-Scholes valuation model, were recognized during the performance period as opposed to the vesting schedule since the period of performance has ended.

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

D.                                    INCOME (LOSS) PER SHARE

Income (loss) per share is computed in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share.  Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period.  Diluted income or loss per share reflects the potential dilution that could occur from shares of common stock issuable through stock options, warrants and other convertible securities, if dilutive.  Options and warrants to purchase 69,736 shares of common stock have been included in the calculation of basic common stock outstanding for the three-month period ended September 30, 2005.  Options and warrants to purchase 70,217 shares of common stock have not been included in the calculation of diluted common stock outstanding for the six-month period ended September 30, 2005, because to do so would be anti-dilutive.  Options and warrants to purchase 285,592 and 345,455 shares of common stock, respectively, have not been included in the calculation of diluted common stock outstanding for the three and six months ended September 30, 2004, because to do so would be anti-dilutive.

E.                                      FACILITIES CONSOLIDATION

In January 2005, Sento approved a plan to consolidate its Utah contact center facilities from three locations into one “super center” by July 2005.  The Company completed this plan and ceased using the second of the centers that was to be abandoned under the plan in June 2005.  Costs incurred with closing this facility, including the impairment of leasehold improvements and the accrual of future lease obligations, have been recorded as a restructuring charge in the Company’s condensed consolidated statement of operations for the six months ended September 30, 2005.  In addition, management determined that it was not economically feasible to open its contact center in Green River, Wyoming, which has been and is currently idle.  Therefore, the cost of future lease payments for the Green River facility has also been included in the restructuring charge in the accompanying condensed consolidated statement of operations for the six months ended September 30, 2005.  The following summarizes the costs recorded as a restructuring charge during the six months ended September 30, 2005:

Discounted value of future facilities lease obligations	$329,831
Impairment of leasehold improvements	122,744
Moving costs and other	25,000
$477,575

The following is a reconciliation of accrued restructuring expense for the six months ended September 30, 2005:

Accrued restructuring expenses at March 31, 2005	$118,793
Accrual of future facilities lease obligations, moving and other costs	354,831
Accretion of discount on future rent of abandoned Green River facility	(1,620)
Costs paid during period	(256,436)
Accrued restructuring expenses at September 30, 2005	215,568
Less current portion of accrued restructuring expenses	(68,771)
Long-term accrued restructuring expenses	$146,797

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

The acquired assets consist of call center operations with facilities in the United States, the Netherlands and France.  Assets acquired also include intangible assets consisting primarily of the Xtrasource assigned customer contracts and related customer base.  These intangible assets are being amortized over the expected useful life of five years.  As of September 30, 2005 and March 31, 2005, the Company’s intangible assets consist entirely of the intangible assets acquired through this transaction.  The carrying value of intangible assets at September 30, 2005 totaled $1,092,984, net of $273,217 of accumulated amortization.  The carrying value of intangible assets at March 31, 2005 totaled $1,229,607, net of $136,594 of accumulated amortization.

G.                                     INCOME TAXES

Even though the Company had a consolidated net loss for the six months ended September 30, 2005, the Company’s operations are located in different tax jurisdictions and may require the payment of income taxes in specific jurisdictions.  Income tax expense for the three and six month periods ended September 30, 2005 consists of the provision for income taxes on the Company’s European operations.  The Company has net operating loss carry-forwards for U.S. income tax purposes sufficient to offset taxable U.S. income generated during the three months ended September 30, 2005.

H.                                    GEOGRAPHIC INFORMATION

The following geographic area data includes net revenue and long-lived assets based on physical location:

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Revenue:
United States	$7,720,000	$6,169,000	$14,311,000	$12,736,000
Europe	2,143,000	—	4,312,000	—
Consolidated total	$9,863,000	$6,169,000	$18,623,000	$12,736,000

	September 30, 2005	March 31, 2005

Long-lived assets:
United States	$4,419,000	$4,246,000
Europe	1,121,000	1,312,000
Consolidated total	$5,540,000	$5,558,000

I.                                         NEW MEXICO EXPANSION

On September 20, 2005, the Company entered into a five-year lease agreement with Centurion SW, LLC, an unrelated third party, commencing November 1, 2005, for approximately 15,000 square feet in the Compass Bank Plaza at 505 Marquette Avenue, N.W., Albuquerque, New Mexico. Under the terms of the lease, the Company will pay a base rent of approximately $18,000 a month, with the monthly payment obligation increasing to approximately $20,000 per month by the end of the five-year lease term, plus any incremental increase in operating expenses. The Company has two options to extend the lease for an additional five years, plus any incremental increase in operating expenses. The lease also provides the Company the right to obtain additional space in the building under the same terms and conditions on a prorated basis for the remainder of the lease term.  The Company intends on beginning contact center operations in this facility during November 2005.

J.                                        RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R), which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. The Company’s pro forma disclosures currently permitted under SFAS 123 will no longer be an alternative to financial statement recognition under SFAS 123R.

Under the provisions of SFAS 123R, the variable accounting treatment of certain of the Company’s options that were repriced in April 2003 will no longer be required.  From the repricing date through September 30, 2005, the Company has been required to record an expense or (benefit) from “marking-to-market” the outstanding exercisable repriced options.  Although the Company has recorded a benefit of $68,652 during the six months ended September 30, 2005, a cumulative net expense of $1,147,000 has been recorded by the Company from April 2003 through September 2005 from marking these options to market.  This is mainly due to net increases in the price of the Company’s common stock from the $1.60 market value per share on the date of the repricing.  Under the amended transition provisions of SFAS 123R, the Company would have been required to adopt SFAS 123R on April 1, 2006, the first day of its next fiscal year; however, the Company has elected to early adopt SFAS 123R effective October 1, 2005.  Management believes that the elimination of the variable accounting treatment of these options under the provisions of SFAS 123R will be a benefit to the Company in future periods due to the price volatility of the Company’s common stock.

  The Company took steps in September 2005 to reduce the cost exposure of implementing SFAS 123R, including accelerating the vesting of all outstanding stock options with exercise prices above the fair market value of a share of the Company’s common stock (“under-water” options) as of September 30, 2005.  The Company intends to use the modified prospective method of adopting the provisions of SFAS 123R.  Under this method, the unamortized value of non-vested awards granted prior to the adoption of SFAS 123R would be required to be expensed by the Company in its consolidated statements of operations over the remaining vesting period.  By accelerating the vesting of the Company’s outstanding under-water options prior to the adoption of SFAS 123R, the Company was able to significantly reduce the amount of future expense that it otherwise would have been required to recognize on these options after adopting SFAS 123R.  The Company will be required to record up to $59,000 of expense on its remaining outstanding options as of September 30, 2005 over the next four years.  Options granted after the adoption of SFAS 123R will be expensed over their vesting period, which could have a material impact on the financial statements depending on the estimated value of the options at the date of grant. As of September 30, 2005, there were 34,460 options available for grant under the Company’s stock option plan. Management is currently analyzing the provisions of SFAS 123R to determine the best strategies for any potential future share-based awards to its employees.

K.                                    SEASONALITY

The Company’s operating results have historically been affected by the seasonal variances experienced by some of its significant clients.  Historically, the third and fourth quarters have been favorably affected by a significant increase in service requests experienced from the Company’s support of certain clients’ products and/or services. The Company anticipates that it will continue to have seasonal variances.

Item 2.             Management’s Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-QSB that are not purely historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All forward-looking statements involve various risks and uncertainties.  Forward-looking statements contained in this Report include statements regarding our plans to develop and deliver integrated information technology services, market opportunities and acceptance, expectations, goals, revenues, financial performance, strategies, mission and intentions for the future.  Such forward-looking statements are included under “Management’s Discussion and Analysis or Plan of Operation” and encompass Sento’s beliefs, expectations, hopes or intentions regarding future events.  Words such as “expects,” “intends,” “ believes,” “anticipates,” “should,” and “likely” also identify forward-looking statements. All forward-looking statements included in this Report are made as of the date hereof, based on information available to us as of such date, and we assume no obligation — and specifically disclaim any obligation - to update any forward-looking statement.  It is important to note that such statements may not prove to be accurate and that our actual results and future events could differ materially from those anticipated in such statements.  Among the factors that could cause actual results to differ materially from our expectations are those described under “Management’s Discussion and Analysis or Plan of Operation-Risks Related to Existing and Proposed Operations.”  All subsequent written and oral forward-looking statements attributable to Sento or persons acting on our behalf are expressly qualified in their entirety by this section and other factors included elsewhere in this Report.  Unless otherwise indicated “we,” “us,” “our,”  and “the Company” refer to Sento Corporation and its subsidiaries.

Overview

We are a global provider of custom solutions that leverage “Right Channeling,” a methodology for ensuring that companies make informed choices for multi-channel communication that support their business goals and customer expectations.  We offer call and contact center solutions for customer acquisition, customer service, service intervention and technical support.  We use modern customer contact centers, coupled with our state-of-the-art proprietary software systems and other non-proprietary technology, to provide domestic and international support services and technology solutions to our primary target markets consisting of: (1) small to mid-sized companies or divisions of large companies that outsource customer and technical support; and/or (2) companies which may or may not outsource but are interested in deploying our Right Channeling and other unique offerings.  We conduct our principal business operations through our wholly-owned subsidiaries, Sento Technical Services Corporation and Xtrasource Acquisition, Inc.

Effective October 1, 2004, through our wholly-owned subsidiary, Xtrasource Acquisition, Inc., we acquired substantially all of the assets of Xtrasource, Inc. (“Xtrasource”), a non-affiliated, privately-held Delaware corporation with approximately $10 million in annual sales.  We have agreed to pay the former owners of Xtrasource a quarterly contingent earnout of 30% of earnings before interest, taxes, depreciation and amortization from the Xtrasource operations (the “Earnout”) for the quarterly periods between the closing and September 30, 2009 (with a maximum cap of $6.5 million).  Earnout payments are subject to various reductions and offset rights including reductions for debt payments (to secured and unsecured creditors) and net working capital adjustment.  We granted the former owners of Xtrasource a line of credit of no more than $200,000 to enable Xtrasource to pay costs and expenses associated with closing its Brazilian subsidiary, which we did not acquire (and for which we did not assume its liabilities), and for ordinary course expenses related to the transaction.  Amounts drawn on the line of credit will be deducted from Earnout payments.  Our consolidated operating results contain the operating results of the acquired business for the three and six months ended September 30, 2005.

On January 27, 2005, we announced our intention to consolidate our Utah call center operations from three centers into a single combined center.  We completed this move during June 2005.  We believe this consolidation will enable us to increase our efficiencies and reduce the cost of providing our services over the long-term.  During the quarter ended June 30, 2005, we incurred moving costs of approximately $25,000 and a write-down of subsequently unneeded property and equipment of $123,000.  In addition, we accrued rent expense for the remaining lease term on the vacated Utah centers (approximately $62,000) during the three months ended June 30, 2005.  The above costs are identified as restructuring charges in our statement of operations for the six months ended September 30, 2005.  In addition, we reviewed the viability of the future utilization of our Green River, Wyoming facility that is currently not in use.  Based on our review, we determined that it would not be economically feasible to reopen this facility in the future and therefore have included the future costs associated with this facility ($268,000) in our restructuring accrual during the three-month period ended June 30, 2005.  The restructuring charges discussed above had a negative impact on our operating results during the six months ended September 30, 2005.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to our Consolidated Financial Statements included in our Annual Report on Form 10-KSB for the year ended March 31, 2005. Those financial statements were prepared in accordance with U.S. generally accepted accounting principles.  Included within these policies are our “critical accounting policies.”  Critical accounting policies are those policies that are most important to the preparation of our consolidated financial statements and require management’s subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain.  Our critical accounting policies relate to revenue recognition, credit risk and stock-based compensation.  The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties, and as a result, actual results could differ materially from these estimates.  The development and selection of these critical accounting policies have been discussed, and are reviewed each year, with the Audit Committee of our Board of Directors.

Revenue Recognition. Revenue is recognized when persuasive evidence of an arrangement exists, delivery of services has occurred, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured.  We generate revenue by delivering customer support and/or technical assistance to users of our clients’ products and/or services by providing communications utilizing live chat, Web collaboration, email and telephone interactions.  We recognize revenues as services are provided, according to the terms of the underlying agreement with our clients which specify how the client will be charged, generally based on a monthly, hourly, per minute or per-contact rate.  We also provide licenses to a limited number of our clients for the use of our customer contact software tools that we host.  In these arrangements, we charge our client a monthly fee based on the number of users.  Revenue under those arrangements is recognized as the service is provided.

Revenues generated from professional and consulting services are recognized as the service is provided, based on time and materials incurred at contractually agreed upon rates.

Credit Risk. We have established an allowance for doubtful accounts to reserve for uncollectible accounts receivable.  Each quarter we review the receivables on an account-by-account basis and determine the probability of collection.  Management judgment is exercised in determining the probability of collection. Factors we consider in making this judgment are the age of the receivable, the financial resources of our clients, previous client history and recent client communications.  Our credit losses have generally been within our expectations; however, we have experienced exceptions from time to time.  During fiscal 2005, we established a specific reserve of $475,000 for a financially distressed client.  During the three months ended September 30, 2005, this customer was able to acquire additional funding and paid us $181,593 against their receivable and gave us a note for $400,000 that matures in fiscal 2007 for the remaining balance.  However, there can be no assurance that our future credit losses will be within our expectations.  In addition, our revenues and accounts receivable are concentrated in a relatively few number of customers.  A significant change in the liquidity or financial position of any one of these customers or a further deterioration in the economic environment, in general, could have an adverse impact on the collectibility of our accounts receivable and our future operating results.

Stock–Based Compensation. In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R), which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. Our pro forma disclosures currently permitted under Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS 123) no longer will be an alternative to financial statement recognition under SFAS 123R.

Under the provisions of SFAS 123R, the variable accounting treatment of certain of our options that were repriced in April 2003 will no longer be required.  Since the repricing and through September 2005, we have been required to record an expense or benefit from “marking-to-market” exercisable and outstanding repriced options.  Although we recorded a benefit of $68,652 during the six months ended September 30, 2005, we have recorded a cumulative net expense of $1,147,000 from April 2003 through September 2005 from marking these options to market.  This cumulative charge is mainly due to net increases in the price of our common stock from the $1.60 market value per share on the date of the re-pricing.  We believe the elimination of the variable accounting treatment of these options under the provisions of SFAS 123R will benefit us in future periods due to the expected continuation of price volatility of our common stock.  Therefore we elected to adopt the accounting provisions of SFAS 123R for the reporting period beginning October 1, 2005.

  We took steps in September 2005 to reduce the cost exposure of implementing SFAS 123R, including accelerating the vesting of all outstanding stock options with exercise prices above the fair market value (“under-water” options) as of September 30, 2005.  We intend to use the modified prospective method of adopting the provisions of SFAS 123R.  Under this method, the unamortized value of non-vested awards granted prior to the adoption of SFAS 123R would be required to be expensed in our consolidated statement of operations over the remaining vesting period.  By accelerating the vesting of our outstanding under-water options prior to the adoption of SFAS 123R, we were able to significantly reduce the amount of future expense that otherwise would have been required to recognize on these options after adopting SFAS 123R.  We will be required to record up to $59,000 of expense over the next four years on the remaining outstanding options as of September 30, 2005.  Options granted after the adoption of SFAS 123R will be expensed over their vesting period, which could have a material impact on the financial statements depending on the estimated value of the options at the date of grant. As of September 30, 2005, there were 34,460 options available for grant under the Company’s stock option plan. We are currently analyzing the provisions of SFAS 123R to determine the best strategies for any potential future share-based awards to our employees.

For the three and six month periods that ended September 30, 2005 and 2004, we applied the provisions of SFAS 123.  SFAS 123 encourages entities to adopt a fair-value-based method of accounting for stock options or similar equity instruments.  However, it also allows an entity to continue measuring compensation cost for stock based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25).  We elected to continue to apply the provisions of APB 25 and provide pro forma disclosures required by SFAS 123 in the footnotes to the consolidated financial statements.  We use the Black Scholes option-pricing model to determine the amount of additional pro forma expense related to these options as presented in our disclosures.  Had we adopted a fair-value-based method of accounting for stock options, the pro forma expense for these options in our disclosures would have been recorded as expense in our statements of operations and could have materially affect our operating results.

Results of Operations

Three months ended September 30, 2005 compared to three months ended September 30, 2004

Revenues.  Our revenues increased 60%, or $3,694,000, from $6,169,000 for the three months ended September 30, 2004 to $9,863,000 for the three months ended September 30, 2005.  The primary reason for the increase was $2,894,000 of revenue generated from the operations we acquired from Xtrasource.  The remaining $800,000 of increased revenue was due to volume growth from existing customers and revenue from new customers.

Cost of Sales.  Our cost of sales increased $2,261,000, or 40%, from $5,640,000 for the three months ended September 30, 2004 to $7,901,000 for the three months ended September 30, 2005.  The primary reason for this increase in cost of sales was the increased business as discussed above.  Our gross profit as a percentage of sales increased from 9% for the three months ended September 30, 2004 to 20% for the three months ended September 30, 2005.  Three primary factors led to the improvement in margin.  The first factor was the facilities consolidation that occurred during the quarters ended March 2005 and June 2005, thereby significantly improving our facilities utilization.  The second factor was the renegotiation of telecom contracts and certain facilities leases.  The third factor was the implementation of a new workforce management system that allows us to improve employee utilization and scheduling.

Product Development.  Our product development cost decreased 57% or $66,000, from $115,000 during the three months ended September 30, 2004 to $49,000 during the three months ended September 30, 2005.  During the three months ended September 30, 2004, we were working on two significant projects related to enhancements of our Right-Channeling technology and the development of our proprietary business intelligence system.  These projects were completed during fiscal 2005.  We began a new project in fiscal 2006 related to our customer interaction technology, which to this point has required no additional development costs.  We anticipate that we will continue to incur product development costs as we continue to enhance our technology.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses increased by 87%, or $796,000, from $912,000 for the three months ended September 30, 2004 to $1,708,000 for the three months ended September 30, 2005.  This increase was mainly due to the expenses associated with the Xtrasource business and planned increase in selling and marketing efforts that we believe will help us continue to increase our business.

Collection of fully-reserved doubtful account.  During the quarter ended December 31, 2004, we determined it was necessary to specifically reserve for a receivable due from a financially distressed customer.  During the three months ended September 30, 2005, this customer was able to acquire additional funding.  As a result of that funding they paid us $181,593 against the receivable and gave us a note for $400,000 that matures in fiscal 2007.  The $181,593 has been included in our statement of operations for the three months ended September 30, 2005.  The note receivable, which is fully reserved, will not be recognized in income until paid.

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

During the three months ended September 30, 2005 we recorded a non-cash stock-based compensation benefit of $14,000 related to the repriced options, a $2,000 decrease from $16,000 of non-cash stock-based compensation benefit that we recorded during the three months ended September 30, 2004.  This decrease was primarily a result of smaller fluctuations in the market value of our common stock from June 30, 2005 to September 30, 2005 than the fluctuations in the market value of our common stock from June 30, 2004 to September 30, 2004.

Effective October 1, 2005, we adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R).  Under SFAS 123R, the variable accounting treatment for these repriced options will no longer be required.

Amortization of intangible assets.  Effective October 1, 2004, we acquired substantially all of the assets and operations of Xtrasource.  We allocated the purchase price over the assets acquired, including an allocation of $1,366,000 to intangible assets which primarily represent the acquired customer base and the related assigned contracts.  We have determined that the expected life of these intangible assets is five years and accordingly, we recorded an expense of $68,000 for the amortization of these intangibles during the three months ended September 30, 2005.  There was no comparable expense during the three months ended September 30, 2004.

Income tax expense.  Our operations are located in different tax jurisdictions and may require the payment of income taxes in specific jurisdictions.  Income tax expense for the three month period ended September 30, 2005 consists of the provision for income taxes for our European operations that were acquired through the Xtrasource acquisition.  We believe we have sufficient net operating loss carry-forwards to offset any income tax expense that would have otherwise been charged to our U.S. operations for the three months ended September 30, 2005.

Six months ended September 30, 2005 compared to six months ended September 30, 2004

Revenues.  Our revenues increased 46%, or $5,887,000, from $12,736,000 for the six months ended September 30, 2004 to $18,623,000 for the six months ended September 30, 2005.  The primary reason for the increase was $5,520,000 of revenue generated from the operations we acquired from Xtrasource.

Cost of Sales.  Our cost of sales increased $4,482,000, or 39%, from $11,416,000 for the six months ended September 30, 2004 to $15,898,000 for the six months ended September 30, 2005.  Of this increase, $4,383,000 relates to the cost of revenue generated from the operations we acquired from Xtrasource.  Our gross profit as a percentage of sales increased from 10% for the six months ended September 30, 2004 to 15% for the six months ended September 30, 2005.  Three primary factors led to the improvement in margin.  The first factor was the facilities consolidation that occurred during the quarters ended March 2005 and June 2005, thereby significantly improving our facilities utilization.  The second factor was the renegotiation of telecom contracts and certain of our facilities leases.  The third factor was the implementation of our new workforce management system that allows us to improve our employee utilization and scheduling.

Product Development.  Our product development cost decreased 79% or $185,000, from $234,000 during the six months ended September 30, 2004 to $49,000 during the six months ended September 30, 2005.  During the six months ended September 30, 2004, we were working on two significant projects related to enhancements of our Right-Channeling technology and the development of our proprietary business intelligence system.  These projects were completed during fiscal 2005.  We began a new project in fiscal 2006 related to our customer interaction technology which to this point has required no additional development costs.  We anticipate that we will continue to incur product development costs as we continue to enhance our technology.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses increased by 107%, or $1,856,000, from $1,738,000 for the six months ended September 30, 2004 to $3,594,000 for the six months ended September 30, 2005.  This increase was mainly due to the expenses associated with the Xtrasource business and planned increase in selling and marketing efforts that we believe will help us continue to increase our revenue.  During the six months ended June 30, 2005, we completed a re-branding of our technology and services which included the creation of a new company logo and web site.

Collection of fully-reserved doubtful account.  During the quarter ended December 31, 2004, we determined it was necessary to specifically reserve for a receivable due from a financially distressed customer.  During the six months ended September 30, 2005, this customer was able to acquire additional funding.  As a result of that funding they paid us $181,593 against the receivable and gave us a note for $400,000 that matures in fiscal 2007.  The $181,593 has been included in our statement of operations for the six months ended September 30, 2005.  The note receivable, which is fully reserved, will not be recognized in income until paid.

Stock-Based Compensation.  In April 2003, our Board of Directors approved an employee stock option exchange program.  Under this program, options to purchase 377,342 shares of common stock with exercise prices above $2.00 per share were cancelled in exchange for options to purchase 313,592 shares of common stock at an exercise price equal to the then current market price of $1.60.  This exchange program was considered to be an effective “repricing” of stock options, which required us to adjust the amount of compensation expense we recognized each quarter until the stock options are exercised, forfeited or expired (see Note C to our unaudited condensed consolidated financial statements).  The cumulative amount of this charge is calculated by multiplying the exercisable number of options as of the applicable measurement date by the difference between the market price of the stock on such date and the exercise price of $1.60, less any amounts previously recognized.

During the six months ended September 30, 2005 we recorded a non-cash stock-based compensation benefit of $69,000 related to the repriced options, a $97,000 decrease from $166,000 of non-cash stock-based compensation benefit that we recorded during the six months ended September 30, 2004.  This decrease was primarily a result of smaller fluctuations in the market value of our common stock from March 31, 2005 to September 30, 2005 than the fluctuations in the market value of our common stock from March 31, 2004 to September 30, 2004.

Amortization of intangible assets.  Effective October 1, 2004, we acquired substantially all of the assets and operations of Xtrasource.  We allocated the purchase price over the assets acquired, including an allocation of $1,366,000 to intangible assets which primarily represent the acquired customer base and the related assigned contracts.  We have determined that the expected life of these intangible assets is five years. Accordingly, we recorded an expense of $137,000 for the amortization of these intangibles during the six months ended September 30, 2005.  There was no comparable expense during the six months ended September 30, 2004.

Restructuring charge.  In January 2005 we approved a plan to consolidate our three Utah contact centers into a single combined center.  We believe that this consolidation will improve our utilization of resources and thereby increase our productivity and profitability.  We stopped using one of these facilities in March 2005 and one in June 2005.  In addition, we determined that it was not economically viable to reopen our center in Green River, Wyoming that has been and is currently idle.  Therefore, we recorded $478,000 of restructuring charges relating to the Utah facility closed in June 2005 and the Green River, Wyoming facility.  The charges include accrued facilities and relocation costs as well as an impairment of approximately $123,000 of leasehold improvements that were located in the abandoned Utah facility.

                                                Income tax expense.  Our operations are located in different tax jurisdictions and may require the payment of income taxes in specific jurisdictions.  Income tax expense for the six month period ended September 30, 2005 consists of the provision for income taxes for our European operations that were acquired through the Xtrasource acquisition.

Liquidity and Capital Resources

Our working capital decreased $1,191,000, or 22%, from $5,498,000 at March 31, 2005 to $4,307,000 at September 30, 2005.  Our change in working capital was primarily the result of a decrease in cash balances of $919,000, from $5,698,000 as of March 31, 2005 to $4,779,000 as of September 30, 2005, and an increase in accrued payroll and payroll taxes of $342,000, from $1,560,000 at March 31, 2005 to $1,902,000 at September 30, 2005.  The increase in accrued payroll and payroll taxes was due to increased headcount needed to service additional client contractual requirements.

 The decrease in cash was mainly due to $1,087,000 of cash used for capital expenditures.  We also incurred $597,000 of debt under our equipment line with a bank and repaid $443,000 of principal owed on our long-term debt.  We generated $117,000 of cash flow from operations during the six months ended September 30, 2005 and had a $80,000 decrease in cash from the effect of foreign currency translations.

Effective March 31, 2005, we renewed our line of credit with a bank that allows us to borrow up to $3,000,000 or 80% of eligible accounts receivable.  The line of credit accrues interest at 1% over of the bank’s prime rate (6.75% as of September 30, 2005) and matures on March 31, 2007.  As of September 30, 2005, we had no balances outstanding against the line.

Effective March 31, 2005, we also entered into a term debt agreement with a bank for equipment financing.  The loan allows for a per draw minimum of $100,000 with a total maximum draw of $1,000,000 through March 31, 2006.  We are required to make interest only payments equal to 1.5% over the bank’s prime rate during the draw-down period.  At the end of the draw-down period, we will be required to pay monthly installments of principal and interest over 36 months.  During the six months ended September 30, 2005, we drew and had outstanding a total of $597,108 on this facility.

Seasonality

Our operating results have historically been affected by the seasonal variances experienced by some of our significant clients.  Historically, our third and fourth quarters have been favorably affected by a significant increase in service requests we experienced from our support of certain clients’ products and/or services.  Going forward, we anticipate that we will continue to have seasonal variances.

Risks Related to Existing and Proposed Operations

There are a number of factors that may affect our operating results, including the risks and uncertainties identified in the following paragraphs.  In addition to other information set forth in this Report, readers should review and carefully consider the following factors.

We have a history of losses and may continue to experience losses.

We experienced net losses in four of our last six fiscal years and during our most recent six months ended September 30, 2005 and we had an accumulated deficit of $(13,633,000) as of September 30, 2005.  Although we reached operating profitability for the quarter ended September 30, 2005, we cannot provide any assurances that we will be able to continue to do so and we may incur losses in future periods, particularly if we lose clients, are unable to attract and retain new clients or do not properly utilize our resources.  We cannot ensure that we will be able to achieve or maintain consistently profitable operations.

We are experiencing revenue growth and our future operations will require skilled management of growth.

Our current and future revenue growth must be considered in light of the risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new business, the development and commercialization of products based on new technologies, and the competitive environment in which we will operate.  As our operations expand, our success will depend on our ability to manage continued growth, including integration of our executive officers, directors and consultants into an effective management and technical team; to formulate strategic alliances, joint ventures, or other collaborative arrangements with third parties; to commercialize and market our proposed products and services; and to monitor and manage these relationships on a long-term basis.  If our management is unable to integrate these resources and manage growth effectively, the quality of our products and services, our ability to retain key personnel, and the results of our operations could be materially and adversely affected.

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

Three clients accounted for approximately 57% of our revenues for the six months ended September 30, 2005.  These three clients accounted for approximately 29%, 17% and 11%, respectively, of our revenues for the six months ended September 30, 2005.

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

The market price of our common stock has historically been, and we expect it to continue to be, volatile.  This price has ranged between $1.35 and $17.89 during the 30 months ended September 30, 2005.  The market for our common stock has, from time-to-time, experienced extreme price and volume fluctuations, which have often appeared to be unrelated to our operating performance.  Our stock price also has been affected by our own public announcements regarding such things as quarterly earnings, changes in clients, obtaining financing and corporate partnerships.  Consequently, events both within and beyond our control may cause shares of our common stock to lose their value rapidly.

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

We rely on two third-party software companies for our chat, email applications and CRM case logging.

We contract with a third-party software company to provide chat and email tools used with our CRM software, reporting and management services.  Additionally, we use a third party software company to do our CRM case logging for some of our major clients.  If either of these software companies fail in their business efforts, we may lose our access to these software tools.  Our failure to obtain adequate replacement software tools would cause us to experience service delays, interruptions or cancellations.

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

Item 3.  Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) of the effectiveness of our disclosure controls and procedures, as of September 30, 2005. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.  Our management, including our CEO and CFO, also supervised and participated in an evaluation of any changes in internal controls as of the end of the period covered by this report and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  Based on that evaluation, our executive management, including our CEO and our CFO, concluded that there had been no changes to our internal controls that would have had a material affect over the financial reporting for the quarter ending September 30, 2005.

PART II.                                                 OTHER INFORMATION

Item 2.             Unregistered sale of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the six months ended September 30, 2005.  However, during the six months ended September 30, 2005, we purchased the following shares of our common stock:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan (1)	Maximum number of shares that may yet be purchased under the plan (2),(3)

Month ended April 30, 2005	16,938	$3.30	76,737	309,293
Total	16,938	$3.30	76,737	309,293

(1)           On February 28, 2005, we announced the commencement of the stock repurchase plan.

(2)           Our Board of Directors has approved the repurchase of up to 385,862 shares of our common stock, representing ten percent of the number of shares of common stock outstanding at the time the repurchase plan was approved.

(3)           The stock repurchase plan expires on February 28, 2006.

Item 6.             Exhibits

Exhibit 10.1 Office Lease With Centurion SW LLC

Exhibit 10.2 Lease Amendment Number Three with AP Southeast Portfolio Partners L.P.

Exhibits 31.1 and 32.1 – Certifications of the Company’s Chief Executive Officer

Exhibits 31.2 and 32.2 – Certifications of the Company’s Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

SENTO CORPORATION
(Registrant)

	By:	/s/ PATRICK F. O’ NEAL
Patrick F. O’ Neal
President and Chief Executive Officer
(Principal executive officer)

	By:	/s/ ANTHONY J. SANSONE
Anthony J. Sansone
Senior Vice President, Chief Financial Officer and Secretary
(Principal financial and accounting officer)

Dated November 11, 2005.