Form 10QSB
period 2005-12-31
SENTO CORP
filed 2006-02-14
CIK 4317

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

☒        Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended December 31, 2005

☐        Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 06425

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

Yes ☒             No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐             No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at January 31, 2006
Common capital stock $.25 par value	3,865,020

Transitional Small Business Disclosure Format (check one):

Yes ☐             No ☒

SENTO CORPORATION

Quarterly Report on Form 10-QSB

Quarter ended December 31, 2005

PART I. FINANCIAL INFORMATION

Item 1.             Financial Statements

SENTO CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	December 31, 2005	March 31, 2005
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$3,549,885	$5,698,195
Accounts receivable, net	8,592,917	4,326,315
Other current assets	811,622	643,059
Total current assets	12,954,424	10,667,569

Property and equipment, net	4,582,438	4,031,632
Intangible assets, net	2,040,796	1,229,607
Other assets	322,808	296,775
Total Assets	$19,900,466	$16,225,583

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt and capital leases	$1,453,943	$745,699
Accounts payable	3,206,635	2,110,013
Accrued payroll and payroll taxes	2,421,687	1,559,676
Current portion of accrued contingent consideration from business acquisition	792,157	—
Current deferred taxes	77,412	—
Current accrued building consolidation costs	57,935	118,793
Accrued liabilities and other	1,022,719	635,834
Total current liabilities	9,032,488	5,170,015

Long-term debt and capital leases, net of current portion	1,142,103	959,259
Accrued contingent consideration from business acquisition, net of current portion	820,573	907,898
Accrued building consolidation costs, net of current portion	125,154	—
Deferred taxes	232,235	—
Total Liabilities	11,352,553	7,037,172

Stockholders’ equity:
Common stock	983,306	965,077
Additional paid-in capital	20,757,465	20,662,508
Treasury stock	(259,620)	(203,681)
Accumulated other comprehensive income (loss) – foreign currency translation adjustment	(8,652)	42,670
Accumulated deficit	(12,924,586)	(12,278,163)
Total stockholders’ equity	8,547,913	9,188,411
Total Liabilities and Stockholders’ Equity	$19,900,466	$16,225,583

See accompanying notes to condensed consolidated financial statements.

SENTO CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2005	December 31, 2004	Deceember 31, 2005	December 31, 2004

Revenue	$15,154,851	10,047,153	$33,777,982	$22,782,861

Gross cost of sales	12,285,385	8,025,613	28,183,588	19,441,540
Less: training incentive reimbursements	(196,000)	—	(196,000)	—
Cost of sales	12,089,385	8,025,613	27,987,588	19,441,540

Gross profit	3,065,466	2,021,540	5,790,394	3,341,321

Product development	20,852	61,765	69,460	295,741
Selling, general and administrative expenses	2,228,827	1,629,192	5,823,037	3,367,296
Provision for (recovery of) doubtful account	—	475,000	(181,593)	475,000
Amortization of intangible assets	90,893	54,447	227,516	54,447
Restructuring charge	—	—	477,575	—
Non-cash charge for valuation of warrants issued for services	—	53,057	—	239,558
Stock-based compensation (benefit)	27,611	(68,947)	(41,041)	(235,355)
Operating income (loss)	697,283	(182,974)	(584,560)	(855,366)

Other income (expense), net	8,843	(36,719)	(46,657)	(73,886)

Income (loss) before income taxes	706,126	(219,693)	(631,217)	(929,252)
Income tax benefit (expense)	2,455	(78,707)	(15,206)	(78,707)
Net income (loss)	708,581	(298,400)	(646,423)	(1,007,959)
Deemed dividend as a result of warrant modification	—	—	—	(37,875)
Net income (loss) attributable to common stockholders	$708,581	$(298,400)	$(646,423)	$(1,045,834)

Basic net income (loss) per share	$0.19	$(0.08)	$(0.17)	$(0.28)

Diluted net income (loss) per share	$0.17	$(0.08)	$(0.17)	$(0.28)

Basic weighted average number of common and common equivalent shares outstanding	3,827,068	3,807,873	3,805,957	3,722,628
Diluted weighted average number of common and common equivalent shares outstanding	4,117,669	3,807,873	3,805,957	3,722,628

See accompanying notes to condensed consolidated financial statements.

SENTO CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	December 31, 2005	December 31, 2004
Cash flows from operating activities:
Net loss	$(646,423)	$(1,007,959)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,587,435	1,193,542
Non-cash interest expense related to warrants issued with debt	10,705	249,995
Stock-based compensation	(41,041)	(235,355)
Restructuring charge	477,575	—
Deferred taxes	(6,881)	—
Changes in operating assets and liabilities:
Accounts receivable	(4,283,946)	1,143,987
Other assets	(241,044)	(139,798)
Accounts payable	1,096,622	(439,851)
Accrued liabilities and other	958,361	(473,211)
Net cash provided by (used in) operating activities	(1,088,637)	291,350
Cash flows used in investing activities:
Purchase of property and equipment	(1,987,022)	(1,104,911)
Acquisition of business, including purchase of acquired business’ secured debt	—	(872,221)
Net cash used in investing activities	(1,987,022)	(1,977,132)

Cash flows from financing activities:
Principal payments of long-term debt, capital leases and credit Line	(1,119,617)	(725,923)
Proceeds from issuance of long-term debt, capital leases and credit line	2,000,000	849,579
Payment of accrued offering costs	—	(627,364)
Repurchase of common stock	(55,939)	—
Proceeds from exercise of stock options, warrants and employee stock purchases	154,227	408,475
Net cash provided by (used in) financing activities	978,671	(95,233)
Effect of foreign currency translations	(51,322)	91,330
Net decrease in cash and cash equivalents	(2,148,310)	(1,689,685)
Cash and cash equivalents at beginning of period	5,698,195	6,567,811
Cash and cash equivalents at end of period	$3,549,885	$4,878,126

See accompanying notes to condensed consolidated financial statements.

SENTO CORPORATION

AND SUBSIDIARIES

Supplemental Disclosures of Cash Flow Information

(Unaudited)

	Nine Months Ended
	December 31, 2005	December 31, 2004

Cash paid for:
Interest	$123,252	$104,108
Income taxes	—	—

Non-cash investing and financing activities:
Equipment financed through long-term note	$—	$157,136

Purchase Price Adjustments:
Intangible assets	$1,038,704	$—
Contingent consideration for business acquisition	(722,176)	—
Deferred tax liability	(316,528)	—
	$—	$—

Assets acquired and liabilities assumed through business acquisition:
Receivables	$—	$1,835,911
Property and equipment	—	201,810
Other assets, including $1,088,938 of intangibles	—	1,413,296
Total assets acquired	—	3,451,017
Less liabilities assumed:
Accounts payable	—	1,030,978
Accrued contingent consideration	—	655,590
Long-term debt and capital lease obligations	—	51,680
Other liabilities, including $65,000 of accrued purchase liabilities	—	840,548
Net cash paid	$—	$872,221

See accompanying notes to condensed consolidated financial statements.

SENTO CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

December 31, 2005

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

Operating results for the three- and nine-month periods ended December 31, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2005.

The Company’s operations are carried out by its two wholly-owned subsidiaries, Sento Technical Services Corporation, a Utah corporation, and Xtrasource Acquisition, Inc., a Delaware corporation. The Company’s operations are located in Utah, Wyoming, North Carolina, New Mexico, the Netherlands and France. In addition, the Company has contractual relations with a third-party service provider in India.

B.                                     SHARE BASED PAYMENT

Prior to October 1, 2005, the Company accounted for its stock option plan and its employee stock purchase plan using the intrinsic value method of accounting provided under APB Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25) and related interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation, (SFAS123). Under this method no compensation expense was recognized for issuances of stock pursuant to employee stock purchase plan, or for stock option grants, with the exception of options that were repriced in April 2003 and accounted for under variable accounting. Accordingly, share-based compensation was included as a pro forma disclosure in the financial statement footnotes and continues to be presented as a pro forma disclosure for periods prior to the three-month period ended December 31, 2005.

Effective October 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123 (R), Share-Based Payment, (SFAS 123R) using the modified-prospective transition method. Under this transition method, compensation cost recognized during the three-month period ended December 31, 2005 includes: a) compensation costs for all share-based payments granted through September 30, 2005, but for which the vesting period had not been completed as of September 30, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to September 30, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Under the modified-prospective transition method, results for prior periods are not restated.

As a result of adopting SFAS 123R on October 1, 2005, the Company’s earnings before income taxes, net earnings and earnings per share for the three-month period ended December 31, 2005 are different than what they would have been had the Company not adopted SFAS 123R as shown in the following table:

	Income Before Income Tax	Net Income	Basic Earnings Per Share	Diluted Earnings Per Share
Earnings as reported under SFAS 123R for the three-month period ended December 31, 2005	$706,126	$708,581	$0.19	$0.17

Add back share-based payment expense that would not have been recognized had the Company not adopted SFAS 123R	27,611	27,611	0.01	0.01

Less compensation costs relating to repriced options under variable accounting that would have been expensed had the Company not adopted SFAS 123R	(519,128)	(519,128)	(0.14)	(0.13)

Pro Forma earnings for the three-months ended December 31, 2005 had the Company not adopted SFAS 123R	$214,609	$217,064	$0.06	$0.05

SFAS 123R requires that cash flows resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. However, the Company has significant net operating loss carry-forwards for tax purposes and has therefore not recognized any excess tax benefits from the exercise of stock options.

Stock Options:

The Company grants stock options to employees and non-employee directors under its Omnibus Stock Incentive Plan. Vesting requirements for awards under this plan vary by individual grants and are time-based. The majority of the options granted under the plan have a contractual life of 10 years. However, some of the grants have a contractual life of 5 years. The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted average assumptions for the nine-month periods ended December 31, 2005 and 2004 are:

	2005	2004
Dividend yield	0.0%	0.0%
Expected Volatility	90.0%	75.0%
Risk-free interest rate	4.0%	3.7%
Expected term	5 years	5 years

Expected volatility is based on historical volatility of the Company’s common stock. The Company uses historical data to estimate option exercises and employee termination behavior within the valuation model. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The following summary presents information regarding outstanding options as of December 31, 2005 and changes during the nine-month period then ended with regard to all options:

	Shares under Option	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding at March 31, 2005	402,619	$4.48
Granted	250,250	$2.98
Exercised	(29,946)	$2.37
Forfeited or expired	(11,617)	$6.13
Outstanding at December 31, 2005	611,306	$3.94	7.54	$1,962,401
Exercisable at December 31, 2005	555,219	$4.09	7.45	$1,699,260

The weighted average grant-date fair value of options granted during the nine-month periods ended December 31, 2005 and 2004 were $745,785 and $1,336,091 respectively. The total intrinsic value of options exercised during the nine-month periods ending December 31, 2005 and 2004 were $127,965 and $1,018,835 respectively.

The following table provides pro-forma net earnings and earnings per share had the Company applied the fair value method of SFAS 123 during the nine-month periods ended December 31, 2005 and 2004 until the time of the adoption of SFAS 123R on October 1, 2005:

	Nine Months Ended December 31, 2005	Nine Months Ended December 31, 2004
Net loss attributable to common stockholders:	$(646,423)	$(1,045,834)
Deduct stock-based compensation expense determined under fair value basis method	$(1,111,276)	$(359,825)
Pro forma net loss	$(1,757,699)	$(1,405,659)
Reported basic loss per share	$(0.17)	$(0.28)
Pro forma basic loss per share	$(0.46)	$(0.38)
Reported diluted loss per share	$(0.17)	$(0.28)
Pro forma diluted loss per share	$(0.46)	$(0.38)

Employee Stock Purchase Plan:

The Company has an Employee Stock Purchase Plan which permits employees to invest by means of periodic payroll deductions in the Company’s common stock during six-month contribution periods. Through November 30, 2005, employees participating in the Employee Stock Purchase Plan could purchase shares at 85% of the lower of the market price of the Company’s common stock on the beginning and ending dates of the contribution periods. Effective December 1, 2005, the Employee Stock Purchase Plan was amended to only allow shares to be purchased at 85% of market price of the Company’s common stock at the end of the contribution period.

During the nine-month periods ended December 31, 2005 and 2004, 36,257 and 22,565 shares of the Company’s common stock were purchased by plan participants. Compensation expense relating to the Company’s Employee Stock Purchase Plan of $6,094 is included in the accompanying statements of operations for the three- and nine-month periods ended December 31, 2005.

C.                                     LONG-TERM DEBT AND CAPITAL LEASES

Effective March 31, 2005, the Company renewed its line of credit with a bank that allows the Company to borrow up to $3,000,000 or 80% of eligible accounts receivable. The line of credit accrues interest at 1% over of the bank’s prime rate (7.25% as of December 31, 2005) and matures on March 31, 2007. As of December 31, 2005, the Company had a $500,000 outstanding balance against the line.

Effective March 31, 2005, the Company also entered into a term debt agreement with a bank for equipment financing. The loan allows for minimum draws of $100,000 per draw with a maximum of

$1,000,000 to be drawn through March 31, 2006. The Company is required to make interest only payments equal to 1.5% over the bank’s prime rate during the draw-down period. At the end of the draw-down period, the Company will be required to pay monthly installments of principal and interest over 36 months. During the nine months ended December 31, 2005, the Company had drawn the entire $1,000,000 which was all outstanding.

D.                                    COMMON STOCK

Nine months ended December 31, 2005

During the nine months ended December 31, 2005, options to purchase 29,946 shares of the Company’s common stock were exercised, 36,257 shares of common stock were purchased by employees under the Company’s Employee Stock Purchase Plan, and warrants to purchase 6,250 shares of common stock were exercised resulting in $154,227 of net proceeds to the Company.

On April 23, 2003, the Company’s Board of Directors approved an employee stock option exchange program (the “Exchange Program”), pursuant to which the Company granted options to purchase 313,592 shares of the Company’s common stock at an exercise price of $1.60 per share in exchange for the cancellation of options to purchase 377,342 shares of the Company’s common stock at exercise prices in excess of $2.00 per share. The new options issued under the Exchange Program were subject to variable plan accounting in accordance with Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation. Under variable plan accounting, the Company was required to recognize compensation expense (benefit) in its consolidated statements of operations for any change in the intrinsic value of the options. The intrinsic value of the repriced options is based on the market price of the underlying vested and unexercised shares of common stock and is calculated as the difference between the fair market value of the common stock and $1.60 (the market price at April 23, 2003, which was the effective date of the exchange). This compensation adjustment was recorded on a quarterly basis until the adoption of Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R) on October 1, 2005.

During the six months ended September 30, 2005, the Company recorded $68,652 of stock-based compensation benefit for these options since the value of the Company’s common stock decreased between March 31, 2005 and September 30, 2005. Effective October 1, 2005, due to the Company’s adoption of SFAS 123R, the variable accounting treatment for the options repriced under the Exchange Program is no longer required.  From April 2003 through September 2005 the Company has recorded a cumulative net expense of $1,147,000 from marking these options to market.

During the three months ended December 31, 2005, the Company recorded $27,611 of share based payment expense under the provisions of SFAS 123R.

On February 28, 2005, the Company’s Board of Directors approved a stock repurchase plan authorizing the Company to repurchase up to 10% of its then outstanding common stock over a one-year period. The purchase price, amount of shares per purchase, and the specific purchase dates are subject to approval by the Company’s Board of Directors and compliance with rules and regulations of the Securities and Exchange Commission. During the nine months ended December 31, 2005, the Company repurchased 16,938 shares of common stock at a cost of $55,939. As of December 31, 2005, a total of 76,737 shares had been repurchased under the stock buy-back plan and are accounted for as treasury stock in the accompanying financial statements.

Nine months ended December 31, 2004

During the nine months ended December 31, 2004, options to purchase 166,815 shares of the Company’s common stock were exercised and 22,565 shares of common stock were purchased by the Company’s employees under the Company’s Employee Stock Purchase Plan.

During the nine months ended December 31, 2004, warrants to purchase 204,250 shares of common stock were exercised under cashless provisions of the underlying warrant agreements resulting in the Company issuing 167,853 shares of common stock. In addition, during the same period warrants to purchase 50,000 shares of common stock were exercised at a total price of $88,125.

During the nine months ended December 31, 2004, the Company recorded $235,355 of stock-based compensation benefit from marking to market the options repriced under the Exchange Program.

In January 2004, the Company entered into a consulting agreement with terms that required the Company to issue the consultant warrants to purchase 5,000 shares of common stock each month.  As of December 31, 2005 warrants to purchase 60,000 shares of common stock were outstanding under this agreement, of which warrants to purchase 45,000 shares were issued during the nine months ended December 31, 2004. The warrants vest 25% every three months from the date of issuance, have a term of three and one-half years, and have an exercise price of $3.00 per share. On October 31, 2004, the Company terminated the consulting agreement. Accordingly, subsequent to October 31, 2004 no further warrants have been issued under the agreement. The value of these warrants, as determined using the Black-Scholes valuation model, were recognized during the performance period as opposed to the vesting schedule since the period of performance has ended.

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

E.                                      INCOME (LOSS) PER SHARE

Income (loss) per share is computed in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted income (loss) per share reflects the potential dilution that could occur from shares of common stock issuable through stock options, warrants and other convertible securities, if dilutive. Options and warrants to purchase 290,601 shares of common stock have been included in the calculation of diluted common stock outstanding for the three-month period ended December 31, 2005. Options and warrants to purchase 143,679 shares of common stock have not been included in the calculation of diluted common stock outstanding for the nine-month period ended December 31, 2005, because to do so would be anti-dilutive. Options and warrants to purchase 224,007 and 304,972 shares of common stock, respectively, have not been included in the calculation of diluted common stock outstanding for the three and nine months ended December 31, 2004, because to do so would be anti-dilutive.

F.                                      FACILITIES CONSOLIDATION

In January 2005, the Company approved a plan to consolidate its Utah contact center facilities from three locations into one “super center” by July 2005. The Company completed this plan and ceased using the second of the centers that was to be abandoned under the plan in June 2005. Costs incurred with closing this facility, including the impairment of leasehold improvements and the accrual of future lease obligations, have been recorded as a restructuring charge in the Company’s condensed consolidated statement of operations for the nine months ended December 31, 2005. In addition, management determined that it was not economically feasible to open its contact center in Green River, Wyoming, which has been and is currently idle. Therefore, the cost of future lease payments for the Green River facility has also been included in the restructuring charge in the accompanying condensed consolidated statement of operations for the nine months ended December 31, 2005. The following summarizes the costs recorded as a restructuring charge during the nine months ended December 31, 2005:

Discounted value of future facilities lease obligations	$329,831
Impairment of leasehold improvements	122,744
Moving costs and other	25,000
$477,575

The following is a reconciliation of accrued restructuring expense for the nine months ended December 31, 2005:

Accrued restructuring expenses at March 31, 2005	$118,793
Accrual of future facilities lease obligations, moving and other costs	354,831
Accretion of discount on future rent of abandoned Green River facility	4,050
Costs paid during period	(294,585)
Accrued restructuring expenses at December 31, 2005	183,089
Less current portion of accrued restructuring expenses	(57,935)
Long-term accrued restructuring expenses	$125,154

G.                                  BUSINESS ACQUISITION

In October 2004 the Company, through its wholly-owned subsidiary, Xtrasource Acquisition, Inc. (“Acquisition”), acquired substantially all of the assets of Xtrasource, Inc. (“Xtrasource”), a non-affiliated, privately-held Delaware corporation with approximately $10 million in annual sales. Acquisition agreed to pay the owners of Xtrasource a quarterly contingent earnout of 30% of earnings before interest, taxes, depreciation and amortization (“Earnout”) for the quarterly periods between the closing and September 30, 2009 (with a maximum aggregate cap of $6.5 million). Earnout payments are subject to various reduction and offset rights including, but not limited to, reductions for debt payments (to secured and unsecured creditors) and working capital deficiencies. The accrued contingent consideration represents the Company’s estimate of the Earnout liability. This estimate is based on the Company’s forecasts of earnings attributable to the Xtrasource operations through September 2009. During the quarter ended December 31, 2005, the purchase price of the acquired business has been adjusted in accordance with purchase price true-up provisions of Statement of Financial Accounting Standards No. 141, Business Combinations, after considering on-going operations during the first 12 months of post-acquisition activity. The true-up increased the estimated deferred consideration by approximately $722,000 and increased deferred tax liabilities by approximately $317,000. The offset to these increases was an increase in intangible assets of $1,039,000. The actual amounts eventually paid for the Earnout could differ materially from management’s estimate. Going forward, all true-ups to the Earnout liability will be recognized in the Company’s operating results.

The acquired assets consist of call center operations with facilities in the United States, the Netherlands and France. Assets acquired also include intangible assets consisting primarily of the Xtrasource assigned customer contracts and related customer base. These intangible assets are being amortized over the expected useful life of five years. As of December 31, 2005 and March 31, 2005, the Company’s intangible assets consist entirely of the intangible assets acquired through this transaction. The carrying value of intangible assets (after purchase price adjustments) at December 31, 2005 totaled $2,404,906, net of $364,110 of accumulated amortization. The carrying value of intangible assets at March 31, 2005 totaled $1,229,607, net of $136,594 of accumulated amortization.

H.                                    INCOME TAXES

Even though the Company had a consolidated net loss for the nine months ended December 31, 2005, the Company’s operations are located in different tax jurisdictions and may require the payment of income taxes in specific jurisdictions. Income tax expense (benefit) for the three- and nine-month periods ended December 31, 2005 consists of the provision for income taxes on the Company’s European operations net of amortization of the Company’s deferred tax liabilities. The Company has net operating loss carry-forwards for U.S. income tax purposes sufficient to offset taxable U.S. income generated during the three months ended December 31, 2005.

I.                                         GEOGRAPHIC INFORMATION

The following geographic area data includes net revenue and long-lived assets based on physical location:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Revenue:
United States	$12,571,000	$7,865,000	$26,882,000	$20,601,000
Europe	2,584,000	2,182,000	6,896,000	2,182,000
Consolidated total	$15,155,000	$10,047,000	$33,778,000	$22,783,000

	December 31, 2005	March 31, 2005

Long-lived assets:
United States	$5,835,000	$4,246,000
Europe	1,111,000	1,312,000
Consolidated total	$6,946,000	$5,558,000

J.                                        NEW MEXICO EXPANSION

On September 20, 2005 (and in subsequent amendments), the Company entered into a five-year lease agreement with Centurion SW, LLC, an unrelated third party, commencing November 1, 2005, for approximately 45,000 square feet in the Compass Bank Plaza at 505 Marquette Avenue, N.W., Albuquerque, New Mexico. Under the terms of the lease, the Company will pay a base rent of approximately $9,000 a month for January 2006, with the monthly payment obligation increasing to approximately $32,000 for February 2006, $45,000 for March 2006 and approximately $60,000 per month by the end of the five-year lease term, plus any incremental increase in operating expenses. The Company has two options to extend the lease for an additional five years, plus any incremental increase in operating expenses. The lease also provides the Company the right to obtain additional space in the building under the same terms and conditions on a prorated basis for the remainder of the lease term. The Company began contact center operations in this facility during November 2005.

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

L                                         JOB TRAINING INCENTIVE REIMBURSEMENT

In October 2005, Sento applied for and was awarded by the State of New Mexico job training reimbursements under the State’s Job Training Incentive Program (JTIP) of up to $1.1 million for training wages to be incurred for 314 positions in the Company’s Albuquerque contact center. Based on the Company’s significant growth in the quarter, it amended that original request in December and was awarded up to an additional $431,000 of JTIP funding for another 131 positions. The Company also applied for and was awarded up to $862,000 of JTIP funding for an additional 243 positions anticipated to be hired between January and April 2006 as the ramp up of Albuquerque continues. All of these awards are based on a reimbursement of between 50% and 55% of the wages associated with the completed training hours. The majority of the employees are contact and technical support agents who, among other requirements, must each complete 640 training hours before the Company can submit for reimbursement of their wages. Based on the start dates of the first group of Albuquerque employees and projected completion of their training hours, the Company expects to receive its first cash payment from this program in April 2006. These cash payments should continue during the first two quarters of fiscal 2007. The Company has accrued and will continue to accrue for the anticipated JTIP funds it expects to receive from the State of New Mexico once the training hours have been completed. The accrual is recognized as an offset to cost of sales in the condensed consolidated statements of operations. The JTIP funds have already been appropriated and reserved by the State of New Mexico for the Company. Once the employees complete the training hours, the Company can file the appropriate statutory claims requests to obtain the JTIP funds. These awards are one-time events that will be recognized during the training period for the employees covered.

M.                                 SUBSEQUENT EVENTS

On January 26, 2006, the Company executed an amendment to loan documents, including an amended and restated schedule to our loan and security agreement. This amendment calls for an additional $1,500,000 term loan with the bank to be used for the purchase of property and equipment. The loan can be drawn upon in minimum increments of $100,000 through March 31, 2006 (“Availability End Date”). The loan accrues interest at 1.5% over the bank’s prime rate. The company pays interest only on this loan until the Availability End Date at which time the Company will be required to make principal and interest payments. The principal is to be repaid in equal monthly installments over 36 months from the Availability End Date. The Company also has the option to fix the interest rate to 4.5% over the yield on United States Treasury Notes with a three year maturity as of the Availability End Date.

Item 2.             Management’s Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-QSB that are not purely historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements involve various risks and uncertainties. Forward-looking statements contained in this Report include statements regarding our plans to develop and deliver integrated information technology services, market opportunities and acceptance, expectations, goals, revenues, financial performance, strategies, mission and intentions for the future. Such forward-looking statements are included under “Management’s Discussion and Analysis or Plan of Operation” and encompass our beliefs, expectations, hopes or intentions regarding future events. Words such as “expects,” “intends,” “believes,” “anticipates,” “should,” and “likely” also identify forward-looking statements. All forward-looking statements included in this Report are made as of the date hereof, based on information available to us as of such date, and we assume no obligation – and specifically disclaim any obligation - to update any forward-looking statement. It is important to note that such statements may not prove to be accurate and that our actual results and future events will vary, and may vary materially, from those anticipated in such statements. Among the factors that could cause actual results to differ materially from our expectations are those described under “Management’s Discussion and Analysis or Plan of Operation-Risks Related to Existing and Proposed Operations.” All subsequent written and oral forward-looking statements attributable to Sento or persons acting on our behalf are expressly qualified in their entirety by this section and other factors included elsewhere in this Report. [Unless otherwise indicated “we,” “us,” “our,” and “the Company” refer to Sento Corporation and its subsidiaries.]

Overview

The following Management’s Discussion and Analysis or Plan of Operation (“MD&A”) is intended to help the reader understand Sento Corporation (“Sento,” “we” or “us”) our operations and business environment. MD&A is provided as a supplement to (and should be read in conjunction with) our financial statements and accompanying notes. Our MD&A includes the following sections:

Our Business – a general description of our business and the industry in which we operate.

Significant Events – a discussion of events that have had a significant impact on our accompanying consolidated financial statements.

Application of Critical Accounting Policies – a discussion of accounting policies that require critical judgments and estimates.

Operations Review – an analysis of our Company’s consolidated results of operations.

Liquidity and Capital Resources – an analysis of our cash flows, sources and uses of cash.

Seasonality – a discussion on how seasonality affects our business.

Risks Related to Existing and Proposed Operations – a description of certain risks and uncertainties that could cause our actual results to differ materially from our historical results or our current expectations or projections.

Our Business

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

Significant Events

Xtrasource Acquisition

Effective October 1, 2004, through our wholly owned subsidiary Xtrasource Acquisition, Inc., we acquired substantially all of the assets of Xtrasource, Inc. (Xtrasource), a non-affiliated, privately-held Delaware corporation with approximately $10 million in annual sales. We have agreed to pay the owners of Xtrasource a quarterly contingent earnout of 30% of earnings before interest, taxes, depreciation and amortization from the acquired Xtrasource operations (Earnout) for the quarterly periods between the closing and September 30, 2009 (with a maximum cap of $6.5 million). Earnout payments are subject to various reductions and offset rights including reductions for debt payments (to secured and unsecured creditors) and net working capital adjustment. We granted the owners of Xtrasource a line of credit of no more than $200,000 to enable Xtrasource to pay costs and expenses associated with closing its Brazilian subsidiary, which we did not acquire (and for which we did not assume its liabilities), and for ordinary expenses related to the transaction. Amounts drawn on the line of credit will be deducted from Earnout payments. Our consolidated operating results contain the operating results of the acquired business for the periods beginning on or after October 1, 2004.

Because of better than expected performance of the acquired Xtrasource operations during the first year since the acquisition, we have increased our estimate of the Earnout by $722,000 and recorded this adjustment as a true-up of the purchase price as permitted under purchase accounting rules. This adjustment brings the total accrued contingent consideration for the purchase to $1,613,000. In conjunction with this true-up we also recognized a deferred foreign tax liability of $317,000 related to non-deductible amortization in our European tax jurisdictions. This deferred consideration true-up and related deferred foreign tax liability resulted in a corresponding increase in our intangible assets, which resulted in increased amortization expense during our quarter ended December 31, 2005. Going forward, all true-ups to the Earnout liability will be recognized in our operating results.

Facilities Consolidation

On January 27, 2005, we announced our intention to consolidate our Utah call center operations from three centers into a single combined center. We completed this move during June 2005. We believe this consolidation will enable us to increase our efficiencies and reduce the cost of providing our services over the long-term. During the quarter ended June 30, 2005, we incurred moving costs of approximately $25,000 and a write-down of unneeded property and equipment of $123,000. In addition, we accrued rent expense for the remaining lease term on the vacated Utah centers (approximately $62,000) during the three months ended June 30, 2005. The above costs are identified as restructuring charges in our statement of operations for the nine months ended December 31, 2005. In addition, we reviewed the viability of the future utilization of our Green River, Wyoming facility that is currently not in use. Based on our review, we determined that it would not be economically feasible to reopen this facility in the future and therefore have included the future costs associated with this facility ($268,000) in our restructuring accrual during the three-month period ended June 30, 2005. The restructuring charges discussed above had a negative impact on our operating results during the nine months ended December 31, 2005.

Job Training Incentive Reimbursement

In October, we applied for and were awarded job training reimbursements from the State of New Mexico’s Job Training Incentive Program (JTIP) of up to $1.1 million for training wages to be incurred for 314 positions in our Albuquerque contact center. Based on our significant growth in the quarter, we amended that original request in December and were awarded up to an additional $431,000 of JTIP funding for another 131 positions. We also applied for and were awarded up to $862,000 of JTIP funding for an additional 243 positions anticipated to be hired between January and April 2006 as the ramp up of our

Albuquerque operations continues. All of these awards are based on a reimbursement of between 50% and 55% of the employees’ training wages. The majority of the employees are contact and technical support agents who, among other requirements, must each complete 640 training hours before we can submit for reimbursement of their wages. Based on the start dates of the first group of Albuquerque employees and projected completion of their training hours, we expect to receive our first cash payment from this program in April 2006. These cash payments should continue during the first two quarters of fiscal 2007.

Under GAAP, we accrued $196,000 of JTIP funds during the three- and nine-month periods ended December 31, 2005. The accrual is recognized as an offset to cost of sales in the condensed consolidated statements of operations. The JTIP funds have already been appropriated and reserved by the State of New Mexico for us. Once our employees complete the training hours, we can file the appropriate statutory claims requests to obtain the funds. These awards are one-time events that will be recognized over the periods that we incur the related training costs. We expect that most of these costs will be incurred during the nine months ending September 30, 2006. The JTIP funds help reduce actual training costs as well as partially offset the impact of lower margin training revenue as we continue to ramp-up our Albuquerque site.

Application of Critical Accounting Policies

Management discussed with our Audit Committee the development, selection and disclosure of our critical accounting policies and estimates and the application of these policies and estimates.

Basis of Presentation and Consolidation

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Our significant accounting policies are described in Note 2 to our Consolidated Financial Statements included in our Annual Report on Form 10-KSB for the year ended March 31, 2005. Included within these policies are our “critical accounting policies.” Critical accounting policies are those policies that are most important to the preparation of our consolidated financial statements and require management’s subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to revenue recognition, credit risk and stock-based compensation. The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties, and as a result, actual results could differ materially from these estimates. The development and selection of these critical accounting policies have been discussed, and are reviewed each year, with the Audit Committee of our Board of Directors.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery of services has occurred, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured. We generate revenue by delivering customer support and/or technical assistance to users of our clients’ products and/or services by providing communications utilizing live chat, Web collaboration, email and telephone interactions. We recognize revenues as services are provided, according to the terms of the underlying agreement with our clients which specify how the client will be charged, generally based on a monthly, hourly, per minute or per-contact rate. We also provide licenses to a limited number of our clients for the use of our customer contact software tools that we host. In these arrangements, we charge our client a monthly fee based on the number of the clients. Revenue under those arrangements is recognized as the service is provided.

Revenues generated from professional and consulting services are recognized as the service is provided, based on time and materials incurred at contractually agreed upon rates.

Credit Risk

We have established an allowance for doubtful accounts to reserve for uncollectible accounts receivable. Each quarter we review the receivables on an account-by-account basis and determine the probability of collection. Management judgment is exercised in determining the probability of collection.

Factors we consider in making this judgment are the age of the receivable, the financial resources of our clients, previous client history and recent client communications. Our credit losses have generally been within our expectations; however, we have experienced exceptions from time to time. During fiscal 2005, we established a specific reserve of $475,000 for a financially distressed client. During the three months ended September 30, 2005, this customer was able to acquire additional funding and paid us $181,593 against their receivable and gave us a note for $400,000 that matures in fiscal 2007 for the remaining balance. We have fully reserved the note and will recognize the repayment upon payment from the customer. There can be no assurance that our future credit losses will be within our expectations. Additionally, our revenues and accounts receivable are concentrated in relatively few customers. A significant change in the liquidity or financial position of any one of these customers or a further deterioration in the economic environment, in general, could have an adverse impact on the collectibility of our accounts receivable and our future operating results.

Stock–Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R), which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. Pro forma disclosures currently permitted under Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS 123) are no longer an alternative to financial statement recognition under SFAS 123R.

Under the provisions of SFAS 123R, the variable accounting treatment of certain of our options that were repriced in April 2003 is no longer required. Since the repricing and through September 2005, we were required to record an expense or benefit from “marking-to-market” exercisable and outstanding repriced options. We have recorded a cumulative net expense of $1,147,000 from April 2003 through September 2005 from marking these options to market. This cumulative charge is mainly due to net increases in the price of our common stock from the $1.60 market value per share on the date of the re-pricing. We believe the elimination of the variable accounting treatment of these options under the provisions of SFAS 123R will benefit us in future periods due to the expected continuation of price volatility of our common stock. Therefore, we elected to adopt the provisions of SFAS 123R for the reporting period beginning October 1, 2005.

We took steps in September 2005 to reduce the cost exposure of implementing SFAS 123R, including accelerating the vesting of all outstanding stock options with exercise prices above the fair market value as of September 30, 2005 (“under-water” options). We used the modified prospective method of adopting the provisions of SFAS 123R. Under this method, the unamortized value of non-vested awards granted prior to the adoption of SFAS 123R is required to be expensed in our consolidated statement of operations over the remaining vesting period. By accelerating the vesting of our outstanding under-water options prior to the adoption of SFAS 123R, we were able to reduce the amount of future expense that otherwise would have been required to recognize on these options after adopting SFAS 123R. Options granted after the adoption of SFAS 123R are expensed over their vesting period.

For the three and six month periods that ended September 30, 2005 and 2004, we applied the provisions of SFAS 123. SFAS 123 encourages entities to adopt a fair-value-based method of accounting for stock options or similar equity instruments. However, it also allows an entity to continue measuring compensation cost for stock based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). We elected to continue to apply the provisions of APB 25 and provide pro forma disclosures required by SFAS 123 in the footnotes to the consolidated financial statements. We use the Black Scholes option-pricing model to determine the amount of additional pro forma expense related to these options as presented in our disclosures. Under generally accepted accounting principles, had we adopted a fair-value-based method of accounting for stock options, the pro forma expense for these options would have been recorded as expense in our statements of operations and could have materially affected our operating results.

Operations Review

Analysis of Consolidated Statements of Operations

	Three Months Ended December 31,			Nine Months Ended December 31,
	2005	2004	% Change	2005	2004	% Change
Revenue	$15,154,851	$10,047,153	51%	$33,777,982	$22,782,861	48%

Cost of sales	12,089,385	8,025,613	51%	27,987,588	19,441,540	44%

Gross margin	3,065,466	2,021,540	51%	5,790,394	3,341,321	73%

Product development	20,852	61,765	(66)%	69,460	295,741	(77)%
Selling, general and administrative expenses	2,228,827	1,629,192	37%	5,823,037	3,367,296	73%
Provision for (recovery of) doubtful account	—	475,000	*	(181,593)	475,000	*
Amortization of intangible assets	90,893	54,447	67%	227,516	54,447	318%
Restructuring charge	—	—	*	477,575	—	*
Non-cash charge for valuation of warrants issued for services	—	53,057	*	—	239,558	*
Stock-based compensation (benefit)	27,611	(68,947)	*	(41,041)	(235,355)	83%
Operating income (loss)	697,283	(182,974)	*	(584,560)	(855,366)	32%

Other income (expense), net	8,843	(36,719)	*	(46,657)	(73,886)	*

Income (loss) before income taxes	706,126	(219,693)	*	(631,217)	(929,252)	*
Income tax (provision) benefit	2,455	(78,707)	*	(15,206)	(78,707)	*
Net income (loss)	708,581	(298,400)	*	(646,423)	(1,007,959)	*
Deemed dividend as a result of warrant modification	—	—	*	—	(37,875)	*
Net income (loss) attributable to common stockholders	$708,581	$(298,400)	*	$(646,423)	$(1,045,834)	*

*                             Calculation is not meaningful

Note - Refer to the above Analysis of Consolidated Statements of Income while reading the operations review discussion below.

Revenues

Revenue increased by $5,108,000 during the three months ended December 31, 2005 when compared to the same three-month period in 2004. Of this increase, $2,755,000 was attributable to new customers, while $2,353,000 was attributable to a net increase in business volume from existing customers. A significant amount of the increase in revenue was generated through our new customer contact center in Albuquerque, New Mexico. This contact center was opened during the three-month period ended December 31, 2005.

Revenue increased by $10,995,000 during the nine-month period ended December 31, 2005 when compared to the same nine-month period in 2004. Of this increase, $3,411,000 was attributable to new customers, $2,720,000 was attributable to a net increase in business volume from existing customers and $4,864,000 is attributable to the acquired Xtrasource business (a full nine months of revenue from the acquired business is included in the nine-month period ended December 31, 2005 while only three months of revenue from the acquired business is included in the nine-month period ended December 31, 2004).

Cost of Sales

Our cost of sales increased by $4,064,000 during the three months ended December 31, 2005 when compared to the same three-month period in 2004. The increase in costs was driven principally by the increase in revenue discussed above. The cost of sales as a percentage of revenue was 79.8% for the quarter ended December 31, 2005 versus 79.9% for the same period in 2004. Included in our cost of sales for the three months ended December 31, 2005 are the costs of training over 500 new employees in our New Mexico center that was opened in November 2005. During the three-month period ended December 31, 2005, we offset $196,000 (1.3% of revenue) of these training costs through the accrual of JTIP funds which have been set aside for us by the State of New Mexico for the reimbursement of training costs.

Our cost of sales increased by $8,546,000 during the nine months ended December 31, 2005 when compared to the same three-month period in 2004. This increase in costs was driven primarily by the increase in revenue volume. The cost of sales as a percentage of revenue was 82.9% for the nine months ended December 31, 2005 versus 85.3% for the same period in 2004. The costs of sales for the nine months ended December 31, 2005 was also reduced by the $196,000 accrual of JTIP funds discussed above.

Operating Expenses

Product Development. Our product development cost decreased $41,000 when compared to the same three-month period in 2004. During the three months ended December 31, 2004, we were working on two significant projects related to enhancements of our Right-Channeling technology and the development of our proprietary business intelligence system. These projects were completed during fiscal 2005. We began a new project in fiscal 2006 related to our customer interaction technology, which to this point has required less development costs than the projects worked on during fiscal 2005. We anticipate that we will continue to incur product development costs as we continue to enhance our technology.

Our product development costs decreased $226,000 during the nine months ended December 31, 2005 when compared to the same nine-month period in 2004. Again, this decrease is reflective of lower development costs associated with our customer interaction technology than the development costs associated with the two projects that were worked on during fiscal 2005.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased $600,000 during the three months ended December 31, 2005 when compared to the same three-month period in 2004. This increase was mainly due to sales commissions earned on the additional revenue and a planned increase in sales and marketing activities to drive increases in our revenues. While total selling, general and administrative expenses increased, these costs as a percentage of revenue decreased during the three months ended December 2005 when compared to the same three-month period in 2004. As a percentage of revenue, selling general and administrative expenses were 14.7% of revenue during the three months ended December 31, 2005 and 16.2% of revenue during the three months ended December 31, 2004.

The increase in selling, general and administrative expenses of $2,456,000 during the nine months ended December 31, 2005 when compared to the same nine-month period in 2004 is attributable to the increased commissions, selling and marketing efforts discussed above and expenses associated with the acquired Xtrasource operations. The selling, general and administrative costs during the nine months ended December 31, 2004 only have three months of activity from the acquired Xtrasource business while the nine months ended December 31, 2005 have a full nine months of activity from the acquired Xtrasource business.

Collection of fully-reserved doubtful account. During the quarter ended December 31, 2004, we determined it was necessary to specifically reserve for a receivable due from a financially distressed customer. This customer was able to acquire additional funding during our current fiscal year. As a result of that funding they paid us $181,593 in September 2005 against the receivable and gave us a note for $400,000 that matures in fiscal 2007. The $181,593 has been included in our statement of operations for the nine months ended December 31, 2005. The note receivable, which is fully reserved, will not be recognized in income until paid.

Amortization of intangible assets. Effective October 1, 2004, we acquired substantially all of the assets and operations of Xtrasource. We allocated the purchase price over the assets acquired, including an allocation of $1,366,000 to intangible assets which primarily represents the acquired customer base and the related assigned contracts. Due to better-than-expected operating results from the acquired business, we adjusted the purchase price of the acquisition during this quarter, which resulted in an increase in accrued contingent consideration of $722,000 and a deferred tax liability of $317,000. The increase in the accrued contingent consideration and the deferred tax liability had the effect of increasing our intangible assets by $1,039,000. We have determined that the expected life of these intangible assets is five years and accordingly, we recorded an expense of $91,000 and $228,000, respectively, during the three and nine months ended December 31, 2005. The amortization during the three and nine months ended December 31, 2005 includes one month of additional amortization recognized subsequent to the purchase price adjustment. The amortization expense during the three and nine months ended December 31, 2004 represent only three months of amortization as the acquisition was effective October 1, 2004 and was based on the originally recorded intangible asset value prior to any subsequent purchase price adjustments.

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

Non-cash charge for valuation of warrants issued for services. During the three and nine months ended December 31, 2004, we issued warrants to purchase common stock to a non-employee for consulting services. Pursuant to Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services, we accounted for these arrangements based on the fair value of the warrants issued. The fair value of these warrants was measured each quarter as the related services were provided and the underlying warrants vested. We use the Black Scholes pricing model to determine the value of these warrants. The resulting quarterly change in value of these warrants was charged to income. We charged expenses totaling $54,000 and $240,000, respectively, to our statements of operations during the three- and nine-month periods ended December 31, 2004. Our arrangement with this consultant was terminated in October 2004. We did not incur any similar charges during the three- and nine-month periods ended December 31, 2005.

Stock-Based Compensation. During the three months ended December 31, 2005, we recognized $28,000 of expense related to share-based payments under the provisions of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R). We adopted SFAS 123R on October 1, 2005 using the modified prospective method outlined in SFAS 123R. Under the modified prospective method there is no restatement of prior-period financial statements. However, pursuant to SFAS 123R, the unamortized pro forma expense on unvested awards issued prior to the adoption of SFAS 123R must be charged to the statement of operations over the remaining vesting period of the awards along with fair value of awards issued subsequent to the adoption of SFAS 123R.

In April 2003, our Board of Directors approved an employee stock option exchange program. Under this program, options to purchase 377,342 shares of common stock with exercise prices above $2.00 per share were cancelled in exchange for options to purchase 313,592 shares of common stock at an exercise price equal to the then current market price of $1.60. This exchange program was considered to be an effective “repricing” of stock options, which required us to adjust the amount of compensation expense we recognized each quarter until the stock options were exercised, forfeited or expired. The cumulative amount of this charge was calculated by multiplying the exercisable number of options as of the applicable measurement date by the difference between the market price of the stock on such date and the exercise price of $1.60, less any amounts previously recognized. This accounting treatment for the repriced options is not applicable for periods after the adoption of SFAS 123R.

During the period between the commencement of our fiscal 2006 year and our adoption of SFAS 123R, we recognized $69,000 of benefit in our statement of operations relating to the repricing of the options described above. We recognized $69,000 and $235,000 of benefit, respectively, during the three- and nine-month periods ending December 31, 2004 relating to the repricing of these options. Although we recognized benefits during these periods for the repriced options, we recognized a cumulative net expense of $1,147,000 for the repriced options from the date of the repricing until the adoption of SFAS 123R. This cumulative expense was mainly due to the net increase in our stock price from the date of the repricing until the adoption of SFAS 123R. Due to the volatility in the price of our common stock and our improved profitability, we felt that the early adoption of SFAS 123R would minimize the impact of our stock price on our operating results. Had we not adopted SFAS 123R, we would have had to recognize $491,000 of additional expense during the three months ended December 31, 2005 as a result in a net increase in the price of our common stock during the three-month period.

Income tax expense

Our operations are located in different tax jurisdictions and may require the payment of income taxes in specific jurisdictions. Income tax benefit (expense) for the three and nine-month periods ended December 31, 2005 consists of a benefit of $7,000 for the amortization the deferred tax liability that was accrued as part of the purchase price adjustment for the Xtrasource acquisition, net of income tax expense of $5,000 for the three months ended December 31, 2005 and $22,000 for the nine months ended December 31, 2005. The income tax expense amounts noted above relate primarily to our European operations. We believe we have sufficient net operating loss carry-forwards to offset any federal and state income tax expense that would have otherwise been charged to our U.S. operations for the three and nine months ended December 31, 2005.

Liquidity and Capital Resources

We believe that we have sufficient capital resources to continue our current level of operations for the foreseeable future. However, we have experienced significant growth during the nine months ended December 31, 2005. If this growth continues, we may need to acquire additional debt and/or equity financing to provide funding for facilities build-outs and working capital requirements. Currently, we have an operating credit line with a bank that allows us to borrow up to $3,000,000 and is based on 80% of eligible accounts receivable. As of December 31, 2005 we had $500,000 outstanding on this line of credit. The line of credit accrues interest at 1% over the bank’s prime rate (7.25% at December 31, 2005). There were no balances outstanding on the credit line as of March 31, 2005.

On January 26, 2006, we executed an amendment to loan documents, including an amended and restated schedule to our loan and security agreement. This amendment calls for an additional $1,500,000 term loan with the bank to be used for the purchase of property and equipment. The loan can be drawn upon in minimum increments of $100,000 through March 31, 2006 (“Availability End Date”). The loan accrues interest at 1.5% over the bank’s prime rate. We pay interest only on this loan until the Availability End Date at which time we will be required to make principal and interest payments. The principal is to be repaid in equal monthly installments over 36 months from the Availability End Date. We also have the option to fix the interest rate to 4.5% over the yield on United States Treasury Notes with a three year maturity as of the Availability End Date.

The following is a summarization of our consolidated statements of cash flows and a discussion of significant items within the statements:

	Nine Months Ended December 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(646,423)	$(1,007,959)
Add back depreciation and amortization	1,587,435	1,193,542
(Increase) decrease in receivables	(4,283,946)	1,143,987
Increase (decrease) in accounts payable	1,096,622	(439,851)
Other	1,157,675	(598,369)
Net cash provided by (used in) operating activities	(1,088,637)	291,350

Cash flows used in investing activities:
Purchase of property and equipment	(1,987,022)	(1,104,911)
Acquisition of business (Xtrasource), including the purchase of the acquired business’ secured debt	—	(872,221)
Net cash used by investing activities	(1,987,022)	(1,977,132)

Cash flows from financing activities:
Principal payments of long-term debt, capital leases and credit line	(1,119,617)	(725,923)
Proceeds from issuance of long-term debt, capital leases and credit line	2,000,000	849,579
Payment of accrued offering costs	—	(627,364)
Repurchase of common stock	(55,939)	—
Proceeds from exercise of stock options, warrants and employee stock purchases	154,227	408,475
Net cash provided by (used in) financing activities	978,671	(95,233)
Effect of foreign currency translations	(51,322)	91,330
Net decrease in cash	(2,148,310)	(1,689,685)
Cash and cash equivalents at the beginning of period	5,698,195	6,567,811
Cash and cash equivalents at the end of period	$3,549,885	$4,878,126

Cash flows from operating activities decreased by $1,380,000 during the nine months ended December 31, 2005 when compared to the same period in 2004. The key component of this decrease was an increase in receivables during the nine-months ended December 2005 of $4,284,000, while receivables decreased by $1,144,000 during the same nine-month period in 2004. Our record growth during the three months ended December 31, 2005 (an increase in revenues of $5,108,000 over the same three-month period in 2004 and an increase in revenues of $5,292,000 over the three-month period ended September 30, 2005), was the primary cause for this increase. The effect of the increase in receivables was partially offset by an increase in payables during the same nine-month period. The increase in payables is principally attributable to our increased business volume as indicated by the increase in revenue during the nine months ended December 31, 2005.

We spent $1,987,000 on property and equipment during the nine months ended December 31, 2005. This represents an 80% increase from purchases during the same nine-month period in 2004. The majority of these purchases were necessary to open the contact center in Albuquerque, New Mexico in October 2005. We received proceeds of $1,500,000 from borrowings under long-term debt, capital leases and net borrowings under our credit line during the nine months ended December 31, 2005. This represents a 77% increase from similar borrowings during the same nine-month period in 2004. With the exception of $500,000 that was outstanding on our credit line as of December, 31, 2005, these borrowings were used to help finance property and equipment purchases.

We also spent $872,000 on the acquisition of the Xtrasource assets and $627,000 on the payment of accrued offering costs during the nine months ended December 31, 2004. The amount spent on the Xtrasource acquisition includes the purchase of Xtrasource’s secured debt. The amount spent on offering costs during the nine months ended December 31, 2004 relates to equity financing that was funded on March 30, 2004.

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

Our current and future revenue growth must be considered in light of the risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new business concept, the development and commercialization of products based on new technologies, and the competitive environment in which we will operate.  As our operations expand, our success will depend on our ability to manage continued growth, including integration of our executive officers, directors and consultants into an effective management and technical team; to formulate strategic alliances, joint ventures, or other collaborative arrangements with third parties; to commercialize and market our proposed products and services; and to monitor and manage these relationships on a long-term basis.  If our management is unable to integrate these resources and manage growth effectively, the quality of our products and services, our ability to retain key personnel, and the results of our operations could be materially and adversely affected.

Managing the utilization level of our resources is necessary in order to achieve our desired profitability.

Our business strategy requires us to efficiently utilize personnel and physical facilities in an effort to increase our profitability. As we expand our operations, we may not always be able to manage the level of personnel and facilities to reach our desired levels of utilization, which may affect our profitability. Also, if we lose existing clients, we may have excess personnel and physical facilities that would have an adverse effect on our business operations and our profitability.

If we do not keep up with the rapid technological change experienced by the customer contact service industry, our products and services may become obsolete and we may lose clients.

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

We experienced net losses in four of our last six fiscal years and during our most recent nine months ended December 31, 2005. We had an accumulated deficit of $(12,925,000) as of December 31, 2005. We cannot provide any assurances that we will be able to maintain profitable operations. We may incur losses in future periods, particularly if we lose clients, are unable to attract and retain new clients or do not properly utilize our resources. We cannot ensure that we will be able to maintain consistently profitable operations.

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

Three clients accounted for approximately 56% of our revenues for the nine months ended December 31, 2005. These three clients accounted for approximately 29%, 15% and 12%, respectively, during the nine-month period.

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

We provide unsecured credit terms to our clients. Based on credit evaluations and other information gathered by our personnel, we establish credit terms for each client; however, there can be no assurance that our future credit losses will be consistent with our expectations. A significant change in the liquidity or financial condition of one or more key clients, or a larger number of smaller clients, or further deterioration in the economic environment, in general, could have an adverse impact on the collectibility of our accounts receivable and our future operating results.

Market volatility and fluctuations in our stock price and trading volume may cause sudden decreases in the value of an investment in our common stock.

The market price of our common stock has historically been, and we expect it to continue to be, volatile. This price has ranged between $1.35 and $17.89 during the 33 months ended December 31, 2005. The market for our common stock has, from time-to-time, experienced extreme price and volume fluctuations, which have often appeared to be unrelated to our operating performance. Our stock price also has been affected by our own public announcements regarding such things as quarterly earnings, changes in clients, obtaining financing and corporate partnerships. Consequently, events both within and beyond our control may cause shares of our common stock to lose their value rapidly.

We are susceptible to business and political risks from international operations that could result in reduced revenues or earnings.

We operate businesses or have contractual relationships in the Netherlands, France and India and are considering the possibility of expanding into other countries. Additionally, there is increasing demand for offshore customer care outsourcing capacity from North American companies. Expansion of our existing international operations and entry into additional countries will require management attention and financial resources. In addition, there are certain risks inherent in conducting business internationally including: exposure to currency fluctuations, longer payment cycles, greater difficulties in accounts receivable collection, difficulties in complying with a variety of foreign laws, unexpected changes in legal or regulatory requirements, difficulties in staffing and managing foreign operations, political instability and potentially adverse tax consequences. To the extent we do not manage our international operations successfully, our business could be adversely affected and our revenues and/or earnings could be reduced.

Volatile economic conditions have affected and will likely continue to affect our operations and financial results.

Volatile economic conditions have adversely affected our operations and financial results. In certain sectors serviced by us in recent years, economic slowdowns have caused us to lose some clients and also resulted in increased pricing pressures and lower call volumes from some existing clients. Slower economic conditions may limit our ability to attract new clients or retain existing clients. The slower economy may also result in excess capacity to service call volumes. A substantial percentage of our expenses are attributable to labor costs associated with staffing Customer Contact Solutions Centers, which we may not be able to significantly reduce on short notice in order to compensate for unexpected shortfalls in call volumes. We cannot forecast future fluctuations in economic conditions, and our operations and financial results may be materially and adversely affected by economic volatility.

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

We contract with a third-party software company to provide chat and email tools used with our CRM software, reporting and management services. Additionally, we use a third-party software company to do our CRM case logging for some of our major clients. If either of these software companies fails in their business efforts, we may lose our access to these software tools. Our failure to obtain adequate replacement software tools would cause us to experience service delays, interruptions or cancellations.

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

Item 3.             Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) of the effectiveness of our disclosure controls and procedures, as of December 31, 2005. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the SEC’s rules and forms. Our management, including our CEO and CFO, also supervised and participated in an evaluation of any changes in internal controls as of the end of the period covered by this Report and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Based on that evaluation, our executive management, including our CEO and our CFO, concluded that there had been no changes to our internal controls that would have had a material affect over the financial reporting for the quarter ending December 31, 2005.

PART II.                                                 OTHER INFORMATION

Item 2.             Unregistered Sale of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the nine months ended December 31, 2005. However, during the nine months ended December 31, 2005, we purchased the following shares of our common stock:

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

(2)                                  Our Board of Directors has approved the repurchase of up to 386,030 shares of our common stock, representing ten percent of the number of shares of common stock outstanding at the time the repurchase plan was approved.

(3)                                  The stock repurchase plan expires on February 28, 2006.

Item 6.             Exhibits

Exhibit 10.1 Amendment to Loan Documents and Third Amended and Restated Schedule to Loan and Security Agreement with Silicon Valley Bank

Exhibit 10.2 Amendment one to lease agreement with Centurion Southwest, LLC

Exhibit 10.3 Amendment two to lease agreement with Centurion Southwest, LLC

Exhibit 10.4 First amendment to lease agreement with Bay Pacific Corporation

Exhibit 10.5 Second amendment to lease agreement with Bay Pacific Corporation

Exhibit 10.6 Amendment four to lease agreement with AP Southeast Portfolio Partners, L.P.

Exhibit 10.7 Master lease and schedule 1 with Tetra Financial Group LLC

Exhibit 10.8 Master lease agreement and schedules with Dell Financial Services

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

Dated February 13, 2006