Form 10-K
period 2006-03-31
SENTO CORP
filed 2006-06-29
CIK 4317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒                              Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2006 or

☐                                 Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

Sento Corporation
(Exact name of registrant as specified in its charter)

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
Common Stock, $0.25 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of this Act.   Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

The aggregate market value of the Common Stock held by non-affiliates of the issuer, based upon the closing sale price of the Common Stock reported by the NASDAQ SmallCap Market on September 30, 2005, was approximately $8,651,208.

The number of shares of Common Stock outstanding as of May 31, 2006 was 3,953,036.

DOCUMENTS INCORPORATED BY REFERENCE

None

Our internet address is www.sento.com. Available there, free of charge, investors will find our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Our reports can be accessed through the investor relation’s section of our web site. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F St. NE, Washington, DC 20549. The public may obtain information on the operations of the Public Reference Room by calling the SEC at 800.SEC.0330. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding our electronically filed reports.  Interested parties may request a copy of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, or other documents filed with the SEC at www.sento.com. The information found on our web site is not part of this or any report we file with or furnish to the SEC.

ii

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements can be identified by the use of forward-looking words such as “anticipate,” “estimate,” “project,” “likely,” “believe,” “intend,”  “expect” or similar words. These statements relate to our, and, in some cases, our clients’ or business partners’, future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. All forward-looking statements included in this Report are made as of the date hereof, based on information available to us as of such date, and we assume no obligation to update any forward-looking statement. It is important to note that such statements may not prove to be accurate and that our actual results and future events will differ, and could differ materially, from those anticipated in such statements. Among the factors that could cause actual results to differ materially from our expectations are those described under Item 1A. “Risk Factors.” Readers are also encouraged to review our other filings with the Securities and Exchange Commission (the “Commission”) describing other factors that may affect our future results. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section and other factors included elsewhere in this Report.

PART I

Item 1.   Business.

General Overview

Sento Corporation (“Sento,” the “Company” or “we”) specializes in Right ChannelingSM, a proven methodology designed to optimize customer contact solutions and ensure that companies make informed choices for multi-channel communication that support their business goals and customer expectations. We offer outsourced customer contact services designed to optimize the way companies interact with their customers to enhance brand loyalty, improve customer satisfaction, drive business initiatives and reduce service costs. Through our proprietary Customer Choice PlatformSM (the “Customer Choice PlatformSM” or “CCP”), we offer comprehensive professional services and customer interaction tools for customer acquisition, customer service and technical support. Companies can select communication channels from a range of integrated live support and web-enabled self-help applications that combine voice, chat, email and web forums.

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

By outsourcing customer care, customer acquisition, technical support or help-desk solutions to us, our clients can focus on their core businesses and thereby improve overall customer satisfaction. The staffing, operation and management of efficient and cost-effective customer contact solution centers and the related technology are becoming more and more specialized, a business unto itself, and very different from the core business of most of our clients. The engagement of an outsourced customer contact service offers our clients the opportunity to focus their limited human and financial resources on lowering operating costs, reducing unnecessary capital expenditures, and other core objectives. We believe that the factors motivating organizations to outsource customer contact services include the desires to provide better customer satisfaction, reduce costs, lower headcount and focus these human and financial resources on core business functions. Organizations are finding it increasingly difficult and expensive to service their non-core needs internally. As a result, outsourcing continues to gain favor across the business spectrum. Many business analysts believe this trend will continue to grow as technology becomes more complex and expensive and clients allocate their resources in the most cost-effective manner possible.

We distinguish ourselves from our competition through our unique services and the fact that we are one of only a few companies to offer both technology solutions and outsourced customer support contact solution center infrastructure. This unique positioning has allowed us to market ourselves worldwide as a comprehensive solutions provider, one that is willing to work with clients to solve their particular needs. Our solutions can be integrated into existing, legacy systems, affording clients maximum flexibility in choosing the right solutions.

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

In 1997 and 1998, we undertook a strategic transition to focus our efforts on customer contact solutions. We designed and engaged a third party to construct a new generation customer contact facility (“Customer Contact Solutions Center” or “CCSC”) in American Fork, Utah. Subsequently, we designed and engaged a third party to construct four additional Customer Contact Solutions Centers, two of which were in Utah and two of which were in Wyoming. One of our Wyoming CCSC is not currently in use and is available for subletting.  In fiscal 2006, we consolidated the Utah facilities into one supercenter. Also during fiscal 2006, we opened an additional facility in Albuquerque, New Mexico. In addition, through contractual relationships, we have arranged for the use of contact solution center resources in India, Brazil and Sweden.

Effective October 1, 2004, we acquired substantially all of the assets of Xtrasource, Inc. (“Xtrasource”), a non-affiliated, privately-held Delaware corporation. The acquired assets consist of call center operations with facilities in the United States, the Netherlands and France that offer integrated customer solutions, including help desk, technical assistance, and live web chat.

Industry Overview

The customer contact services industry encompasses a broad spectrum of services and technology used to build long-term relations between clients and their customers. Effective outsourcers provide cost-effective, high-quality customer support solutions using technology and people that enable clients to reduce costs and increase focus on core competencies.

We believe many organizations face a rapidly changing, highly competitive environment in which improved customer contact solution center services and enhanced customer interactions can be a significant factor in improving products and services, lowering costs, increasing customer satisfaction, and building competitive advantages.

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

Staying abreast of rapid technological change, while maintaining the required operational efficiency of customer contact solution centers, is also becoming increasingly more difficult and expensive for companies. Running a contact solution center on a day-to-day basis requires a skill set and a level of expertise that differs from the core business of most clients. Understanding the inter-relationship of the various technological requirements as they relate to the needs of the various internal divisions of a client company requires significant time, as well as careful attention to the client’s business needs. An outsourcer has the benefit of seeing many companies and how they operate, then applying that knowledge to the issues at hand with other client businesses.

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

Business Strategy

Our business strategy is to design, develop, implement, and manage customer contact solutions that enable our clients to effectively use leading-edge technology and diversified workforce management processes and tools. By doing so, we position our clients to improve business operations, reduce operating expenses and increase overall customer satisfaction.

Our business strategy is based on the following strategic initiatives:

Customer Choice PlatformSM Technology Suite. Our proprietary CCP software suite allows customers to choose between self-help, chat, email, phone and fee-based phone services to solve their issues and is designed to enable our clients, partners, and other service providers serving the same client to work from a proven unified software platform regardless of whether they are in the U.S. or in an offshore location. This technology suite, developed and hosted by us, provides a single repository for data entered from disparate locations and systems. Our technology suite facilitates seamless tracking of customer interactions throughout all touch points. Our integrated customer relationship management software gathers information from every phone call, chat, email and self-help transaction connected to our technology suite, regardless of the service provider.

Consulting. The first step for most of our clients toward decreasing costs and improving efficiencies and customer satisfaction is the utilization of our consulting services, which we offer to our clients to better design and implement solutions to meet their needs. This service is typically offered as part of the ongoing customer contract services we provide. We focus on both macro and micro level processes and methodology. On the macro level, we work closely with clients to understand business needs and goals. We then develop appropriate strategies and processes, often by implementing our Customer Choice PlatformSM, which incorporates self-help, chat, email, phone, and fee-based phone services. On the micro level, we incorporate contact blue printing that analyzes all aspects of customer contacts, including system interactions, as well as developing appropriate customer satisfaction/feedback methods.

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

We have assisted many of our clients in deflecting expensive phone interactions to more cost-effective Web solutions while maintaining the same or higher levels of service and quality. In all cases, we do not eliminate any single form of contact with the customer, but introduce more cost-effective alternatives and reallocate solutions according to the needs and desires of our clients and their customers. This consultative function is designed to assist our clients in determining the best solution for their customer base. In situations when our clients desire continuing or an increased level of telephone contact with their customers, we provide highly skilled and very personable phone agents to enhance both fee-based and free-phone interactions. In consultation with our clients, we strive to deliver the preferred solution and methodology using a combination of telephone and Web solutions.

Service InterventionSM — Service InterventionSM is a program that allows clients to avoid costly no-fault found service claims and product returns. Our expertise is based on the troubleshooting experience we have gained in handling tens of millions of calls over the past 18 years. Many of our service intervention clients have had extensive no-fault found service claims issues and product returns prior to utilizing our services. We have been able to intervene on their behalf and phone-fix these problems, thus saving millions of dollars annually.

Centralized Retail Support — During fiscal 2006 we were chosen by LensCrafters to provide customer service for their brick & mortar retail optical stores by fielding phone queries. This program permits the in-store sales people to focus on the customer who is visiting the store for an exam and/or eyewear purchase. At the same time callers receive the full and undivided attention of the customer service representative who are answering questions such as store location, hours, or scheduling an eye exam. This unique program enables LensCrafters to respond to multiple customers at the same time and increases in-store sales while also improving customer satisfaction. LensCrafters has noted that sales staff interruptions (which averaged six per customer) have been dramatically reduced, and direct contact with phone customers/potential customers has been significantly improved. We handle in-bound customer and support calls requesting location and business hours, appointment scheduling, insurance inquiries and information on lenses and contact lenses. Currently, we are providing this service to 168 of 888 (almost 20%) of total U.S. LensCrafters’ stores. This type of technological support for brick & mortar retail is a rapidly growing segment of U.S. business, and we believe we are poised to take advantage of this trend and expand this offering to other clients, including a retail chain that is managed by LensCrafters.

Sento Business IntelligenceSM(SBI) — SBI incorporates reporting and analytic tools that enable our clients to view multiple interaction channels with their customers. SBI also allows for data to be fed back into its Right Channeling (described below) workflows to better optimize these flows for each client based on business needs and initiatives.

Intensive Knowledgebase Architecture, Management and Scoring. We deliver innovative Web solutions through our proprietary “Customer Choice PlatformSM.”  This platform provides customers access to highly-effective self-help tools. If a particular issue is not resolved through self-help, customers can then proceed seamlessly to live chat, email, phone, and other live Web services chosen by our clients. This transition to live help is simply an extension of the customer’s Customer Choice PlatformSM experience. Our ReciteSM software records and delivers the customer’s Web experience (i.e. the “click stream,” operating system, browser version, and other important information) to the live agent. This information transfer allows the agent to know immediately which features of the Customer Choice PlatformSM the customer has accessed, and reduces the time to resolution. By monitoring customer activity and analyzing positive behavior, our tools are designed to report and improve the overall customer experience. Our skill and experience in knowledgebase architecture and management allow our clients to deliver information to customers in a timely and cost-efficient fashion. These tools are available to companies for a licensing fee using an application software provider model, even when we are not providing domestic or offshore labor. We currently support 19 languages.

Capitalize on Technology. Our Customer Contact Solutions Centers, which incorporate scientific workforce management processes and tools, proven call center infrastructure and leading-edge solutions, are designed to enable clients to rapidly deploy and quickly capitalize on trends within their customer base. In addition, we use contact solution center resources in India, on a contract basis.

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

Utilize Global Labor Pools. We currently own and operate US Customer Contact solution centers in Utah, Wyoming, New Mexico and North Carolina along with centers in the Netherlands and France. In addition, we currently use contact solution center resources in India, Sweden and Brazil on a contract basis. In the past we have operated and/or utilized centers in Scotland, Ireland and South Africa. We have determined that we can, in some instances, gain significant cost savings and/or language capabilities by utilizing non-U.S. labor. We currently contract services from India to handle chat and email transactions. To date, we have generally found the Indian workforce to be highly-educated and possessing above-average writing capabilities.

Services

Our integrated Customer Choice PlatformSM and customer contact solutions are designed to enable our clients to effectively use leading-edge technology to improve their business processes and operating results. Clients rely on our Customer Choice PlatformSM methodologies, and customer contact solutions to reduce costs associated with product/services support, while increasing customer satisfaction and brand loyalty.

We strive to achieve these goals by offering two core solutions: Right ChannelingSM for customer acquisition, customer service and technical support and Service InterventionSM. We also offer standard outsourced contact solution center services, and professional services. Each of these offerings is described below.

Right ChannelingSM. Our Right ChannelingSM offering is a multi-channel strategic mix of communications channels, customized for each client based on their needs and industry. The client can “right channel” its customers to particular communications channels, or give the customer the option to choose.  The channels include free phone, fee phone, voice self-service, web self-service, chat (proactive and service/support), forums and email.

We provide clients a robust inventory of tools through web interfaces. Through our Customer Choice PlatformSM, customer specific information is made available to customers. This information provides customers with the option of answering questions and resolving problems without ever going to a live person for assistance. If live assistance is necessary, however, the Customer Choice PlatformSM presents customers with alternatives for live contact options (voice, chat, email or forums). The customer then can make an informed choice as to the best possible live contact option for him or her. For our clients, we track customer behavior while on the Customer Choice PlatformSM, which promotes quicker resolution to issues and increases customer satisfaction. The direct result is increased efficiency and overall cost reduction.

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

In the case of fee-based solutions, we currently invoice our clients’ customers directly using a credit card or 900-number billing system (customers receive an invoice on their telephone bills). In the case of credit card billing, funds are deposited directly into the clients’ merchant accounts. In some cases the revenue generated from these fee-based calls pays for a significant portion of the total cost of providing support. We believe that this option will achieve greater acceptance as clients recognize that significant revenues to offset support costs can be generated from a very small number of transactions and that the customer has made an informed decision to choose this option.

Service InterventionSM. Unnecessary service claims and product returns can cost our clients millions of dollars per year. Our Service InterventionSM offering reduces unnecessary service claims and product returns and stems from the unique and deep expertise that we have accumulated over 18 years of experience in consumer electronics (“CE”). Among other capabilities, we possess valuable expertise supporting the installation and operation of universal remote controls.

Centralized Retail Support. The centralized retail support arrangement we have developed with LensCrafters has the potential of positively affecting the retail environment when store personnel can be freed up from constantly being interrupted by incoming customer phone calls. Such interruptions annoy customers who are attempting to purchase products or services in the store and turn off customers who call in for information and are often left on hold for long periods of time. Our innovative technology and process helps retailers avoid these problems and has demonstrated an increase of overall sales in the brick & mortar stores by as much as 9%. We have implemented this unique offering with LensCrafters and are now seeking to leverage this success with potential clients all over the U.S. and Europe.

Contact Center Solutions. We offer onshore and offshore contact solution center facilities for outsourced customer care, including four domestic locations (1,450 seats total), and two European locations (400 seats total). We also have a contractual relationship in India (110 seats total) and small sub-contracting arrangements in Brazil and Sweden. We offer customer support in 19 languages.

We offer a broad range of customer contact outsourcing services, consisting principally of customer acquisition, sales, customer care, helpdesk, technical support, and the development and implementation of Web strategies to induce customers to use Web services. We use advanced systems, including web-enabled databases and reporting systems, Internet, local area networks, multi-user systems, Computer-Telephony Integration, CRM, and Integrated Voice Response (“IVR”) technologies, to provide prompt and accurate support while reducing the technology, personnel, and management expenses incurred by our clients.

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

Most importantly, our CRM tools allow our clients to view the activities and behavior of their customers in regard to the transactions we handle. We believe these tools are easier and less expensive to deploy than more cumbersome enterprise CRM systems. They also can be integrated into enterprise CRM systems for deeper analysis. The information gathered and reported using our CRM tools facilitates our clients’ efforts to improve the overall customer experience and to offer products designed to fulfill their customers’ needs and desires.

Customer Care. Our representatives are able to provide a variety of client specific services. These services may include billing and post-sale customer inquiries, tracking order status, credit-related transactions, providing product information, and generating resources for problem resolution, mining customer data, or compiling and creating reports of customer records for client-specific use.

Customer Acquisitions.      Our trained representatives are able to perform a variety of sales and customer- acquisition-related tasks. Among the services offered are cross-sell and up-sell, payment processing, billing information, pricing information, general inquiries, and customer assistance for common product questions. We are also able to capture customer profile information and interaction history and provide such information and history to our clients for future sales and marketing efforts.

Helpdesk. We can provide client-certified professionals acting on behalf of our clients for helpdesk services to end-users and IT staffs. This is a powerful resource to address questions and problems involving applications, integrated desktop products, network support or other specialized areas of need. Utilizing our personnel, clients may develop programs to meet very specific requirements, and then implement those programs as a customer contact solution or as a supplement to the customer’s in-house facility.

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

Professional Services. As part of extending our Right ChannelingSM expertise, we provide upfront and ongoing consulting and professional services. These services span a number of areas of the organization, including operations, project management, development and web content management.

International Operations. Our clients and Sento both benefit by distributing some or all customer contacts to offshore locations. Through our acquisition of the Xtrasource assets, we are providing our services in the Netherlands and France. We also have contracted with a third-party service provider in India, Brazil and Sweden to deliver some of our services, and have previously conducted operations through alliances in other offshore locations. These offshore locations can successfully handle a mix of voice, chat, and email transactions. We are currently evaluating the possibility of utilizing other offshore locations. These international operations provide our clients with more choices and greater control of their customer relationships. We believe offshore contact sites will help us to achieve levels of profitability that could be more difficult to realize in a large domestic urban area.

Significant Clients

Four clients accounted for approximately 63% of our revenues with 24%, 15%, 14% and 10% of revenues for fiscal 2006. Two clients accounted for approximately 46% of our revenues with 28% and 18% of revenues for fiscal 2005. Two clients accounted for approximately 47% of our revenues with 29% and 18% of revenues for fiscal 2004.

Consistent with industry standards, our contracts are generally cancelable by the client on short-term notice. Our loss of a significant amount of business with any of our key clients could have, and the loss of a substantial amount of business with any of our larger existing technical support clients would have, a material adverse effect on our business, financial condition, and results of operations. In addition, our future revenue growth is dependent upon our ability to attract and retain new clients and to generate additional business from existing clients.

Competition

The contact center industry is highly competitive, global in scope, and comprised of myriad enterprises and individuals. Methods of competition within the industry include, but are not limited to, marketing, product performance, price, product differentiation, service, technology, and compliance with industry standards. We anticipate that present and potential competition in the various markets we serve will come from enterprises and individuals of various types, many of which will likely be larger and will have greater resources. Companies not in direct competition with us today may introduce competing products in the future. It is possible for companies to be at various times competitors, customers, and collaborators in different markets. We believe that implementation of our strategy and methodology of delivering integrated contact center solutions, powered by the Web, constitutes a competitive advantage for higher margin business.

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

Patents and Proprietary Technology

In January 2006, we submitted a provisional patent filing that identifies four unique inventions which we believe will lead to the next generation of our Right Channeling technologies. We expect to submit our formal patent applications with respect to the four inventions during the fourth quarter of fiscal 2007.

We also have a limited number of copyrights and have obtained licenses to create derivative works relative to copyrights owned by third parties. The ownership of such derivative works vests in the licensor, however, we possess the rights to use the derivative works. We claim trade name and trademark protection for our proprietary names and marks, and are seeking formal registration of certain of our trademarks. We do not believe, however, that any particular patent or group of patents, copyrights, trademarks, or trade names is of material importance to our financial condition or operating results.

Research and Development

We compete in an industry that is characterized by rapid technological change. As our clients’ needs change and evolve, and as Internet and Web technologies proliferate, we expect to incur additional expense in the development and improvement of our Customer Choice PlatformSM, customer contact solutions tools and offerings, and in the integration of our technology with third party platforms and software. To maintain our competitive edge in technology, we also intend to selectively utilize the research and development efforts of third-party technology providers and partners. During the fiscal years ended March 31, 2006, 2005 and 2004, we incurred $164,915, $292,303 and $0, respectively, of product development expense.

Employees

We maintain a staff of trained personnel to provide support to our clients. We have a technically-competent employee base, which we enjoy from being geographically situated close to major universities and/or junior colleges in each of our contact solution centers. We enhance employees’ proficiency through our sophisticated performance management system. Employees receive constructive performance feedback on a daily basis and are given access to training programs that provide both job related training as well as technical certification and managerial training. We also maintain a highly-proficient performance management team responsible for training and monitoring employees. Additionally, our software engineering and web development groups continue to be a major focus within the organization.

As of May 31, 2006, we had approximately 1,840 total employees, of which approximately 1,603 were full-time employees and approximately 237 were part-time employees. Competition for qualified personnel in our industry is intense. Our future success and growth will depend in large measure, upon our ability to attract and retain qualified management and technical personnel. There can be no assurance we will be able to attract and maintain personnel necessary for the development and operation of our business, or that we will be able to train our current employees on new developments in technology. If we fail to attract and retain key management and technical personnel, our operations may be adversely affected. None of our US employees are represented by a labor organization with respect to their employment. Our European employees are represented by a works council in their respective locations as required by local law. We have never had a work stoppage, and we consider our employee relations to be satisfactory.

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

Item 1A.                  Risk Factors.

There are a number of factors that may affect our operating results, including the risks and uncertainties identified in the following paragraphs. If any of the risks we describe below occur, or if any unforeseen risk develops, our operating results may suffer, our financial condition may deteriorate, the market price of our common stock may decline and investors could lose all or part of their investment in us. In addition to other information set forth in this Report, readers should review and carefully consider the following factors.

We are experiencing revenue growth and our future operations will require skilled management of growth.

Our current and future revenue growth must be considered in light of the risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new business concept, the development and commercialization of products based on new technologies, and the competitive environment in which we operate. As our operations expand, our success will depend on our ability to manage continued growth, including integration of our executive officers, directors and consultants into an effective management and technical team; to formulate strategic alliances, joint ventures, or other collaborative arrangements with third parties; to commercialize and market our proposed products and services; and to monitor and manage these relationships on a long-term basis. If our management is unable to integrate these resources and manage growth effectively, the quality of our products and services, our ability to retain key personnel, and the results of our operations could be materially and adversely affected.

Inflation and wage pressure have caused, and will likely continue to cause, our labor costs to increase which can negatively impact our margins.

 Our operations were impacted during fiscal 2006 by rising personnel costs. The increasing personnel costs relate primarily to short supplies of qualified personnel in some of our customer contact solutions centers. We have been able to pass on some, but not all, of the increased personnel costs to our clients. It is not possible to predict the future trend of supplies of qualified personnel at reasonable rates, or our ability to pass on future price increases to clients.

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

The customer contact service industry is characterized by rapid technological change, alterations in customer requirements and preferences, and the emergence of new industry standards and practices. Our operating results and financial condition will depend, in part, on our ability to develop solutions that keep pace with continuing changes in information technology, evolving industry standards, and changing client requirements. There can be no assurance that we will be successful in adequately addressing these developments on a timely basis or that, if these developments are addressed, we will be successful in the marketplace. In addition, products or technologies developed by others could render our services non-

competitive or obsolete. Our failure to address these developments could have a material negative effect on our business and financial condition.

We may be unable to attract, train and retain key technical, managerial and marketing personnel.

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

Four clients accounted for approximately 63% of our revenues with 24%, 15%, 14% and 10% of revenues for fiscal 2006. A key client, who accounted for 28% of our revenues in fiscal 2002, cancelled their contract with us early in fiscal 2003. The loss of this client had a significant negative impact on our revenue and profitability in fiscal 2003 and for the first nine months of fiscal 2004, until we generated replacement business.

Many of our clients can cancel their contracts on short notice. It can take a significant amount of time to develop and obtain new clients and retrain employees to replace revenue from a lost client. Thus, the loss of any of our key clients could have a significant effect on our revenues and profitability. In addition, our future revenue growth is dependent upon our ability to attract and retain new clients and to generate additional business from existing clients.

We have a history of losses and may continue to experience losses.

We have historically experienced net losses in several quarters prior to our second quarter in fiscal 2006. In the fiscal years ended March 31, 2006 and 2005, we had net losses of $(154,090) and $(1,836,160), respectively, and we had an accumulated deficit of $(12,432,253) as of March 31, 2006. We may continue to incur net losses if we lose clients, are unable to attract and retain new clients or do not properly utilize our resources. We cannot ensure that we will be able to achieve or maintain consistent profitable operations.

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

We provide unsecured credit terms to our clients. Based on credit evaluations and other information gathered by our employees, we establish credit terms for each client; however, there can be no assurance that our future credit losses will be consistent with our expectations. A significant change in the liquidity or financial condition of one or more key clients, or a larger number of smaller clients, or further deterioration in the economic environment, in general, could have an adverse impact on the collectability of our accounts receivable and our future operating results.

Market volatility and fluctuations in our stock price and trading volume may cause sudden decreases in the value of an investment in our common stock.

The market price of our common stock has historically been, and we expect it to continue to be, volatile. This price has ranged between $1.41 and $17.89 in the three year period ended May 31, 2006. The market for our common stock has, from time-to-time, experienced extreme price and volume fluctuations, which have often appeared to be unrelated to our operating performance. Our stock price also has been affected by our own public announcements regarding such things as quarterly earnings, changes in clients, obtaining financing and corporate partnerships. Consequently, events both within and beyond our control may cause shares of our common stock to lose their value rapidly.

We are susceptible to business and political risks from international operations that could result in reduced revenues or earnings.

We operate businesses or have contractual relationships in the Netherlands, France, India, Sweden and Brazil and are looking to expand in other countries. Additionally, there is increasing demand for offshore customer care outsourcing capacity from North American companies. Expansion of our existing international operations and entry into additional countries will require management attention and financial resources. In addition, there are certain risks inherent in conducting business internationally including: exposure to currency fluctuations, longer payment cycles, greater difficulties in accounts receivable collection, difficulties in complying with a variety of foreign laws, unexpected changes in legal or regulatory requirements, difficulties in staffing and managing foreign operations, political instability and potentially adverse tax consequences. To the extent we do not manage our international operations successfully, our business could be adversely affected and our revenues and/or earnings could be reduced.

If companies reduce their reliance on outsourced services, our revenues and financial condition may be adversely affected.

Our business depends in large part on the trend within the several industries we serve to outsource certain services. We cannot provide any assurance that this trend will continue or that, if the trend continues, it will continue at the same rate of growth. The failure of this trend to continue could have a material adverse effect on our business, financial condition, and results of operations.

Competitive pressures could harm our financial performance.

The market for customer contact services is highly fragmented and very competitive. In certain segments of the market, however, the customer contact services industry has begun to experience a degree of consolidation, and the development of major customer contact center companies has resulted in an additional level of competition from service providers that have greater name recognition, larger installed customer bases, and significantly greater financial, technical, and marketing resources than we have. Large established enterprise software companies may leverage their existing relationships and capabilities to offer customer service applications. In other instances, many large companies provide their own in-house customer care support and customer training. Also, a number of existing companies have experienced rapid internal growth, and several of these companies have been active in acquiring smaller regional customer contact services companies and are becoming major competitors with a measurable share of this rapidly expanding market. If our competitors provide more efficient or less expensive services, we may lose market share and revenues.

A failure of our computers, telecommunications equipment or software systems could interrupt our ability to provide our services.

Our business depends to a large extent on computers, telecommunications equipment and software systems (both equipment and systems maintained by us and equipment and systems maintained by third parties). A natural disaster, human error, equipment malfunction or inadequacy, or multiple other events could result in a prolonged interruption in our ability to provide support services to clients or their customers. The temporary or permanent loss of computer or telephone equipment or software systems, through casualty, operating malfunctions or otherwise, could have a material adverse effect on our operations, property or financial condition, and business interruption insurance may not be adequate to compensate for all losses that may be incurred.

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

Our Articles of Incorporation and Bylaws, the Utah Revised Business Corporation Act, and the Utah Control Shares Acquisition Act each contain certain provisions that may have the effect of inhibiting a non-negotiated merger or other business combination. Our Articles of Incorporation grant to our Board of Directors the authority, without further action by our shareholders, to fix the rights and preferences of, and issue shares of preferred stock. Our recently adopted Bylaws provide advance notice requirements that may limit the opportunity for our shareholders to advance nominees for election to our Board of Directors or submit matters from the floor at the meetings of our shareholders. In addition, the Board has adopted a Shareholder Rights Plan which imposes constraints on transactions which could result in a change of management control over Sento. These provisions may deter hostile takeovers or delay or prevent changes in control of Sento or changes in our management, including transactions in which shareholders might otherwise receive a premium for their shares over the then-current market prices. In addition, these provisions may limit the ability of our shareholders to approve transactions that they may deem to be in their best interest.

We have never declared a dividend on our common stock and we do not anticipate paying dividends in the foreseeable future.

No dividends have ever been declared or paid on our common stock. We intend to retain any future earnings for use in our business and do not anticipate paying any dividends on our common stock in the foreseeable future.

Item 1B.                Unresolved Staff Comments.

Not applicable.

Item 2.   Properties.

Our principal executive offices are located in Salt Lake City, Utah. This facility serves as our executive and administrative offices for our senior management along with parts of our finance, sales, marketing and development groups. We conduct our core service offerings in customer contact solution centers in Orem, Utah, Albuquerque, New Mexico, Raleigh, North Carolina, Evanston, Wyoming, Enschede, the Netherlands and Metz, France and have engaged a third-party provider to deliver contract services from New Delhi, India, Sweden and Brazil. During most of fiscal 2005, we also operated contact centers in American Fork, Utah. In June 2005 we completed a consolidation of the customer contact solution centers located in Utah into one “super center” in Orem, Utah. As part of this consolidation, we relocated our executive and administrative offices to Salt Lake City, Utah. We believe this consolidation improved utilization of facilities and partially contributed to our improved profitability during fiscal 2006. We believe our current facilities are adequate to meet current requirements and immediate growth plans. All of our facilities are leased and, in the opinion of management, adequately covered by insurance. The following table sets forth additional information concerning our facilities:

Location	General Usage	Approximate Square Feet	Monthly Rent		Lease Expiration
Salt Lake City, Utah	Executive Offices	12,844	$16,857	(1)(5)	June 2011

Orem, Utah	Customer Contact Solutions Center	45,780	$58,211	(1)(6)	December 2009

Orem, Utah	Customer Contact Solutions Center	6,424	$8,822	(1)	May 2007

Albuquerque, New Mexico	Customer Contact Solution Center	45,162	$73,906	(1)(2)	December 2010

Raleigh, North Carolina	Customer Contact Solution Center	30,973	$24,462	(1)	March 2013

Evanston, Wyoming	Customer Contact Solutions Center	33,000	$8,325	(1)	June 2010

Green River, Wyoming	Currently Not in Use	8,500	$8,024	(1)(3)	July 2008

Enschede, Netherlands	European Headquarters and Customer Contact Solution Center	25,571	$33,239	(1)(4)	December 2010

Metz, France	Customer Contact Solutions Center	7,240	$8,935	(1)	August 2006

(1)                             Monthly rent includes real estate taxes, casualty insurance, facility and property maintenance costs, security services and utilities.

(2)                             The monthly lease amount includes amortization of certain tenant improvements.

(3)                             The monthly lease amount does not include 5,500 square feet of this facility which we have subleased to an unrelated third party. The sublease agreement provides for payment to us of rental income of $3,896 per month through July 2008.

(4)                             Monthly rent is based on 27,699 Euros at an assumed exchange rate of $1.20 per Euro. We received a payment of 50,000 Euros as a credit towards these rental rates in March 2006. Our lease agreement provides for payment to us of an additional 25,000 Euros related to this lease in the fourth quarter fiscal 2007. These payments have been recorded as a deferred lease incentive on our consolidated balance sheet, which will be amortized over the life of the lease as a reduction of rent expense.

(5)                             Monthly rent does not include landlord funded leasehold improvements made to the facility during the fiscal 2006 totaling $306,552. These leasehold improvements have been capitalized as a fixed asset and are being amortized over the remaining term of the lease. These improvements have also been recorded as a deferred lease incentive on our consolidated balance sheet, which will be amortized over the life of the lease as a reduction of rent expense.

(6)                            Monthly rent excludes a $450,000 option forbearance payment which is due in the 60th month of the lease if we do not extend the lease term an additional five years.

The lease agreements for each of these locations have options to renew for additional time periods at the conclusion of the current lease period. In addition to the above space, we currently have options to lease additional space in our Salt Lake and Albuquerque facilities under similar terms and conditions of these current leases.

Item 3.   Legal Proceedings.

From time to time, we are involved in litigation, most of which is incidental to our business. In our opinion, no litigation to which we currently are a party is likely to have a material adverse effect on our results of operations or financial condition.

Item 4.   Submission of Matters to a Vote of Security Holders.

We held an annual meeting of shareholders on February 16, 2006 at which our shareholders considered and voted as follows:

1.               The shareholders considered whether to elect the following persons as directors, each to serve until the next annual meeting of shareholders and until his respective successor shall have been duly elected and qualified:

Name of Nominee	Votes For	Votes Withheld/ Abstentions	Broker Non-Votes
C. Lloyd Mahaffey	3,236,860	168,907	-0-
Patrick F. O’Neal	3,383,837	21,930	-0-
Kim A. Cooper	3,250,584	155,183	-0-
Richard E. Dyer	3,394,087	11,680	-0-
Donald H. Livingstone	3,393,087	12,680	-0-
Eric Olafson	3,344,651	61,116	-0-
Phillip J. Windley, PhD	3,386,463	19,304	-0-

The vote tally was sufficient for election of the afore-mentioned directors.

2.               The shareholders considered whether to appoint Ernst & Young, LLP as our independent public accountants and authorize our Board of Directors to fix their remuneration. There were 3,392,769 votes cast in favor, 3,315 votes cast against, 9,683 votes withheld, and no broker non-votes, which vote tally was sufficient for approval.

3.               The shareholders considered a proposal to approve an amendment to our 1999 Omnibus Stock Incentive Plan to increase the number of shares of common stock available for issuance under the plan from 1,025,000 to 1,525,000. There were 605,583 votes cast in favor, 531,139 votes cast against, 5,689 votes withheld, and 2,263,356 broker non-votes, which vote tally was sufficient for approval.

4.               The shareholders considered a proposal to approve an amendment to our Amended 1996 Employee Stock Purchase Plan to increase the number of shares of common stock available for issuance under the plan from 175,000 to 250,000. There were 993,560 votes cast in favor, 138,751 votes cast against, 10,100 votes withheld, and 2,263,356 broker non-votes, which vote tally was sufficient for approval.

PART II

Item 5.   Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock, par value $0.25, is quoted under the symbol “SNTO” on the NASDAQ Capital Market maintained by the National Association of Securities Dealers (the “NASD”). The following table sets forth the range of high and low closing prices for our common stock for the periods indicated, as reported by the NASD. The quotations represent prices in the market between dealers in securities; they do not include retail markup, markdown or commissions, and do not necessarily represent actual transactions.

Quarter Ended	High	Low
March 31, 2006	$10.02	$7.25
December 31, 2005	$8.00	$2.57
September 30, 2005	$3.10	$2.32
June 30, 2005	$3.49	$2.24

March 31, 2005	$4.81	$3.18
December 31, 2004	$6.83	$4.35
September 30, 2004	$8.70	$5.05
June 30, 2004	$16.90	$6.75

March 31, 2004	$12.35	$3.97
December 31, 2003	$4.57	$2.28
September 30, 2003	$3.17	$1.94
June 30, 2003	$2.19	$1.35

We did not pay or declare dividends on our common stock during the fiscal years ended March 31, 2006, 2005 or 2004. We currently anticipate that we will retain all available funds to finance our future growth and business expansion. We do not presently intend to pay cash dividends in the foreseeable future.

As of May 31, 2006, we had 3,953,036 shares of common stock outstanding, held by 83 shareholders of record and 2,167 additional groups holding shares for the benefit of other shareholders.

Description of Capital Stock

General

This section describes the general terms and provisions of the shares of our common stock and preferred stock. This summary is not complete, and is qualified in its entirety by reference to our Amended and Restated Articles of Incorporation (the “Articles”) which are identified as an exhibit to this Report and our Bylaws. You should read our Articles, as well as our Bylaws, for additional information regarding our capital stock.

Common Stock

Our Articles authorize the issuance of 50,000,000 shares of common stock. As of May 31, 2006, there were 3,953,036 shares of our common stock issued and outstanding, held by 83 shareholders of record and 2,167 additional groups holding shares for the benefit of other shareholders. Except as otherwise required by law, each share of our common stock entitles the holder to one vote on each matter which shareholders may vote on at all meetings of our shareholders. Holders of our common stock are not entitled to cumulative voting in the election of directors. Holders of our common stock do not have preemptive, subscription or conversion rights, and there are no redemption or sinking fund provisions applicable thereto. Shares of common stock are entitled to share equally and ratably in dividends paid from the funds legally available for the payment thereof, when, as and if declared by our Board of Directors. The declaration of dividends, however, is subject to the discretion of our Board of Directors. Holders of our common stock are also entitled to share ratably in any of our assets available for distribution to holders of our common stock after payment of liabilities upon liquidation or dissolution of Sento, whether voluntary or involuntary. All the outstanding shares of our common stock are fully paid and non-assessable.

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

Preferred Stock

As of May 31, 2006, our authorized preferred stock was 5,000,000 shares, of which none were issued and outstanding.

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

On May 28, 2005, in accordance with our Articles and the laws of the State of Utah, our Board of Directors authorized an amendment to our Articles designating rights, privileges, and preferences for a Series A Preferred Stock (the “Series A Preferred Stock”) consisting of 200,000 shares, no par value (the “Designation”) with powers, preferences, rights, qualifications, limitations, and restrictions including: (i) in the event of any voluntary or involuntary liquidation (whether complete or partial), dissolution, or winding up of the Company, the holders of the Series “A” Preferred Stock shall be entitled to be paid out of the assets of the Company available for distribution to its shareholders, whether from capital, surplus, or earnings, an amount in cash equal to all unpaid dividends, whether or not previously declared, accrued thereon to the date of final distribution subject to the priority distribution required respecting any issued and outstanding shares of any series of preferred stock authorized prior to the date of the Designation plus an amount per share equal to 100 times the aggregate amount to be distributed per share to the holders of shares of our common stock; (ii) the right to vote with the common stock as a single class (but not separately, except to the extent required by Utah law) with each holder entitled to 100 votes per share on all matters submitted to a vote of the shareholders of the Company; (iii) the right to dividends in preference to the holders of our common stock; and (iv) no right of the Company to redeem shares of Series A Preferred Stock.

Rights Agreement

Effective June 3, 2005, our Board of Directors approved a Rights Agreement with our stock transfer agent, pursuant to which our Board of Directors declared a dividend of one right (a “Right”) to purchase one one-hundredth (1/100) share of our Series A Preferred Stock for each outstanding share of our common stock (par value $0.25 per share) (the “Rights Agreement”). Each Right, when exercisable, will entitle the holder to purchase from us one one-hundredth (1/100) share of our Series A Preferred Stock at an exercise price of $100 (the “Exercise Price”) subject to adjustment. The Rights will expire upon the earliest of the redemption or exchange of the Rights or June 3, 2008 (the “Expiration Date”).

The Rights will separate from the shares of our common stock. Certificates for Rights will be issued and the Rights will become exercisable upon the earlier of (i) the tenth day after the first public announcement or filing indicating that any person or group of affiliated or associated persons (the “Acquiring Person”) has become the beneficial owner of twenty percent (20%) or more of our common stock or (ii) the tenth day after the date of the commencement of, or first public announcement of, the intent of any person to commence a tender or exchange offer or take-over bid to acquire beneficial ownership of twenty percent (20%) or more of our common stock.

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

Registration Rights

We have granted registration rights to the holders of shares of common stock we sold in private offering transactions completed during 2003 and 2004. We have also agreed to register shares of common stock issuable upon the exercise of warrants sold in such private offering transactions or issued to consultants in exchange for consulting and shareholder relations services performed for Sento. The total number of shares of common stock which we are obligated to register under the Securities Act is approximately 1,022,343, subject to adjustment for stock splits, stock dividends recapitalizations or similar transactions. Of the total number of shares of common stock subject to such registration rights, 634,962 shares, together with warrants to purchase 126,992 shares, were issued in a private offering transaction completed on March 30, 2004 (the “2004 Private Placement”). Pursuant to the registration rights agreement executed in connection with the 2004 Private Placement, we were obligated to file, and did file, a registration statement covering such shares (including the shares issuable upon conversion of the associated warrants) on or before August 10, 2004 and such was timely declared effective. The holders of the remaining shares subject to registration rights (approximately 260,389 shares) possess “piggyback” registration rights, enabling them to request registration of such shares in connection with the filing of the registration statement required to be filed in connection with the 2004 Private Placement.

Utah Control Shares Acquisition Act

The Utah Control Shares Acquisition Act (the “Control Shares Act”) provides that any person or entity that acquires “control shares” of a publicly-held Utah corporation in a “control share acquisition” is denied voting rights with respect to the acquired shares, unless a majority of the disinterested shareholders of the corporation elects to restore such voting rights. The Control Shares Act provides that a person or entity acquires “control shares” whenever it acquires shares that, but for the operation of the Control Shares Act, would bring its voting power within any of the following three ranges: (i) 20% to 33 1/3%, (ii) 33 1/3% to 50%, or (iii) 50% or more. A “control share acquisition” is generally defined as the direct or indirect acquisition of either ownership or voting power associated with issued and outstanding control shares. The directors or shareholders of a corporation may elect to exempt the stock of the corporation from the provisions of the Control Shares Act through adoption of a provision to that effect in the articles of incorporation or bylaws of the corporation. Our Articles and Bylaws do not exempt our common stock from the provisions of the Control Shares Act.

The shareholders of a corporation must consider the status of the voting rights of control shares of the corporation acquired in a control share acquisition at the next annual or special meeting of shareholders held following such acquisition. The acquiror may accelerate the decision and require the corporation to hold a special meeting of shareholders for the purpose of considering the status of those rights if the acquiror (i) files an “acquiring person statement” with the corporation, and (ii) agrees to pay all expenses of the meeting. If the shareholders do not vote to restore voting rights to the control shares, the corporation may, if its articles of incorporation or bylaws so provide, redeem the control shares from the acquiror at fair market value. If the acquiror fails to file an acquiring person statement, the corporation may, if its articles of incorporation or bylaws so provide, redeem the control shares at any time within 60 days of the acquiror’s last acquisition of control shares, regardless of the decision of the shareholders to restore voting rights. Our Articles and Bylaws do not provide for such redemption. Unless otherwise provided in the articles of incorporation or bylaws of a corporation, shareholders are entitled to dissenters’ rights if the control shares are accorded full voting rights and the acquiror has obtained majority or more control shares. Our Articles and Bylaws do not deny such dissenters’ rights to our shareholders. The provisions of the Control Shares Act may discourage companies interested in acquiring a significant interest in or control of Sento.

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

 Change in Control Arrangements

See the description above under the heading, “Rights Agreement.”

During the 2002 fiscal year, our Board of Directors reviewed the time and insight provided by our directors, as well as our limited ability to provide additional cash payments to our directors as compensation for their services to Sento. Based upon this review, as well as an assessment that the directors would likely be required to devote increased time and attention during the 2002 fiscal year several strategic initiatives, including review and negotiation of prospective transactions intended to promote shareholder value and liquidity, our Board of Directors adopted resolutions intended to compensate our directors if Sento completes such a transaction. Pursuant to resolutions adopted in April 2001 and March 2002, our Board approved a contingent issuance of shares of common stock to each of our directors (18,750 shares to Gary Filler, then Chairman of the Board, and 12,500 shares to each other director then serving). The shares of common stock are issuable only upon the completion of certain merger, consolidation, acquisition, sale and liquidation transactions constituting a “change of control” under our 1999 Omnibus Stock Incentive Plan. Because none of the conditions has been satisfied as of the date of this Report, there have been no shares or other rights issued or granted to the directors as of this date. The resolutions remain effective and could result in future issuances of shares of common stock if the resolutions are not rescinded and one or more of the stated conditions occurs.

Our recently adopted Bylaws provide advance notice requirements for proposed shareholder nominations for election to the Board of Directors and for business proposed by shareholders from the floor at our annual meeting of shareholders.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is American Stock Transfer & Trust Company.

Company Purchases of Equity Securities

During the fourth quarter of fiscal 2005 and first quarter of fiscal 2006, we purchased and retired the following shares of our common stock under a board approved purchase plan:

Period	Total number of shares purchased	Average price paid per share
Month ended 3/31/05	59,799	$3.41
Month ended 4/30/05	16,938	$3.30
Total	76,737	$3.38

The total maximum number of shares available for purchase under the plan was 385,862. The stock purchase plan expired on February 28, 2006.

Item 6.   Selected Financial Data.

	2006	2005	2004	2003	2002
Statements of Operations:
Net Sales	$51,129,319	$31,785,561	$21,396,118	$17,495,882	$23,047,337
Gross profit	$9,129,331	$4,533,182	$3,324,331	$796,647	$2,717,776
Percentage of net sales	17.86%	14.26%	15.54%	4.55%	11.79%
Operating expenses	$9,226,321	$6,108,094	$4,227,831	$2,430,973	$1,938,999
Percentage of net sales	18.05%	19.22%	19.76%	13.89%	8.41%
Operating profit (loss)	$(96,990)	$(1,574,912)	$(903,500)	$(1,634,326)	$778,777
Net Income (loss)	$(154,090)	$(1,836,160)	$(1,465,230)	$(2,111,348)	$560,756
Earnings (loss) per common share - basic	$(0.04)	$(0.49)	$(0.63)	$(1.01)	$0.27
Earnings (loss) per common share - diluted	$(0.04)	$(0.49)	$(0.63)	$(1.01)	$0.27
Weighted average common shares outstanding - basic	3,819,143	3,754,627	2,317,516	2,099,397	2,098,505
Weighted average common shares outstanding - diluted	3,819,143	3,754,627	2,317,516	2,099,397	2,109,268

Balance Sheets:
Cash and marketable securities - unrestricted	$4,498,707	$5,698,195	$6,567,811	$2,583,337	$1,047,731
Total assets	$23,314,914	$16,225,583	$16,009,560	$10,104,733	$11,632,042
Long-term obligations	$3,814,393	$1,867,157	$656,324	$2,091,646	$1,504,839
Total liabilities	$14,267,984	$7,037,172	$5,113,294	$6,674,775	$6,148,187
Shareholders' equity	$9,046,930	$9,188,411	$10,896,266	$3,429,958	$5,483,855

Unaudited Quarterly Results of Operations	First	Second	Third	Fourth
2006
Net sales	$8,760,585	$9,862,546	$15,154,851	$17,351,337
Cost of sales	7,997,053	7,901,150	12,089,385	14,012,400

Gross profit	763,532	1,961,396	3,065,466	3,338,937
Operating expenses	2,377,821	1,628,950	2,368,183	2,851,367

Operating loss	(1,614,289)	332,446	697,283	487,570
Other income (expense), net	(39,546)	(15,954)	8,843	(45,602)

Income (loss) before income taxes	(1,653,835)	316,492	706,126	441,968
Income tax (provision) benefit	(11,230)	(6,431)	2,455	50,365

Net income (loss)	$(1,665,065)	$310,061	$708,581	$492,333

Earnings (loss) per common share-basic	$(0.44)	$0.08	$0.19	$0.13
Earnings (loss) per common share-diluted	$(0.44)	$0.08	$0.17	$0.12
Weighted average common shares outstanding-basic	3,785,264	3,800,343	3,827,068	3,858,704
Weighted average common shares outstanding-diluted	3,785,264	3,870,079	4,117,669	4,148,802

2005
Net sales	$6,566,748	$6,168,960	$10,047,153	$9,007,895
Cost of sales	5,775,952	5,639,975	8,025,613	7,809,756

Gross profit	790,796	528,985	2,021,540	1,198,139
Operating expenses	906,337	1,085,836	2,204,514	1,915,931

Operating income (loss)	(115,541)	(556,851)	(182,974)	(717,792)
Other income (expense), net	(39,129)	1,962	(36,719)	(11,405)

Income (loss) before income taxes	(154,670)	(554,889)	(219,693)	(729,197)
Income tax (provision) benefit	—	—	(78,707)	(61,130)

Net income (loss)	(154,670)	(554,889)	(298,400)	(790,327)

Deemed Dividend	(37,875)	—	—	—

Net loss attributable to common stockholders	$(192,545)	$(554,889)	$(298,400)	$(790,327)

Earnings (loss) per common share-basic	$(0.05)	$(0.15)	$(0.08)	$(0.21)
Earnings (loss) per common share-diluted	$(0.05)	$(0.15)	$(0.08)	$(0.21)
Weighted average common shares outstanding-basic and diluted	3,627,686	3,732,326	3,807,873	3,850,624

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes included elsewhere in this report. Except for historical information, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Inaccurate assumptions and known and unknown risks and uncertainties can affect the accuracy of forward-looking statements, and our actual results could differ materially from results that may be anticipated by such forward-looking statements. The principal factors that could cause or contribute to such differences include, but are not limited to, those discussed in the item 1A, “Risk Factors” and those discussed elsewhere in this report. We do not intend to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise.

The following discussion provides information and analysis of our results of operations from fiscal years 2004 through fiscal 2006, and our liquidity and capital resources.

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our operations and business environment. It should be read in conjunction with the information set forth under the caption entitled “Item 6. Selected Financial Data” and our consolidated financial statements and notes thereto included elsewhere herein.  MD&A is provided as a supplement to (and should be read in conjunction with) our financial statements and accompanying notes. Our fiscal year ends on March 31 and, unless otherwise noted, future references to years refer to our fiscal year rather than a calendar year. Our MD&A includes the following sections:

Our Business — a general description of our business and the industry in which we operate.

Significant Events — a discussion of events that have had a significant impact on our accompanying consolidated financial statements.

Application of Critical Accounting Policies — a discussion of accounting policies that require critical judgments and estimates.

Operations Review — an analysis of our consolidated results of operations.

Impact of Inflation and Related Matters — a discussion on how inflation affects our business.

Liquidity and Capital Resources — an analysis of our cash flows, sources and uses of cash.

Seasonality — a discussion on how seasonality affects our business.

Our Business

We are a global provider of custom solutions that leverage “Right ChannelingSM,” a methodology for ensuring that companies make informed choices for multi-channel communication that support their business goals and customer expectations. We offer call and contact center solutions for customer acquisition, customer service, service intervention and technical support. We use modern customer contact solution centers, coupled with our state-of-the-art proprietary software systems and other non-proprietary technology, to provide domestic and international support services and technology solutions to our primary target markets consisting of: (1) small to mid-sized companies or divisions of large companies that outsource customer and technical support; and/or (2) companies which may or may not outsource but are interested in deploying our Right Channeling and other unique offerings. We conduct our principal business operations through our wholly-owned subsidiaries, Sento Technical Services Corporation and Xtrasource Acquisition, Inc.

Significant Events

Xtrasource Acquisition

Effective October 1, 2004, through our wholly owned subsidiary Xtrasource Acquisition, Inc., we acquired substantially all of the assets of Xtrasource, a non-affiliated, privately-held Delaware corporation with approximately $10 million in annual sales. We have agreed to pay the owners of Xtrasource a quarterly contingent earnout of 30% of earnings before interest, taxes, depreciation and amortization from the acquired Xtrasource operations (the “Earnout”) for the quarterly periods between the closing and September 30, 2009 (with a maximum cap of $6.5 million). Earnout payments are subject to various reductions and offset rights including reductions for debt payments (to secured and unsecured creditors) and net working capital adjustment. We granted the owners of Xtrasource a line of credit of no more than $200,000 to enable Xtrasource to pay costs and expenses associated with closing its Brazilian subsidiary, which we did not acquire (and for which we did not assume its liabilities), and for ordinary expenses related to the transaction. Amounts drawn on the line of credit will be deducted from Earnout payments. Our consolidated operating results contain the operating results of the acquired business for the periods beginning on or after October 1, 2004.

Because of better than expected performance of the acquired Xtrasource operations during the first year since the acquisition, we increased our estimate of the Earnout in the quarter ended December 31, 2005 by $722,000 and recorded this adjustment as a true-up of the purchase price as permitted under generally accepted accounting principles in the United States (“GAAP”). This adjustment brings the total accrued contingent consideration for the purchase to $1,715,000. In conjunction with this true-up we also recognized a deferred foreign tax liability of $317,000 related to non-deductible amortization in our European tax jurisdictions. This deferred consideration true-up and related deferred foreign tax liability resulted in a corresponding increase in our intangible assets, which resulted in increased amortization expense beginning during our quarter ended December 31, 2005. Going forward, all true-ups to the Earnout liability will be recognized in our operating results.

Facilities Consolidation

On January 27, 2005, we announced our intention to consolidate our Utah call center operations into a single combined center. We completed this move during June 2005. We believe this consolidation enabled us to increase our efficiencies and reduce the cost of providing our services over the long-term. During the quarter ended June 30, 2005, we incurred moving costs of approximately $25,000 and a write-down of related leasehold improvements of $123,000. In addition, we accrued rent expense for the remaining lease term on the vacated Utah centers (approximately $62,000) during the three months ended June 30, 2005. The above costs are identified as restructuring charges in our statement of operations for fiscal 2006. In addition, we reviewed the viability of the future utilization of our Green River, Wyoming facility that is currently not in use. Based on our review, we determined that it would not be economically feasible to reopen this facility in the future and therefore have included the future costs associated with this facility ($268,000) in our restructuring accrual during fiscal 2006. The restructuring charges discussed above had a negative impact on our operating results during the first quarter of fiscal 2006.

Job Training Incentive Reimbursement

In October 2005, we applied for and were awarded job training reimbursements from the State of New Mexico’s Job Training Incentive Program (JTIP) of up to $1.1 million for training wages to be incurred for 314 positions in our Albuquerque contact solution center. Based on our significant growth in the quarter, we amended that original request in December and were awarded up to an additional $431,000 of JTIP funding for another 131 positions. We also applied for and were awarded up to $862,000 of JTIP funding for an additional 243 positions anticipated to be hired between January and April 2006 as the ramp up of our Albuquerque operations continues. All of these awards are based on a reimbursement of between 50% and 55% of the employees’ training wages. The majority of the employees are contact and technical support agents who, among other requirements, must each complete 640 training hours before we can submit for reimbursement of their wages. We received our first cash payment in April 2006. We anticipate that these cash payments will continue during fiscal 2007.

Under GAAP, we accrued $752,552 of JTIP funds during fiscal 2006. The accrual is recognized as an offset to cost of sales in our condensed consolidated statements of operations for the year ended March 31, 2006. The JTIP funds have already been appropriated and reserved by the State of New Mexico for us. If our employees complete the required training hours, we can file the appropriate statutory claims requests to obtain the funds. These awards are one-time events that will be recognized over the periods that we incur the related training costs. We expect that most of the remaining costs will be incurred during fiscal 2007. The JTIP funds, if received, will help reduce actual training costs as well as partially offset the impact of lower margin training revenue as we continue to ramp-up our Albuquerque site.

Application of Critical Accounting Policies

Management discussed with our Audit Committee the development, selection and disclosure of our critical accounting policies and estimates and the application of these policies and estimates.

Basis of Presentation and Consolidation

Our consolidated financial statements are prepared in accordance with GAAP. Our significant accounting policies are described in Note 2 to our consolidated financial statements. Included within these policies are our “critical accounting policies.”  Critical accounting policies are those policies that are most important to the preparation of our consolidated financial statements and require management’s subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to revenue recognition, credit risk and stock-based compensation. The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties, and as a result, actual results will differ, and may differ materially, from these estimates. The development and selection of these critical accounting policies have been discussed, and are reviewed each year, with the Audit Committee of our Board of Directors. The following is a discussion of our critical accounting policies and estimates.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery of services has occurred, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured. We generate revenue by delivering customer support and/or technical assistance to users of our clients’ products and/or services by providing communications utilizing live chat, Web collaboration, email and telephone interactions. We recognize revenues as services are provided, according to the terms of the underlying agreement with our clients which specify how the client will be charged, generally based on a monthly, hourly, per minute or per-contact rate. We also provide licenses to a limited number of our clients for the use of our customer contact software tools that we host. In these arrangements, we charge our client a monthly fee based on the number of the users. Revenue under these arrangements is recognized as the service is provided.

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

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R), which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of operations. Pro forma disclosures currently permitted under Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS 123) are no longer an alternative to financial statement recognition under SFAS 123R.

Under the provisions of SFAS 123R, the variable accounting treatment of our options that were repriced in April 2003 is no longer required. Since the repricing and through September 2005, we were required to record an expense or benefit from “marking-to-market” exercisable and outstanding repriced options. We have recorded a cumulative net expense of $1,147,000 from April 2003 through September 2005 from marking these options to market. This cumulative charge is mainly due to net increases in the price of our common stock from the $1.60 market value per share on the date of the re-pricing. We believe the elimination of the variable accounting treatment of these options under the provisions of SFAS 123R will benefit us in future periods due to the expected continuation of price volatility of our common stock. Therefore, we elected to adopt the provisions of SFAS 123R for the reporting period beginning October 1, 2005.

We took steps in September 2005 to reduce the cost exposure of implementing SFAS 123R, including accelerating the vesting of all outstanding stock options with exercise prices above the fair market value as of September 30, 2005 (“under-water” options). We used the modified prospective method of adopting the provisions of SFAS 123R. Under this method, the unamortized value of non-vested awards granted prior to the adoption of SFAS 123R is required to be expensed in our consolidated statement of operations over the remaining vesting period. By accelerating the vesting of our outstanding underwater options prior to the adoption of SFAS 123R, we were able to reduce the amount of future expense that otherwise would have been required to recognize on these options after adopting SFAS 123R. Options granted after the adoption of SFAS 123R are expensed over their vesting period.

For the periods prior to October 1, 2005, we applied the provisions of SFAS 123. SFAS 123 encourages entities to adopt a fair-value-based method of accounting for stock options or similar equity instruments. However, it also allows an entity to continue measuring compensation cost for stock based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). We elected to continue to apply the provisions of APB 25 and provide pro forma disclosures required by SFAS 123 in the footnotes to the consolidated financial statements. We use the Black Scholes option-pricing model to determine the amount of additional pro forma expense related to these options as presented in our disclosures. Under GAAP, had we adopted a fair-value-based method of accounting for stock options, the pro forma expense for these options would have been recorded as expense in our statements of operations and could have materially affected our operating results.

Operations Review

Fiscal 2006 Compared to Fiscal 2005

Revenues. Our revenues increased 61% or $19,344,000, from $31,786,000 for the 2005 fiscal year to $51,129,000 for the 2006 fiscal year. The primary reason for the increase was $14,875,000 of additional net revenue generated from our existing client base. The additional net revenue from existing clients in the 2006 fiscal year includes a full 12 months of revenue from the clients of the previously mentioned acquired entity whereas the 2005 fiscal year included only six months of revenue from clients of the acquired entity. We were also able to generate $4,469,000 in revenue from new clients.

Cost of sales. Our cost of sales increased $14,748,000, or 54% from $27,252,000 for the 2005 fiscal year to $42,000,000 for the 2006 fiscal year. This increase in cost of sales was primarily the result of increased business as discussed in the revenue section above. Our gross profit as a percentage of sales increased to 18% for the 2006 fiscal year from 14% for the 2005 fiscal year. The increase in gross profit related primarily to revenue growth from clients needing higher-margin professional services and cost containment efforts which resulted in personnel cost savings. This growth was partially offset by our accrual of $753,000 of JTIP training funds receivable during fiscal 2006. The accrual is recognized as an offset to cost of sales in the condensed consolidated statements of operations. The JTIP program was initiated during fiscal 2006 so there are no amounts for fiscal 2005.

Selling, general and administrative expenses. Our selling, general and administrative expenses increased by 66%, or $3,379,000, from $5,091,000 for the 2005 fiscal year to $8,470,000 for the 2006 fiscal year. This increase was primarily due to increased marketing efforts resulting in more revenues and growth in personnel and facilities costs related to managing the expanding business.

Product development. Our product development costs decreased by 44%, or $127,000, from $292,000 for the 2005 fiscal year to $165,000 for the 2006 fiscal year. This decrease was primarily due to our nearing completion on current product offering initiatives.

Specific provision for doubtful account. In fiscal 2005, we recorded a one-time charge of $475,000 to increase our bad debt provision for a financially distressed client. The client incurred difficulties obtaining financing needed to fund an aggressive growth strategy causing us to believe it was likely the client would not be able to pay its obligation. During the current year this client paid $181,593 related to this specific provision for doubtful account and gave us a note for $400,000 that matures in fiscal 2007 for the remaining balance due. The amount of this note has been recorded as a note receivable with a full reserve as of March 31, 2006. If repaid by the client during fiscal 2007 the full amount of this note will be recognized as an additional offset against the specific provision for doubtful account on our statement of operations. We also accrue provisions for bad debts during the ordinary course of business when events or circumstances indicate that a receivable may not be collectible. These provisions offset our receivable balance and are included in selling, general and administrative expenses for fiscal 2006 and 2005.

Amortization of intangible assets.   Effective October 1, 2004, the Company acquired substantially all of the assets and operations of Xtrasource. At that time the fair value of the identified net assets included an allocation of $1,366,000 to intangible assets (which primarily represented the acquired customer base, the related assigned contracts and certain future prospects). The expected life of these intangible assets is estimated to be five years and accordingly, an amortization expense of $364,000 and $137,000 has been recorded for the years ended March 31, 2006 and 2005, respectively.

Restructuring charge.   In January 2005 we approved a plan to consolidate our Utah contact solution centers into one “super-center”. We believe that this consolidation will improve our utilization of resources and thereby increase our productivity and profitability. As part of this plan, we discontinued the use of one of our facilities in March 2005. Restructuring charges of $477,575 and $220,000 related to these activities were recorded for the 2006 and 2005 fiscal years, respectively. The charges include accrued facilities and relocation costs as well as an impairment of approximately $123,000 and $100,000 of leasehold improvements that were located in the abandoned facility for the 2006 and 2005 fiscal years, respectively.

Non-cash charge for valuation of warrants (operating). We also issued warrants to purchase common stock to a non-employee for consulting services. Pursuant to Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services, we accounted for these arrangements based on the fair value of the warrants issued. The fair value of these warrants was measured each quarter as the related services were provided and the underlying warrants vested. We use the Black Scholes pricing model to determine the value of these warrants. The resulting quarterly change in value of these warrants was charged to income. During the 2006 and 2005 fiscal years, we recorded non-cash charges for these warrants of $0 and $240,000, respectively. Our arrangement with this consultant was terminated in October 2005.

Stock-based compensation. In April 2003, our Board of Directors approved an employee stock option exchange program. Under this program, options to purchase 377,342 shares of common stock with exercise prices above $2.00 per share were exchanged for options to purchase 313,592 shares of common stock at an exercise price equal to the then current market price of $1.60. This exchange program was considered to be an effective “repricing” of stock options, which requires us to adjust the amount of compensation expense we recognize each quarter until the stock options are exercised, forfeited or expire (see Note 8 to our audited consolidated financial statements). The cumulative amount of this charge is calculated by multiplying the exercisable number of options as of the applicable measurement date by the difference between the market price of stock on such date and the exercise price of $1.60, less any amounts previously recognized.

During fiscal 2006 we recorded a non-cash stock-based compensation benefit of $69,000, a $277,000 change from $346,000 of non-cash stock-based compensation expense that we recorded during fiscal 2005. This increase was primarily a result of early adoption of SFAS No. 123R, changes in vested and unexercised options under the exchange program, and fluctuations in the market value of our common stock. As described in more detail in Note 2 to the consolidated financial statements, SFAS No. 123R revised SFAS No. 123 and supersedes APB 25 and requires companies to expense the value of employee stock options and other equity-based awards.

Interest income. Our interest income increased $2,000 or 2% from $97,000 in fiscal 2005 to $99,000 in fiscal 2006. The primary reason for this increase was the increase in interest rates in fiscal 2006.

Interest expense. Our interest expense increased $34,000, or 27%, from $130,000 during the fiscal year ended March 31, 2005 to $164,000 during the fiscal year ended March 31, 2006. The increase in interest expense was due primarily to increasing interest rates and the increase in long-term debt and capital lease obligations during fiscal 2006.

Non-cash charge for valuation of warrants and conversion of debentures. This expense relates to the amortization of debt discount created by assigning a portion of the proceeds received in conjunction with convertible debentures and notes payable financings to warrants issued with the debt. We amortize this cost over the life of the corresponding debt. This cost decreased $240,000, or 100%, from $240,000 for fiscal 2005 to $0 for fiscal 2006. The conversion of all of our convertible debt to equity during fiscal 2005 required us to accelerate the amortization of this cost and is the primary reason for the decrease in expense over the prior year.

Fiscal 2005 Compared to Fiscal 2004

Revenues. Our revenues increased 49% or $10,390,000, from $21,396,000 for the 2004 fiscal year to $31,786,000 for the 2005 fiscal year. The primary reasons for the increase were $5,278,000 of incremental revenue attributable to our acquisition of Xtrasource and $4,550,000 million of additional net revenue generated from our existing client base. We also generated $562,000 in revenue from new clients.

Cost of sales. Our cost of sales increased $9,180,000, or 51%, from $18,072,000 for the 2004 fiscal year to $27,252,000 for the 2005 fiscal year. This increase in cost was primarily the result of increased business as discussed in the revenue section above. Our gross profit as a percentage of sales decreased to 14% for the 2005 fiscal year from 16% for the 2004 fiscal year. The decrease in gross profit related primarily to less revenue as a percentage of total revenue being generated from high-margin professional services and “ramp-up” costs we incurred due to the increase in business volume.

Selling, general and administrative expenses. Our selling, general and administrative expenses increased by 91%, or $2,425,000, from $2,666,000 for the 2004 fiscal year to $5,091,000 for the 2005 fiscal year. This increase was primarily due to increased marketing efforts that resulted in more revenues for the 2005 fiscal year and additional costs associated with the business we acquired from Xtrasource.

Product development. We spent $292,000 in product development during fiscal 2005. We believe that this product development expenditure was necessary for anticipated new business and to enhance our product offerings. We incurred no product development costs during fiscal 2004.

Specific provision for doubtful account. In fiscal 2005, we recorded a one-time charge of $475,000 to increase our bad debt provision for a financially distressed client. The client incurred difficulties obtaining financing needed to fund an aggressive growth strategy causing us to believe that it is likely the client will not be able to pay its obligation. We recorded no such provision during fiscal 2004. We accrue provisions for bad debts during the ordinary course of business when events or circumstances indicate that a receivable may not be collectible. These provisions are included in selling, general and administrative expenses for fiscal 2005 and 2004.

Amortization of intangible assets. Effective October 1, 2004, we acquired substantially all of the assets and operations of Xtrasource. We allocated the purchase price over the fair value of the assets acquired, including an allocation of $1,366,000 to intangible assets which primarily represent the acquired customer base and the related assigned contracts. We have determined that the expected life of these intangible assets is five years and accordingly, we recorded an expense of $137,000 for the amortization of these intangibles during the last six months of fiscal 2005. There was no comparable expense during fiscal 2004.

Restructuring charge. In January 2005 we approved a plan to consolidate our Utah contact solution centers into one “super-center”. We believe that this consolidation will improve our utilization of resources and thereby increase our productivity and profitability. As part of this plan, we stopped using one of our facilities in March 2005 and recorded $220,000 of related restructuring charges. The charges include accrued facilities and relocation costs as well as an impairment of approximately $100,000 of leasehold improvements that were located in the abandoned facility.

Non-cash charge for valuation of warrants (operating). We also issued warrants to purchase common stock to a non-employee for consulting services. Pursuant to Emerging Issues Task Force (EITF) 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services,” we accounted for these arrangements based on the fair value of the warrants issued. The fair value of these warrants was measured each quarter as the related services were provided and the underlying warrants vested. We use the Black Scholes pricing model to determine the value of these warrants. The resulting quarterly change in value of these warrants was charged to income. During fiscal 2005, we recorded a charge for these warrants of $240,000. Our arrangement with this consultant was terminated in October 2005. We did not incur any similar charges in fiscal 2004.

Stock-based compensation. In April 2003, our Board of Directors approved an employee stock option exchange program. Under this program, options to purchase 377,342 shares of common stock with exercise prices above $2.00 per share were exchanged for options to purchase 313,592 shares of common stock at an exercise price equal to the then current market price of $1.60. This exchange program was considered to be an effective “repricing” of stock options, which requires us to adjust the amount of compensation expense we recognize each quarter until the stock options are exercised, forfeited or expire (see Note 8 to our consolidated financial statements). The cumulative amount of this charge is calculated by multiplying the exercisable number of options as of the applicable measurement date by the difference between the market price of stock on such date and the exercise price of $1.60, less any amounts previously recognized.

During fiscal 2005 we recorded a non-cash stock-based compensation benefit of $346,000, a $1,908,000 change from $1,562,000 of non-cash stock-based compensation expense that we recorded during fiscal 2004. This increase was primarily a result of changes in vested and unexercised options under the exchange program and fluctuations in the market value of our common stock.

Interest income. Our interest income increased $74,000, or 322%, from $23,000 in fiscal 2004 to $97,000 in fiscal 2005. The primary reason for this increase was our increase in cash balances resulting primarily from the sale of common stock in March 2004.

Interest expense. Our interest expense decreased $106,000, or 45%, from $236,000 during the fiscal year ended March 31, 2004 to $130,000 during the fiscal year ended March 31, 2005. The decrease in interest expense was due primarily to the conversion of all of our convertible debt into equity during fiscal 2004.

Non-cash charge for valuation of warrants and conversion of debentures. This expense relates to the amortization of debt discount created by assigning a portion of the proceeds received in conjunction with convertible debentures and notes payable financings to warrants issued with the debt. We amortize this cost over the life of the corresponding debt. This cost decreased $214,000, or 94%, from $228,000 for the fiscal 2004 to $14,000 for fiscal 2005. The conversion of all of our convertible debt to equity during fiscal 2004 required us to accelerate the amortization of this cost and is the primary reason for the decrease in expense over the prior year. The $14,000 charge in fiscal 2005 related exclusively to warrants issued with notes payable financings.

Impact of Inflation and Related Matters.

Our operations have been impacted in 2006 by rising personnel costs. The increasing personnel costs relate to short supplies of qualified personnel in some of our customer call centers. We have been successful in passing on some, but not all, of the increased personnel costs to our clients. It is not possible to predict the future trend of supplies of qualified personnel at reasonable rates, or our ability to pass on future price increases to clients.

Liquidity and Capital Resources

Summary of Cash Flow Activities. Net cash provided by operating activities during 2006 was approximately $749,000 compared to $1,552,000 during 2005. This decline was primarily attributable to increases in receivables and other assets ($4,449,000), which were partially offset by increases in accounts payable and accrued and other current liabilities ($2,978,000). Our working capital decreased $1,960,000 or 36%, from $5,498,000 at March 31, 2005 to $3,538,000 at March 31, 2006. The decrease in cash flow from operating activities caused by the large increase in receivables and other assets is largely due to significant additional revenue achieved late in fiscal 2006 which had not been collected, when compared with revenues for the similar period in 2005. The net increase in payables and other accrued and current liabilities was also due to this increased business volume during the fourth quarter of fiscal 2006.

We believe that we have sufficient capital resources to continue our current level of operations for the foreseeable future. However, we experienced significant growth during the 2006 fiscal year. If this growth continues, we may need to acquire additional debt and/or equity financing to provide funding for facilities build-outs and working capital requirements.

Investing Activities. During the year ended March 31, 2006 $4,333,000 of cash was used to purchase property and equipment compared to only $1,230,000 in the prior year. A significant portion of these capital expenditures were necessary to open the contact solution center in Albuquerque, New Mexico in October 2005, rather than “maintenance” of operating capacity. We intend to continue to expand our business through growth of existing operations, and strategic acquisitions of entities that expand our current operating platform. Acquisitions are an important part of our business strategy and to that end, management routinely reviews potential complementary acquisitions. It is possible that some portion of future cash and cash equivalents and/or proceeds from the issuance of stock or debt will be used to fund acquisitions of complementary businesses.

Financing Activities. Included in our cash flow from financing activities is $3,670,000 of proceeds from the issuance of long-term debt which was partially offset by $1,309,000 in principal payments of long-term debt and capital leases. This represents an increase in the current and long-term portion of our debt and capital leases of $2,375,000, or 139%, from $1,705,000 at March 31, 2005 to $4,080,000 at March 31, 2006. With the exception of $1,000,000 that was outstanding on our credit line as of March 31, 2006, these borrowings were used to help finance property and equipment purchases.

Currently, we have an operating credit line with a bank that allows us to borrow up to $3,000,000 and is based on 80% of eligible accounts receivable. As of March 31, 2006 and 2005 we had $1,000,000 and $0 outstanding on this line of credit, respectively. The line of credit accrues interest at 1% over the bank’s prime rate (7.75% and 5.75% at March 31, 2006 and 2005, respectively).

On January 26, 2006, we executed an amendment to loan documents, including an amended and restated schedule to our loan and security agreement. The amendment was later extended to June 30, 2006. This amendment calls for an additional $1,500,000 term loan with the bank to be used for the purchase of property and equipment. The loan can be drawn upon in minimum increments of $100,000 through June 30, 2006 (“Availability End Date”). The loan accrues interest at 1.5% over the bank’s prime rate. We pay interest only on this loan until the Availability End Date at which time we will be required to make principal and interest payments. The principal is to be repaid in equal monthly installments over 36 months from the Availability End Date. We also have the option to fix the interest rate to 4.5% over the yield on United States Treasury Notes with a three year maturity as of the Availability End Date. The foregoing loan agreements call for us to maintain certain liquidity and net worth or debt service and quick ratio covenants. On June 23, 2006, we amended the loan and security agreement for the period from March 31, 2006 to June 30, 2006 to modify the provisions of related to the liquidity and net worth or debt service and quick ratio covenants. We were in compliance with all debt covenants at March 31, 2006.

We also spent $887,000 on the acquisition of the Xtrasource assets and $681,000 on the payment of accrued offering costs during the year ended March 31, 2005. The amount spent on the Xtrasource acquisition includes the purchase of Xtrasource’s secured debt.

Options and Employee Stock Purchases — In 2006, cash proceeds from the exercise of options, warrants and employee stock purchases totaled $193,000, compared to $436,000 in 2005. Option exercise activity is largely dependent on the Company’s stock price and is not predictable. To the extent non-qualified stock options are exercised, or there are disqualifying dispositions of shares obtained upon the exercise of incentive stock options, the Company receives an income tax deduction generally equal to the income recognized by the optionee. These tax deductions have not resulted in a reduction to the amount of taxes paid due to the NOLs and operating losses. Additionally, these deductions do not affect income tax expense or the effective income tax rate; rather they are reflected as increases in capital in excess of par value in the consolidated balance sheets.

Summary of Future Cash Requirements — Significant future cash uses, in addition to operational working capital requirements, are currently expected to consist primarily of debt service payments on outstanding long-term debt, and capital expenditures.

Off-Balance Sheet Arrangements — Although we have operating leases for facilities and equipment, we do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Contractual Obligations and Contingent Liabilities and Commitments — The following table presents a summary of our contractual obligations by period as of March 31, 2006:

		Payments Due by fiscal Year
Contractual Obligations:	Under 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Long Term Debt (principal only) (1)	$1,947,000	$1,376,000	$37,000	$—	$3,360,000
Capital Leases	296,000	328,000	185,000	—	809,000
Operating Leases	2,985,000	5,168,000	3,522,000	193,000	11,868,000
Less: subleases	(47,000)	(62,000)	—	—	(109,000)
Total Contractual Cash Obligations	$5,181,000	$6,810,000	$3,744,000	$193,000	$15,928,000

(1)    Our long-term debt carries interest rates of 7.4% to 9.3%.

Recent Accounting Pronouncements — We have reviewed all recently issued accounting standards to determine their potential effect, if any, on the results of operations or financial position of the Company. Based on that review, we do not currently believe any of these recent accounting pronouncements will have a significant effect on our current or future financial position, results of operations, cash flows, or disclosures.

Risks Related to our Common Stock — The price of our common stock historically has been volatile. This volatility may affect the price at which you could sell your common stock, and the sale of substantial amounts of our common stock could adversely affect the price of our common stock.

The market price for our common stock has varied between a high of $10.02 and a low of $2.24 during the 12 month period ended March 31, 2006. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including the other factors discussed in “Risks Relating to our Business;” variations in our quarterly operating results from our expectations or those of securities analysts or investors; downward revisions in securities analysts’ estimates; and announcement by us of significant acquisitions, or capital commitments.

In the past, following periods of volatility in the market price of their stock, many companies have been the subject of securities class action litigation. If we become involved in securities class action litigation in the future, it could result in substantial costs and diversion of our management’s attention and resources and could harm our stock price, business, prospects, results of operations and financial condition.

In addition, the broader stock market has experienced significant price and volume fluctuations in recent years. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our common stock. In addition, our announcements of our quarterly operating results, changes in general conditions in the economy or the financial markets and other developments affecting us, our affiliates or our competitors could cause the market price of our common stock to fluctuate substantially.

We have never paid dividends and do not anticipate paying any dividends on our common stock in the future, so any short-term return on your investment will depend on the market price of our capital stock. We currently intend to retain earnings to finance our operations and growth. The terms and conditions of our long-term debt restrict and limit payments or distributions in respect of our capital stock.

Seasonality

Our operating results have historically been affected by the seasonal variances experienced by some of our significant clients. Historically, our third and fourth quarters have been favorably affected by a significant increase in service requests we experienced from our support of certain clients’ products and/or services as compared to the first quarter in which we have historically experienced a significant decrease. Going forward, we anticipate that we will continue to have seasonal variances.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to financial market risks, primarily related to changes in interest rates. We do not use derivative financial instruments for speculative or trading purposes as these risks have not been material to us in the past. Interest expense over the past three fiscal years has been less than one percent of sales.

Non-Guaranteed Federal Deposits Risk. Certain cash and cash equivalents we hold are deposited with financial institutions, and at times such amounts have exceeded insured depository limits. The Company periodically inspects the soundness of the financial institutions with which it does business to manage its risk related to such uninsured deposits.

Foreign Currency Risk. We face foreign currency risks primarily as a result of the revenues we derive from sales made outside the U.S, expense incurred outside the U.S., and from intercompany account balances between our U.S. companies and our non-U.S. subsidiaries. In fiscal 2006, approximately 20% of our net sales and 21% of our operating expenses were denominated in currencies other than the U.S. dollar. The Euro is considered the functional currency in our non-U.S. operations, and revenue and expenses are translated at average exchange rates for the reported periods. Therefore, our foreign sales and expenses will be higher in a period in which there is a weakening of the U.S. dollar and will be lower in a period in which there is a strengthening of the U.S. dollar. Given the uncertainty of exchange rate fluctuations and the varying performance of our foreign subsidiaries, we cannot estimate the affect of these fluctuations on our future business, results of operations and financial condition. Fluctuations in the exchange rates between the U.S. dollar and other currencies could effectively increase or decrease the selling prices of our services in international markets where the prices of our services are denominated in U.S. dollars. We regularly monitor our foreign currency risks and may take measures to reduce the impact of foreign exchange fluctuations on our operating results. To date, we have not used derivative financial instruments for hedging, trading or speculating on foreign currency exchange. Average currency exchange rates to convert one U.S. dollar into each local currency for which we had sales of over $5,000 in 2006 and 2005 were as follows:

	2006	2005
Euro	1.20	1.31

Item 8.   Financial Statements and Supplementary Data.

The financial statements required by Item 8 of this Report begin following the signature page. Supplementary data is set forth in Item 6 of this Report. All information that has been omitted is either inapplicable or not required.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this Report as our “Certifying Officers”), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2006, pursuant to Rule 13a-15(b) promulgated under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented herein. Our management, including our Certifying Officers, do not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, the projection of any evaluation of the disclosure controls and procedures to future periods is subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation, and subject to the inherent limitations described above, Our Certifying Officers have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2006.

Internal Control over Financial Reporting — Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even internal controls determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The effectiveness of the Company’s internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error, and the risk of fraud. The projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies may deteriorate. Because of these limitations, there can be no assurance that any system of internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

Our management has assessed the effectiveness of internal controls over financial reporting as March 31, 2006 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control — Integrated Framework.” Based on that assessment, our management believes that our internal control over financial reporting was effective as of March 31, 2006. Management is not aware of any significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.

Item 9B.    Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Directors

Each of our directors serve until the next annual meeting of shareholders and until his successor is duly elected and qualified. Certain information regarding our directors is set forth below:

Name	Age	Position	Director Since

C. Lloyd Mahaffey (1),(2)	50	Chairman of the Board	2004
Patrick F. O’Neal	59	President, Chief Executive Officer and Director	2002
Kim A. Cooper (1),(2)	47	Director	1999
Richard E. Dyer (3)	59	Director	2004
Donald H. Livingstone (3)	63	Director	2004
Eric Olafson (1), (3)	45	Director	2001
Phillip J. Windley, PhD (2)	48	Director	2003

(1)           Member of Compensation Committee

(2)           Member of Governance and Nominating Committee

(3)           Member of Audit Committee

C. Lloyd Mahaffey was appointed to serve as a director in March 2004 and has served as Chairman of the Board since October 26, 2004. Mr. Mahaffey has over 25 years of experience in the development, funding and marketing of advanced technology systems to business, education, consumer and government markets. Mr. Mahaffey has been the Managing Partner for Dynamis Group, LLC., a development and construction company with offices in Eagle and McCall, Idaho, since 2004 and the Managing Partner of Carloma Group, a diversified private equity company since 1998. A long term technology venture capitalist and senior operating executive, Mr. Mahaffey served as a Managing Partner of Redleaf Ventures and Aspen Ventures (SBIC) from 1998 to 2004. From 1995 to 1998, Mr. Mahaffey served as the Chief Operating Officer, as well as Senior Vice President and General Manager of Global Development and Marketing for VeriFone. While there, he was responsible for VeriFone’s early stage investments in WebTV, CyberCash, and VeriSign. He led the team that sold VeriFone to Hewlett Packard for $1.3 billion. Prior to joining Verifone, Mr. Mahaffey served in a variety of senior executive roles at Apple Computer, Inc. during its formative years and was responsible for the development of Apple’s highly regarded Education and Federal Government business segments worldwide. Mr. Mahaffey received his bachelor’s degree in history at The Citadel, The Military College of South Carolina, in 1978, where he was an Honor Graduate. He also attended Stanford University’s Graduate School of Business Technology Executive Program in 1987.

Patrick F. O’Neal was appointed to serve as our President and Chief Executive Officer, and as a director, in January 2002. Prior to joining Sento, from September 1996 to January 2002, Mr. O’Neal was the Managing Director of Digital Lighthouse Corporation (“DLC”). DLC provided proprietary sales and support software as well as contact solution center and integration services for direct to customer initiatives for companies such as American Express Brokerage, Sony U.S. and Sony Europe, Instinet Clearing Services (a subsidiary of Reuters) and Norwest Bank. Mr. O’Neal also served on the Board of Directors of Digital Lighthouse Corporation from March 1996 to January 2000 and was president of three subsidiaries of DLC that dealt with regulated industries (securities, insurance and mortgage services). Prior to DLC Mr. O’Neal held various management positions with American United Life Insurance Company, Continental Assurance, E.F. Hutton, Inc., Hutton Financial Services and Eden Financial Services, Inc. Mr. O’Neal received his bachelor’s degree from Indiana State University and his law degree (Doctor of Jurisprudence) from Indiana University.

Kim A Cooper was appointed to serve as a director in August 1999. Since January 2003, Mr. Cooper has been the President and Chief Executive Officer of Exceed, LLC, a consulting firm that provides business and legal consulting services to public and private companies, and since May 2003, he has been Chairman of the Board for TechTeam Global, Inc., a multinational enterprise service provider. Since January 2005 Mr. Cooper has been the President and Chief Executive Officer of Exceed III, LLC a developer and marketer of enterprise automation software. Between 1996 and 2003, he was founder and  Chief Executive Officer of the following companies: Digital Harbor, Inc., ComDais, Inc., GlobalSim, Inc., DriveSafety, Inc., Venafi, Inc.; General Counsel of E-Idea Labs, Inc. and Chief Operating Officer of Sorenson Media, Inc. Prior to 1996, Mr. Cooper was the Vice President of Worldwide Marketing and Business Development for Novell, Inc. for two years, and the Vice President of Worldwide Customer Services, Sales & Marketing for WordPerfect Corporation for ten years. Mr. Cooper also currently serves as a director for Authoritative.Net, Inc. He is a practicing corporate attorney and graduated with honors from Brigham Young University Law School.

Richard E. Dyer was appointed to serve as a director in November 2004 and he has served as a member of the Audit Committee since his appointment. Mr. Dyer recently retired as Vice President of Americas Sales for SanDisk Corporation, the world’s largest supplier of flash memory data storage card products, where he oversaw OEM and retail channels in the Americas. He joined SanDisk in 1998 and established the company’s worldwide retail channel, growing revenues to $1.6 billion in that channel. Mr. Dyer has also held executive positions in sales and marketing for Adobe Systems and for Eastman Kodak, where he served as Vice President of the Digital & Applied Imaging Division and provided leadership in revitalizing the performance of its U.S. sales organization. Mr. Dyer also has experience with Apple Computer and Hewlett-Packard.

Donald H. Livingstone was appointed to serve as a director in November 2004 and has served as Chairman of the Audit Committee since his appointment. Since May 1995, Mr. Livingstone has been the Director of the Center for Entrepreneurship and a Teaching Professor in the Marriott School of Business of Brigham Young University (“BYU”). Prior to joining the faculty of BYU in 1994, Mr. Livingstone had a 29-year career with Arthur Andersen. At Arthur Andersen, he spent 19 years as a partner in the San Francisco and Los Angeles offices where he supervised the financial services practice.

Additionally, Mr. Livingstone currently serves as a member of the Board of Directors of Micrel Incorporated, where he is Chairman of the Audit Committee, as well as a member of the Compensation and Corporate Governance Committees. He also serves as a member of the Board of Directors and is Chairman of the Audit Committee of AmericanWest Bancorp, and is a Director and member of the Audit Committee of American Express Centurion Bank, a wholly owned credit card issuing subsidiary of American Express Company. He previously served as a director of California Independent Bancorp (“CIB”) and then of Humboldt Bancorp, which acquired CIB. Mr. Livingstone has also served with the Eureka Family of Mutual Funds and Tropical Sportswear International. He chaired the Audit Committees in each of these companies.

Eric Olafson was appointed to serve as a director in October 2001. Since 2000, Mr. Olafson has been the Chairman of the Board of Tomax Corporation, a developer and marketer of web-based software for retailers. Prior to that, from 1990 to 2000, Mr. Olafson served as the President and Chief Executive Officer of Tomax. From 1987 to 1990, Mr. Olafson served as the Vice President of Marketing at Tomax. From 1986 to 1987, Mr. Olafson served as a consultant to Tomax. Prior to 1986, Mr. Olafson was a co-founder of Dyonix Greentree Technologies, a Canadian software development company.

Phillip J. Windley, PhD, was appointed to serve as a director in October 2003. Since May 2003, Dr. Windley has been an Associate Professor of Computer Science at Brigham Young University. In 2002 and 2003, Dr. Windley was a consultant, author and advisor in using information technology   Dr. Windley served during 2001 and 2002 as the Chief Information Officer for the State of Utah, serving in the Governor’s cabinet and as a member of the Governor’s senior staff. In 1999 and 2000, Dr. Windley served as the Vice President for Product Development and Operations at Excite@Home, managing a large, interdisciplinary team of product managers, engineers, and technicians developing and operating large-scale internet and e-commerce products. Prior to joining Excite@Home, from 1998 to 1999, Dr. Windley served as the Chief Technology Officer of iMall, Inc. Dr. Windley was a professor of Computer Science at Brigham Young University from 1993 to 1999 and the University of Idaho from 1990 to 1993. While at Brigham Young University, Dr. Windley founded and directed the Laboratory for Applied Logic. Dr. Windley received his PhD in computer science from the University of California, Davis in 1990.

Executive Officers

In addition to Mr. O’Neal, whose biography is set forth above, certain biographical information is furnished below with respect to the following executive officers of Sento and our subsidiaries. Each of the executive officers serves until terminated by our Board of Directors or until the officer resigns.

Anthony J. Sansone, 41, was appointed to serve as our Senior Vice President, Chief Financial Officer and Corporate Secretary in July 2004. Prior to joining Sento, Mr. Sansone was the Vice President of the Client Finance Group for JP Morgan Chase Commercial Card Solutions since January 2003. From August 1997 to December 2002, Mr. Sansone served as Vice President, Treasurer and Corporate Secretary for Convergence Communications, Inc., which provided data, video and voice services in nine Latin America countries.  Mr. Sansone also serves as an officer of the MountainWest Capital Network, an organization fostering deal flow, capital growth and business development in the State of Utah. Mr. Sansone received his bachelor’s degree in accounting from Utah State University and his masters degree in business administration from the University of Utah.

Stephen W. Fulling, 42, was appointed as our Senior Vice President and Chief Technology Officer in January 2004. From March 2002 until January 2004, Mr. Fulling was Director of Information Technology Services at the State of Utah where he was responsible for a $60 million information technology budget and over 250 employees. From August 1999 until February 2002, Mr. Fulling managed an engineering and operations division for Excite@Home, in support of a $20 million e-commerce business. From October 1996 until August 1999, Mr. Fulling was the Senior Vice President of Engineering and Operations at iMall Inc., where he built a technology organization that was instrumental in the acquisition of iMall Inc. by Excite@Home in 1999. Mr. Fulling has over 16 years of experience in successfully developing products that use Internet and telecommunications technologies. Mr. Fulling graduated with a bachelor’s degree in computer science from the University of California.

Thomas C. Tyler, 55, was appointed as our Senior Vice President of Sales and Marketing in January 2005 after serving as our Senior Vice President of Business Development after our acquisition of the Xtrasource assets. Mr. Tyler was founder, President, CEO, and Board Chairman of Xtrasource from 1994 to 2004 prior to the acquisition. From 1989 through 1994, Mr. Tyler was President and CEO of Universal Electronics Inc. (NASDAQ), a Cleveland-based manufacturer of universal remote controls.

During his tenure with Universal, Mr. Tyler expanded the company by diversification of products and markets, bringing sales of $240,000 in 1988 to $96 million in 1994, making Universal #7 on the list of Business Week magazine’s 100 Hottest Growing Small Companies List in America. In 1993, Mr. Tyler was able to guide the company through an IPO and secondary offering, raising nearly $75 million of capital to fund the company’s rapid growth. Prior to Universal Electronics, Mr. Tyler served as President of MTC/USA, Inc., an independent consumer electronics distribution company. He also held various positions within Technicare Corporation, a Division of Johnson & Johnson, including Director of Magnetic Resonance Marketing and Magnetic Resonance Product Director, as well as various sales and marketing positions with Eveready Battery Co., a then subsidiary of Union Carbide Corporation. Mr. Tyler received his bachelors of science degree from the State University of New York at Brockport.

Chris Wells, 46, was appointed as our Vice President of Client Relations in January 2005. Mr. Wells served as our Senior Vice President of Sales from April 2003 to January 2005. Prior to joining Sento, Mr. Wells consulted as the General Manager for a $29 million dollar technology upgrade project for the State of Utah from June 2002 to April 2003. Mr. Wells was Vice President and General Manager for Excite@Home Hosting Services from October 1999 to March 2002. His responsibilities included building outsourcing shared hosting and e-commerce services to major Fortune 500 accounts. Prior to serving as Vice President and General Manager, Mr. Wells served from June 1998 to October 1999 as the Vice President of Major Accounts at Imall Inc., a small Internet e-commerce start-up, which was purchased by Excite@Home for over $500 million. Mr. Wells has over 13 years in sales and marketing experience, including over three years as a director of major accounts at Novell Inc.

The following persons are not executive officers but are expected to make a significant contribution to our business:

Tam Ambrose, 43, was appointed Vice President, Human Resources in September 2005. Ms. Ambrose relies on her 20 years of human resources experience as she leads Sento’s HR efforts including recruiting, compensation planning, benefits administration, organizational development, compliance and HR site operations. Prior to joining Sento, Tam was Human Resources Director for The Layton Companies, a holding company with four operating companies doing business throughout the United States. Ms. Ambrose also served as Regional HR Director with the 2002 Olympic Games. She was a member of the HR management group tasked with overseeing all aspects of the 2002 Olympic Games’ HR operations while simultaneously developing and planning the exit strategy for 3,000 employees and 30,000 volunteers. Early in her career, Ms. Ambrose was the Director of HR for the Durango Mountain Resort where she was responsible for the recruiting, hiring and training of 1,200 employees each year. Tam received her bachelor of arts degree in business administration from Fort Lewis College and is certified as a Senior Professional in Human Resources (SPHR).

Mike Williams, 33, was appointed as our Vice President of U.S. Operations in April 2002. Mr. Williams started with Sento in January 1999 and has worked with Sento’s more strategic relationships in a Senior Account Manager role. His prior experience spans several industries with his more recent experience within the customer contact industry. In the contact center industry, he has experience in managing multiple contact solution center locations world-wide, including remote centers in locations such as India, South Africa, Northern Ireland and Scotland. Mr. Williams is currently an advisory board member for JD Power & Associates and the SSPA, working toward the development of a Contact Center Certification Award program. Mr. Williams attended Utah Valley State College.

Emile Koolstra, 32, was appointed Vice President of European Operations in November 2004 in conjunction with our acquisition of Xtrasource. Mr. Koolstra heads the Contact Center Management, IT, Human Resources and Project Management departments for both of Sento’s European offices in The Netherlands and in France. Mr. Koolstra was employed by Xtrasource from its inception in 1986 until our acquisition of Xtrasource in 2005. He fulfilled several positions within Xtrasource, and was one of the key-players to bring the organization from a 20 to a 300-seat operation. Prior to Xtrasource, Mr. Koolstra was employed in the pan-European customer support center of Universal Electronics. Mr. Koolstra holds a propaedeutics business science degree from the Technical University, Twente, in The Netherlands.

Rick Steiner, 51, was appointed Vice President of Quality and Training in January 2003. Mr. Steiner has worked in the quality and performance field for 15 years. His prior work experience includes Convergys Corporation and American Express. While at American Express, Mr. Steiner was awarded the Chairman’s Award for Quality Improvement. Mr. Steiner is a member of ASQ (American Society for Quality Control) a recognized national quality organization. Mr. Steiner attended Brigham Young University where he studied business and psychology.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, as well as persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the “SEC”). Reporting persons are also required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that for the fiscal year ended March 31, 2006 all of our executive officers and directors, as well as persons beneficially holding more than ten percent of our common stock, filed the required reports on a timely basis, except as previously disclosed.

Annual Meetings, Board Meetings and Committees

Our last annual shareholder’s meeting was held in February 2006. Four directors in office at such time attended the meeting. During fiscal 2006, our Board of Directors held four board meetings and met informally on numerous occasions and approved relevant matters by written consent. All incumbent directors attended at least 75% of all board meetings and applicable committee meetings.

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

Our Board of Directors has also adopted a written Audit Committee Charter, a copy of which has been filed previously with the SEC on January 19, 2006 as an exhibit to our proxy statement prepared in connection with our 2005 annual meeting of shareholders. The Audit Committee oversees our accounting and financial reporting processes and related audits. This involves, among other tasks, the selection of our independent public accountants for ratification by our shareholders, pre-approving engagements of our independent public accountants with respect to audit and non-audit services, reviewing our accounting practices and controls and administering our Code of Ethics for Officers and Finance Department Employees and whistleblower policy.

The members of our Compensation Committee are Eric Olafson (Chairman), Kim A. Cooper and Lloyd Mahaffey. Our Compensation Committee reviews and establishes compensation for our executive officers, except the Chief Executive Officer, whose compensation is approved by our Board of Directors upon recommendation of the Compensation Committee. Our Compensation Committee also approves the amount of contributions to the employees’ retirement plan and administers our stock option plans.

The members of our Governance and Nominating (“G&N Committee”) are Kim A. Cooper (Chairman), Phillip J. Windley and C. Lloyd Mahaffey. Our G&N Committee recommends to our Board of Directors nominees for election to the board. Our G&N Committee considers recommendations for director nominees  by shareholders if the names of those nominees and relevant biographical information are properly submitted in writing to our Corporate Secretary in the manner contemplated by our Bylaws. A director nominee must have a strong professional or other background, a reputation for integrity and responsibility and experience relevant to our business and operations. A director nominee must be able to commit appropriate time to prepare for, attend and participate in all meetings of our Board of Directors and its committees, as applicable, and the annual meeting of shareholders and must not have any conflicts of interest with our business and operations. Our G&N Committee will also require some director nominees to be independent as defined under the Nasdaq listing standards. All director nominees, whether submitted by a shareholder or our G&N Committee, will be evaluated in the same manner. All current members of our G&N Committee are independent for purposes of the Nasdaq listing standards. Our G&N Committee also  conducts annual officer and director performance evaluations, advises the Board of Directors concerning corporate governance matters, is responsible for seeing that all subcommittees of the Board have approved charters, and develops and recommends to the Board the corporate governance guidelines applicable to the Company. Our Board of Directors has adopted a written Governance and Nominating Committee Charter, a copy of which has been filed previously with the SEC on January 19, 2006 as an exhibit to our proxy statement prepared in connection with our 2005 annual meeting of shareholders.

The process employed by the Board of Directors for identifying and evaluating nominees for director is flexible and based primarily on the directors’ subjective weighting of the needs of Sento and the extent to which existing directors and prospective nominees meet those needs. Factors considered by the Board of Directors in the nomination process include each nominee’s:

•                  judgment and integrity,

•                  business and management experience,

•                  relationship of work experience and education to the current and proposed lines of business of the Company,

•                  ability to work well as a team with existing directors and management,

•                  the interplay of the candidate’s experience with the experience of other directors,

•                  the extent to which the candidate would be a desirable addition to the Board of Directors and any committees of the Board of Directors, and

•                  the extent to which the candidate satisfies any objective requirements (such as independence or expertise requirements) applicable to the Board of Directors or any committees of the Board of Directors.

Candidates submitted by stockholders in accordance with the policies set forth in the most recent proxy statement delivered to stockholders are considered under the same standards as nominees recommended by other persons.

Our Strategy Committee was formed on April 20, 2005. Each member of the board is a member of the Strategy Committee which is chaired by Phillip J. Windley. The Strategy Committee works with our management team to review and development strategic direction for emerging issues such as technology platforms.

Code of Ethics

We have adopted the Sento Corporation Code of Ethics for Officers and Finance Department Employees, which constitutes a code of ethics that applies to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as defined in Item 406 of Regulation S-K under the Exchange Act. We have posted our Code of Ethics for Officers and Finance Department Employees on our website at www.sento.com.

Item 11.     Executive Compensation.

Summary Compensation Table

The following table provides certain summary information concerning the compensation paid or accrued by us or on behalf of our Chief Executive Officer, as well as all our other executive officers whose aggregate compensation for the fiscal year ended March 31, 2006 exceeded $100,000 (collectively, the “Named Executive Officers”).

						Long-Term Compensation
	Annual Compensation					Awards		Payouts
					Other	Restricted	Securities		All
					Annual	Stock	Underlying	LTIP	Other
		Salary	Bonus		Compensation	Award(s)	Options	Payouts	Compensation
Name and Principal Position	Year	($)	($)		($)	($)	(#)	($)	($)
Patrick F. O’Neal	2006	220,000	73,592	(1)	—	—	35,000	—	—
Chief Executive	2005	214,231	20,000	(2)	—	—	25,000	—	—
Officer	2004	170,000	30,000		—	—	20,000	—	—

Anthony J. Sansone (3)	2006	150,000	30,383	(1)	—	—	25,000	—	—
Senior Vice President,	2005	93,462	—		—	—	25,000	—	—
Chief Financial Officer	2004	—	—		—	—	—	—	—
and Corporate
Secretary

Stephen W. Fulling (4)	2006	130,000	26,500	(1)	—	—	25,000	—	—
Senior Vice President	2005	120,000	2,000		—	—	—	—	—
and Chief Technology	2004	20,769	—		—	—	—	—	—
Officer

Thomas C. Tyler (5)	2006	150,000	—		91,018	—	15,000	—	—
Senior Vice President	2005	75,000	—		—	—	—	—	—
of Sales and Marketing	2004	—	—		—	—	—	—	—

Chris Wells (6)	2006	100,000	—		74,760	—	—	—	—
Vice President of	2005	100,000	—		46,558	—	5,000	—	—
Client Relations	2004	113,462	—		9,601	—	7,500	—	—

_________________________

(1)          Include quarterly bonuses earned under an existing bonus plan and a discretionary bonus awarded by our board of directors for exceeding revenue target but not meeting profit target for year-end results.

(2)          Mr. O’Neal’s annual salary was changed to $220,000 during fiscal 2005.

(3)          Mr. Sansone was appointed to serve as our Senior Vice President, Chief Financial Officer and Corporate Secretary on July 6, 2004. Mr. Sansone’s annual salary during fiscal 2005 was $135,000.

(4)          Mr. Fulling was appointed to serve as Senior Vice President and Chief Technology Officer on January 19, 2004. Mr. Fulling’s annual salary during fiscal 2004 was $120,000.

(5)          Mr. Tyler joined the Company in October 2004 and was appointed as Sr. Vice President of Sales and Marketing in January 2005. Mr. Tyler’s annual salary during fiscal 2005 was $150,000. Amounts reported as other annual compensation in the above table for Mr. Tyler represents sales commissions.

(6)          Mr. Wells joined the Company in April 2003 as Sr. Vice President of Sales. He held this position until January 2005 at which time he became Vice President of Client Relations (which is not an executive officer position). Amounts reported as other annual compensation in the above table for Mr. Wells represents sales commissions. Mr. Wells’s annual salary during fiscal 2005 was $100,000.

Option Grants in Last Fiscal Year

The following table sets forth individual grants of options to acquire shares of our common stock made to the Named Executive Officers during the fiscal year ended March 31, 2006.

	Options	Percent of Total Options Granted to Employees in			Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Granted	fiscal Year	Exercice Price	Expiration Date	5%	10%
Patrick F. O’Neal	35,000	14%	$3.10	July 29, 2015	$68,235	$172,921
Anthony J. Sansone	25,000	10%	$3.10	July 29, 2015	$48,739	$123,515
Stephen W. Fulling	25,000	10%	$3.10	July 29, 2015	$48,739	$123,515
Thomas C. Tyler	15,000	6%	$3.10	July 29, 2015	$29,244	$74,109
Chris Wells	—	—	—	—	—	—

Aggregated Option Exercises in Last Fiscal Year and Year End Option Values

The following table sets forth the aggregate value of unexercised options to acquire shares of our common stock held by the Named Executive Officers on March 31, 2006, and the value realized upon the exercise of options during the fiscal year ended March 31, 2006.

	Shares Acquired	Value	Number of Unexercised Options at FY End 2006(2)		Value of Unexercised In-the-Money Options at FY End 2006(3)
Name	on Exercise	Realized($)(1)	Exercisable	Unexercisable	Exercisable	Unexercisable
Patrick F. O’Neal	—	—	153,262	10,488	$764,648	$63,977
Anthony J. Sansone	—	—	50,000	—	$115,000	$—
Stephen W. Fulling	—	—	45,000	—	$177,600	$—
Thomas C. Tyler	—	—	25,000	—	$115,000	$—
Chris Wells	1,875	$10,181	8,437	2,188	$20,966	$13,347

(1)          Calculated based on the difference between the exercise price and the value of the shares as of the date acquired.

(2)          Includes shares of our common stock subject to options exercisable within 60 days of March 31, 2006.

(3)          Calculated based on the difference between the exercise price and the price of a share of our common stock on March 31, 2006. The price of our common stock on March 31, 2006 was $7.70 per share (as reported on the Nasdaq (SmallCap) Stock Market).

Director Compensation

During the 2006 fiscal year, our non-employee directors receive compensation of $4,000 for attendance at each quarterly Board meeting (except for the Chairman of the Board who receives $8,000 for attendance at each quarterly Board meeting) and $2,000 for participation in each quarterly committee meeting. As additional incentive to serve, non-employee board members from time to time receive options to purchase shares of our common stock. Mr. Mahaffey received options to purchase 11,250 shares of our common stock at $2.32 per share during fiscal 2006. Mr. Cooper, Mr. Dyer, Mr. Livingstone, Mr. Olafson and Mr. Windley each received options to purchase 7,500 shares of our common stock at $2.32 per share during fiscal 2006. Mr. Mahaffey also received an additional $5,000 per month from February 1, 2005 through December 31, 2005 for additional services rendered as Chairman during such period, including evaluating merger and acquisition opportunities and assisting the Corporation’s efforts to achieve sales growth. On September 30, 2005, in conjunction with strategic opportunities related to the Company’s early implementation of FASB 123R, the Board of Directors approved an acceleration of all previously awarded underwater options, including options awarded to Directors. Additionally, the options awarded in 2006 immediately vested.

For the 2007 fiscal year, the non-employee directors will be compensated with a quarterly retainer rather than per meeting fees to potentially reduce amounts that might otherwise be payable. Such directors will receive quarterly compensation for all Board meetings attended during the quarter of $4,000 (except for the Chairman of the Board who will receive $8,000). Members of the audit committee shall receive quarterly compensation for all audit committee meetings attended during the quarter of $2,500 (except for the chairman of the audit committee who will receive $3,500). Members of the compensation, governance and technology committees shall receive quarterly compensation for all committee meetings attended during the quarter of $2,000 (including the chairman of such committees). Each non-employee director will receive an annual grant of options to purchase 7,500 shares (except for the Chairman of the Board who will receive options to purchase 11,250 shares), priced as of the date of the grant. Additional compensation to any non-employee director for additional or extraordinary board-related services or for any non-board related consulting or other services, if any, shall be specifically determined on a case by case basis by the compensation committee or the full board.

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

We have entered into employment agreements with our Chief Executive Officer, Chief Financial Officer, Chief Technology Officer and Senior Vice President of Sales and Marketing. The employment agreements have initial terms of between one and three years. Under the agreements, the employees are entitled to a base salary, incentive bonuses and stock options, as determined by the Board of Directors, standard benefits such as health and life insurance and reimbursement of reasonable expenses.

We can terminate the employment contracts for cause, which is defined in the agreements, or without cause. In addition, the employee can terminate the contract for cause or on 180 days notice. If the contract is terminated without cause or as a result of a “change of control,” as defined in the agreements, the employees are entitled to receive post-employment insurance coverage and/or severance pay of up to 12 months salary, depending on the particular agreement. The agreements also contain non-competition, non-solicitation and assignment of inventions provisions which we believe are consistent with industry practice.

Item 12.             Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Beneficial Ownership Table

The following table sets forth information as of May 31, 2006 with respect to the beneficial ownership of shares of our common stock by each person known by us to be the beneficial owner of more than 5% of our common stock, by each director, by each of the Named Executive Officers and by all directors and executive officers as a group. Unless otherwise noted, each person named has sole voting and investment power with respect to the shares indicated. The percentages set forth below have been computed based on the number of outstanding shares of our common stock, which were 3,953,036 shares as of May 31, 2006. The business address of each of the following persons is 420 East South Temple, Suite 400, Salt Lake City, Utah 84111.

	Beneficial Ownership
	As of May 31, 2006
	Number of		Percentage
Name and Address of Beneficial Owner	Shares		of Class*

Patrick F. O’Neal	164,947	(1)	4%
President, Chief Executive Officer and Director

Anthony J. Sansone	41,300	(2)	1%
Senior Vice President, Chief Financial Officer and Corporate Secretary

C. Lloyd Mahaffey	38,000	(3)	1%
Chairman of the Board

Eric Olafson	34,342	(4)	**
Director

Kim A. Cooper	26,025	(5)	**
Director

Thomas C. Tyler	26,000	(6)	**
Senior Vice President of Sales and Marketing

Stephen W. Fulling	25,000	(7)	**
Senior Vice President and Chief Technology and Information Officer

Phillip J. Windley	23,900	(8)	**
Director

Richard E. Dyer	19,000	(9)	**
Director

Donald H. Livingstone	18,000	(10)	**
Director

Chris Wells	11,060	(11)	**
Vice President of Client Relations

All executive officers and directors as a group (11 persons)	427,574	(12)	16%

*                 Beneficial ownership as a percentage of the class for each person holding options, warrants or other rights exercisable within 60 days of May 31, 2006 has been calculated as though shares of our common stock subject to such options were outstanding, but such shares have not been deemed outstanding for the purpose of calculating the percentage of the class owned by any other person.

**          Represents less than 1% of the outstanding shares of our common stock.

(1)          Includes presently exercisable options to purchase 153,262 shares of our common stock.

(2)          Includes presently exercisable options to purchase 40,000 shares of our common stock.

(3)          Includes presently exercisable options to purchase 30,000 shares of our common stock.

(4)          Includes presently exercisable options to purchase 22,500 shares of our common stock and 7,956 shares of our common stock held by the Olafson Trust, of which Mr. Olafson is a trustee.

(5)          Includes presently exercisable options to purchase 24,375 shares of our common stock.

(6)          Includes presently exercisable options to purchase 25,000 shares of our common stock.

(7)          Includes presently exercisable options to purchase 25,000 shares of our common stock.

(8)          Includes presently exercisable options to purchase 22,500 shares of our common stock.

(9)          Includes presently exercisable options to purchase 15,000 shares of our common stock.

(10)    Includes presently exercisable options to purchase 15,000 shares of our common stock.

(11)    Includes presently exercisable options to purchase 8,437 shares of our common stock.

(12)    Includes presently exercisable options to purchase 381,074 shares of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information regarding our equity compensation plans as of March 31, 2006.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders (1)	589,264	$3.94	519,481
Equity compensation plans not approved by security holders (2)	110,000	$5.58	—
Total	699,264	$4.20	519,481

(1)          Consists of our stock option plan and employee stock purchase plan. See Note 8 to our consolidated financial statements in this Report for additional information regarding these plans.

(2)          Consists of warrants to purchase shares of our common stock. See Note 8 to our consolidated financial statements in this Report for additional information regarding these warrants.

The warrants disclosed in the preceding table were issued to placement agents in conjunction with the issuance of convertible debt and common stock, and in exchange for consulting services pursuant to individual compensation arrangements. These warrants give the holders the right to purchase shares of our common stock at a price equal to the fair market value of a share of our common stock at the time of issuance of the warrants. The terms of these warrants range from three to five years from the date of issuance of the warrants.

Item 13.             Certain Relationships and Related Transactions.

During fiscal 2005, we acquired the assets of Xtrasource. Under the provisions of the purchase agreement, we agreed to pay the former shareholders of Xtrasource a quarterly earnout consisting of 30% of earnings before interest, taxes, depreciation and amortization generated from the Xtrasource operations (“EBITDA”). In addition, we agreed to advance the former shareholders of Xtrasource up to $200,000 for the payment of their portion of closing costs for the transaction and for the settlement of liabilities not assumed by us in the acquisition. These advances are to be repaid by reductions in the earnout payments to the former shareholders. Thomas C. Tyler, the Company’s current Senior Vice President of Sales and Marketing is one of the former shareholders of Xtrasource.

In March of 1999, we entered into a consulting agreement with GT Investments, a company that is wholly owned by Gary B. Filler, who served as our Chairman until September 2004. Under the agreement, we paid GT Investments a monthly fee for services provided by Mr. Filler. The total expense incurred by the Company under its arrangement with GT Investments, was $33,000 for the fiscal year ended March 31, 2005 and $66,000 for the fiscal year ended March 31, 2004. The consulting agreement was cancelled in September 2004.

Item 14.             Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by Ernst & Young LLP, our independent public accountants (“E&Y”), for professional services rendered for the audit of our financial statements and the reviews of our financial statements included in our Quarterly Reports on Forms 10-Q were approximately $148,000 for the fiscal year ended March 31, 2006 and approximately $106,000, for the fiscal year ended March 31, 2005.

Audit-Related Fees

The aggregate fees billed by E&Y for assurance and related services performed by E&Y that were reasonably related to the performance of the audit of our financial statements and are not reported in the preceding paragraph were approximately $38,000 for the fiscal year ended March 31, 2006 and approximately $82,000 for the fiscal year ended March 31, 2005. Audit-related fees relate primarily to audits of employee benefit plans, review of our registration statement filed in fiscal 2005 and miscellaneous accounting and internal control related consultations including consultations on merger and acquisition activity.

Tax Fees

The aggregate fees billed by E&Y for tax compliance, tax advice and tax planning were approximately $30,000 for the fiscal year ended March 31, 2006 and approximately $25,000 for the fiscal year ended March 31, 2005. For fiscal 2006 and 2005, tax fees related primarily to the preparation of our income tax returns

All Other Fees

There were no fees billed by E&Y for other non-audit services during fiscal years 2006 and 2005.

Pre-Approval Policies and Procedures

The Audit Committee of our Board of Directors ensures that we engage our public accountants to provide only audit and non-audit services that are compatible with maintaining the independence of our public accountants. Our Audit Committee approves or pre-approves all services provided by our public accountants. Permitted services include audit and audit-related services, tax and other non-audit related services. Certain services are identified as restricted. Restricted services are those services that may not be provided by our external public accountants, whether identified in statute or determined in the opinion of our Audit Committee to be incompatible with the role of an independent auditor. All fees identified in the preceding four paragraphs were approved by our Audit Committee. During the fiscal year ended March 31, 2006, our Audit Committee reviewed all non-audit services provided by our external public accountants, and concluded that the provision of such non-audit services was compatible with maintaining the independence of the external public accountants.

PART IV

Item 15.               Exhibits and Financial Statement Schedules.

(a)                1.   Financial Statements

2.         Financial Statement Schedules

All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the required information has been provided in the consolidated financial statements or notes thereto.

3.         Listing of Exhibits

Exhibit Number	Description	Incorporated by Reference	Filed Herewith
3.1	Amended and Restated Articles of Incorporation	(1)
3.3	Amended Bylaws	(1)
10.1	Sento Corporation 1999 Omnibus Stock Incentive Plan	(2)
10.2	Sento Corporation 1996 Employee Stock Purchase Plan (Amended and Restated)	(2)
10.3	Lease Agreement, dated January 1, 2000, between the Company and K.E.B. Enterprises LP	(2)
10.4	Lease Agreement, dated May 24, 2000, between the Company and Abinadi, Inc.	(2)
10.5	Business Lease with Wyoming Financial Properties Inc.	(3)
10.8	Equipment Lease with NTFC Capital Corporation	(4)
10.9	Lease agreement between the Company and Pracvest LLC	(5)
10.10	Loan and security agreement between the Company and Silicon Valley Bank dated April 15, 2003	(6)
10.12	Form of Warrant to purchase shares of Common Stock	(6)
10.13	Equipment lease with General Electric Capital Corporation dated April 30, 2002	(6)
10.14	First Amendment to Sento Corporation 1999 Omnibus Stock Incentive Plan	(6)

Exhibit Number	Description	Incorporated by Reference	Filed Herewith
10.15	Canyon Park Technology Center Office Building Lease Agreement	(7)
10.16	Sublease agreement between Sento Corporation and Symantec Corporation	(7)
10.17	Securities Purchase Agreement dated March 30, 2004	(8)
10.18	Registration Rights Agreement dated March 30, 2004	(8)
10.19	Form of Common Stock Purchase Warrant	(8)
10.20	Amendment to Loan Documents with Silicon Valley Bank	(8)
10.21	Amended and Restated Schedule to Loan and Security Agreement with Silicon Valley Bank	(8)
10.22	Warrant to purchase Common Stock issued to Shareholder Relations	(8)
10.23	Form of Warrant to purchase Common Stock issuable to Remsen Funding Corporation	(8)
10.24	Employment Agreement between Sento Corporation and Patrick O’Neal	(9)
10.25	Employment Agreement between Sento Corporation and Thomas Tyler	(10)
10.26	Employment Agreement between Sento Corporation and Anthony Sansone	(11)
10.27	Lease Agreement with Bay Pacific, Co.	(12)
10.28	Amendment to Canyon Park Technology Center Office Building Lease Agreement	(12)
10.29	Amendment to Lease Agreement with K.E.B. Enterprises L.P.	(12)
10.30	Amendment to Loan Documents with Silicon Valley Bank	(12)
10.31	Amended and Restated Schedule to Loan and Security Agreement with Silicon Valley Bank	(12)
10.32	Office Lease With Centurion SW LLC	(13)
10.33	Lease Amendment Number Three with AP Southeast Portfolio Partners L.P.	(13)
10.34	Amendment to Loan Documents and Third Amended and Restated Schedule to Loan and Security Agreement with Silicon Valley Bank	(14)
10.35	Amendment one to lease agreement with Centurion Southwest, LLC	(14)
10.36	Amendment two to lease agreement with Centurion Southwest, LLC	(14)
10.37	First amendment to lease agreement with Bay Pacific Corporation	(14)
10.38	Second amendment to lease agreement with Bay Pacific Corporation	(14)
10.39	Amendment four to lease agreement with AP Southeast Portfolio Partners, L.P.	(14)
10.40	Master lease and schedule 1 with Tetra Financial Group LLC	(14)
10.41	Master lease agreement and schedules with Dell Financial Services	(14)
10.42	Amendment to Loan Documents and Fourth Amended and Restated Schedule to Loan and Security Agreement with Silicon Valley Bank		(15)
10.43	Amendment to Loan Documents and Fifth Amended and Restated Schedule to Loan and Security Agreement with Silicon Valley Bank		(15)
21	Subsidiaries of the Registrant		(15)
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm		(15)
31.1	Certification of the Company’s Principal Executive Officer		(15)
31.2	Certification of the Company’s Principal Financial Officer		(15)
32.1	Certification of the Company’s Principal Executive Officer		(15)
32.2	Certification of the Company’s Principal Financial Officer		(15)

(1)	Incorporated by reference to Form 8-K, filed with the Commission on June 8, 2005.

(2)	Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended March 31, 2000, filed with the Commission on June 16, 2000.

(3)	Incorporated by reference to Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 2000, filed with the Commission on February 12, 2001.

(4)	Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended March 31, 2002, filed with the Commission on June 28, 2002.

(5)	Incorporated by reference to Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 1998, filed with the Commission on February 5, 1999.

(6)	Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended March 31, 2003, filed with the Commission on June 30, 2003.

(7)	Incorporated by reference to Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2003, filed with the Commission on November 13, 2003.

(8)	Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004, filed with the Commission on May 20, 2004.

(9)	Incorporated by reference to Form 8-K filed with the Commission on November 24, 2004.

(10)	Incorporated by reference to Form 8-K filed with the Commission on November 30, 2004.

(11)	Incorporated by reference to Form 8-K filed with the Commission on June 10, 2005.

(12)	Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended March 31, 2005, filed with the Commission on June 29, 2005.

(13)	Incorporated by reference to Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2005, filed with the Commission on November 14, 2005.

(14)	Incorporated by reference to Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 2005, filed with the Commission on February 14, 2006.

(15)	Filed herewith and attached to this Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on June 28, 2006.

SENTO CORPORATION

By:	/s/ PATRICK F. O’NEAL
Patrick F. O’Neal
President and Chief Executive Officer

By:	/s/ ANTHONY J. SANSONE
Anthony J. Sansone
Senior Vice President, Chief Financial Officer
and Corporate Secretary

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 28, 2006.

Signature	Title	Date

/s/ C. Lloyd Mahaffey	Director, Chairman of the Board	June 28, 2006
C. Lloyd Mahaffey

/s/ Patrick F. O’Neal	President, Chief Executive Officer and	June 28, 2006
Patrick F. O’Neal	Director (Principal Executive Officer)

/s/ Kim A. Cooper	Director	June 28, 2006
Kim A. Cooper

/s/ Eric Olafson	Director	June 28, 2006
Eric Olafson

/s/ Donald H. Livingstone	Director	June 28, 2006
Donald H. Livingstone

/s/ Richard E. Dyer	Director	June 28, 2006
Richard E. Dyer

/s/ Phillip J. Windley	Director	June 28, 2006
Phillip J. Windley

/s/ Anthony J. Sansone	Senior Vice President, Chief Financial	June 28, 2006
Anthony J. Sansone	Officer and Corporate Secretary
(Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Sento Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Sento Corporation and Subsidiaries as of March 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for each of the three years in the period ended March 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sento Corporation and Subsidiaries at March 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31,2006 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for stock-based compensation.

/s/ Ernst & Young LLP

Salt Lake City, Utah
June 23, 2006

Sento Corporation and Subsidiaries

Consolidated Balance Sheets

	March 31	March 31
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$4,498,707	$5,698,195
Accounts receivable, less allowance for doubtful accounts of $120,000 and $749,000 at March 31, 2006 and 2005, respectively	7,688,374	4,326,315
Training reimbursement receivable	736,000	—
Prepaid and other current assets	1,068,987	643,059

Total current assets	13,992,068	10,667,569

Property and equipment, net	7,068,197	4,031,632
Intangible assets, net	1,904,274	1,229,607
Other assets	350,375	296,775

Total assets	$23,314,914	$16,225,583

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,686,890	$2,110,013
Accrued salaries and payroll taxes	3,559,149	1,559,676
Current portion of accrued restructuring expense	86,832	118,793
Current portion of long-term debt and capital leases	2,155,339	745,699
Current portion of accrued contingent consideration from business acquisition	470,528	—
Current portion of deferred lease incentive	62,834	—
Current portion of deferred tax liability	82,572	—
Other current liabilities	349,447	635,834

Total current liabilities	10,453,591	5,170,015

Long-term debt and capital leases, net of current portion	1,924,902	959,259

Accrued contingent consideration from business acquisition, net of current portion	1,244,275	907,898
Accrued restructuring expense, net of current portion	115,771	—
Deferred lease incentive, net of current portion	323,013	—
Deferred tax liability, net of current portion	206,432	—
Total liabilities	14,267,984	7,037,172

Commitments and contingencies

Stockholders' equity:
Common stock, $0.25 par value, 50,000,000 shares authorized; 3,868,207 and 3,860,304 shares issued and outstanding at March 31, 2006 and 2005, respectively	967,052	965,077
Additional paid-in capital	20,583,158	20,662,508
Treasury stock	—	(203,681)
Accumulated deficit	(12,432,253)	(12,278,163)
Accumulated other comprehensive income (loss):
Cumulative foreign currency translation adjustment	(71,027)	42,670

Total stockholders' equity	9,046,930	9,188,411

Total liabilities and stockholders' equity	$23,314,914	$16,225,583

See accompanying notes.

Sento Corporation and Subsidiaries

Consolidated Statements of Operations

	Year Ended
	March 31	March 31	March 31
	2006	2005	2004

Revenue, net	$51,129,319	$31,785,561	$21,396,118
Cost of sales (excluding share-based compensation of $0, $2,099 and $233,635 for 2006, 2005 and 2004, respectively)	42,752,540	27,252,379	18,071,787
Less: training reimbursements	(752,552)	—	—

Net cost of sales	41,999,988	27,252,379	18,071,787

Gross profit	9,129,331	4,533,182	3,324,331

Selling, general, and administrative expenses (excluding stock based (benefit) compensation of $(68,652), $(348,436) and $1,328,473 for 2006, 2005 and 2004, respectively)	8,470,039	5,090,976	2,665,723
Product development	164,915	292,303	—
Specific provision for doubtful account	(181,593)	475,000	—
Amortization of intangible assets	364,037	136,594	—
Restructuring charge	477,575	220,000	—
Non-cash charge for valuation of warrants	—	239,558	—
Stock based (benefit) compensation	(68,652)	(346,337)	1,562,108

Loss from operations	(96,990)	(1,574,912)	(903,500)

Interest income	99,108	96,986	23,452
Interest expense	(164,357)	(129,747)	(236,244)
Non-cash interest expense related to warrants issued with convertible debentures	(13,988)	(13,568)	(228,162)
Other expense, net	(13,022)	(33,771)	(120,776)

Net loss before income tax benefit (expense)	(189,249)	(1,655,012)	(1,465,230)
Income tax benefit (expense)	35,159	(143,273)	—

Net loss	(154,090)	(1,798,285)	(1,465,230)
Deemed dividend as a result of warrant modification	—	(37,875)	—

Net loss attributable to common stockholders	$(154,090)	$(1,836,160)	$(1,465,230)

Net loss per share - basic and diluted	$(0.04)	$(0.49)	$(0.63)

Weighted average shares outstanding	3,819,143	3,754,627	2,317,516

See accompanying notes.

Sento Corporation and Subsidiaries

Consolidated Statement of Stockholders' Equity and Comprehensive Loss

						Accumulated
			Additional			Other	Total	Total
	Common Stock		Paid-in	Treasury	Accumulated	Comprehensive	Stockholders'	Comprehensive
	Shares	Amount	Capital	Stock	Deficit	Income (Loss)	Equity	Income (Loss)

Balances at March 31, 2003	2,099,810	$524,953	$11,919,653	$—	$(9,014,648)	$—	$3,429,958

Issuance of common stock and warrants	634,962	158,740	5,884,094	—	—	—	6,042,834
Exercise of warrants	69,083	17,271	(11,646)	—	—	—	5,625
Exercise of stock options	54,432	13,608	73,963	—	—	—	87,571
Employee stock purchases	18,231	4,558	21,877	—	—	—	26,435
Issuance of common stock upon conversion of debentures	576,380	144,095	776,961	—	—	—	921,056
Issuance of warrants in conjunction with debt	—	—	262,992	—	—	—	262,992
Stock-based compensation on revaluation of stock options	—	—	1,562,108	—	—	—	1,562,108
Revaluation of non-employee warrants issued for services	—	—	22,917	—	—	—	22,917
Comprehensive loss:
Net loss for the year ended March 31, 2004	—	—	—	—	(1,465,230)	—	(1,465,230)	$(1,465,230)

Net comprehensive loss for the year ended March 31, 2004	—	—	—	—	—	—	—	$(1,465,230)

Balances at March 31, 2004	3,452,898	863,225	20,512,919	—	(10,479,878)	—	10,896,266

Adjustment to accrued offering costs from March 2004 offering of common stock warrants	—	—	(53,973)	—	—	—	(53,973)
Exercise of warrants	217,853	54,463	33,662	—	—	—	88,125
Exercise of stock options	168,752	42,189	229,156	—	—	—	271,345
Employee stock purchases	22,565	5,641	70,471	—	—	—	76,112
Stock-based compensation on revaluation of stock options	—	—	(346,337)	—	—	—	(346,337)
Non-employee warrants issued for services	—	—	239,558	—	—	—	239,558
Common stock cancelled to satisfy receivable	(1,764)	(441)	(22,948)	—	—	—	(23,389)
Purchase of treasury stock	—	—	—	(203,681)	—	—	(203,681)
Comprehensive loss:
Cumulative foreign currency translation adjustment	—	—	—	—	—	42,670	42,670	$42,670
Net loss for the year ended March 31, 2005	—	—	—	—	(1,798,285)	—	(1,798,285)	(1,798,285)

Net comprehensive loss for the year ended March 31, 2005	—	—	—	—	—	—	—	$(1,755,615)

Balances at March 31, 2005	3,860,304	965,077	20,662,508	(203,681)	(12,278,163)	42,670	9,188,411

Exercise of warrants	6,250	1,562	12,500	—	—	—	14,062
Exercise of stock options	42,133	10,533	99,430	—	—	—	109,963
Employee stock purchases	36,257	9,064	59,982	—	—	—	69,046
Purchase of treasury stock	—	—	—	(55,939)	—	—	(55,939)
Retirement of treasury stock	(76,737)	(19,184)	(240,436)	259,620	—	—	—
Stock-based compensation on revaluation of stock options	—	—	(68,652)	—	—	—	(68,652)
Stock-based 123R expenses	—	—	57,826	—	—	—	57,826
Comprehensive loss:
Cumulative foreign currency translation adjustment	—	—	—	—	—	(113,697)	(113,697)	$(113,697)
Net loss for the year ended March 31, 2006	—	—	—	—	(154,090)	—	(154,090)	(154,090)

Net comprehensive loss for the year ended March 31, 2006	—	—	—	—	—	—		$(267,787)

Balances at March 31, 2006	3,868,207	$967,052	$20,583,158	$—	$(12,432,253)	$(71,027)	$9,046,930

See accompanying notes.

Sento Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended
	March 31	March 31	March 31
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(154,090)	$(1,798,285)	$(1,465,230)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,725,518	1,644,242	1,478,989
Amortization of intangible assets	364,037	136,594	—
Amortization of deferred lease incentives	(40,781)	—	—
Amortization of debt offering costs	—	41,610	83,598

Non-cash interest expense related to warrants issued with convertible debentures	13,988	13,568	228,162
Stock-based 123R expense	57,826	—	—
Stock-based (benefit) compensation on revaluation of stock options	(68,652)	(346,337)	1,562,108
Valuation of non-employee warrants issued for services	—	239,558	22,917
Provisions for losses on accounts receivable	(128,832)	618,826	280,469
Restructuring charge	477,575	220,000	—
Provision for deferred taxes	(27,524)	—	—
Net loss on disposal of assets	—	784	2,668
Changes in operating assets and liabilities:
Accounts receivable	(3,233,227)	1,499,492	(2,063,717)
Other assets	(1,215,528)	(39,671)	(214,882)
Accounts payable	1,576,877	(255,374)	(394,359)
Accrued liabilities and other	1,401,382	(423,099)	497,269

Net cash provided by operating activities	748,569	1,551,908	17,992

Cash flows from investing activities:
Purchase of capital assets	(4,332,787)	(1,230,222)	(1,309,442)
Proceeds from sale of assets	—	3,527	1,362
Acquisition of business, including purchase of acquired business' secured debt	—	(887,177)	—

Net cash used in investing activities	(4,332,787)	(2,113,872)	(1,308,080)

Cash flows from financing activities:
Proceeds from issuance of long-term debt and line of credit	3,669,988	1,175,352	381,563
Principal payments on long-term debt, capital leases, and line of credit	(1,308,693)	(1,076,238)	(1,371,560)
Proceeds received from debenture offering	—	—	240,000
Principal payments on debentures	—	—	(765,270)
Proceeds from issuance of common stock (including $627,364 of accrued offering costs)	—	—	6,670,198
Payment of accrued offering costs	—	(681,337)	—
Proceeds from exercise of stock options, warrants and employee stock purchases	193,071	435,582	119,631
Purchase of treasury stock	(55,939)	(203,681)	—

Net cash provided by (used in) financing activities	2,498,427	(350,322)	5,274,562

Effect of foreign currency translation	(113,697)	42,670	—

Net increase (decrease) in cash and cash equivalents	(1,199,488)	(869,616)	3,984,474
Cash and cash equivalents at beginning of year	5,698,195	6,567,811	2,583,337

Cash and cash equivalents at end of year	$4,498,707	$5,698,195	$6,567,811

See accompanying notes.

Sento Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended
	March 31	March 31	March 31
	2006	2005	2004
Supplemental disclosures of cash flow information
Cash paid for interest	$163,357	$127,832	$264,420
Cash paid for taxes	28,240	46,477	—
Noncash investing and financing activities:
Assets acquired under capital leases and notes payable	—	157,136	263,216
Conversion of debentures for common stock	—	—	982,080
Common stock cancelled to satisfy receivable	—	23,389	—
Cancellation of treasury shares	259,620	—	—

Assets acquired and liabilities assumed through business acquisition:
Assets acquired:
Receivables	$—	$1,835,911	$—
Property and equipment	—	201,810	—
Other assets, including $1,366,201 of intangible assets	—	1,690,560	—
Purchase price adjustment to intangible assets	722,000	—	—
		—
Total assets acquired	722,000	3,728,281	—
Less liabilities assumed:
Accounts payable	—	1,030,978	—
Accrued contingent consideration	722,000	907,898	—
Long-term debt and capital leases	—	51,680	—
Other liabilities, including $75,000 of accrued purchase liabilities	—	850,548	—

Net cash paid	$—	$887,177	$—

See accompanying notes.

Notes to Consolidated Financial Statements
March 31, 2006

1.   Description of Business

Sento Corporation (“Sento”) is a global provider of call and contact solution center services for customer acquisition, customer service, service intervention and technical support for a diversified portfolio of organizations. These services include self-help, live chat, Web collaboration, email, and telephone. Sento deploys a distributed workforce strategy and customer-centric applications to provide customer care and support. Sento conducts its principal business through its wholly-owned subsidiaries Sento Technical Services Corporation and Xtrasource Acquisition, Inc.

2.   Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying financial statements include the consolidated financial statements of Sento and its wholly-owned subsidiaries (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

 The Company considers all short-term highly liquid investments with an original maturity of three months or less to be cash equivalents. Certain cash and cash equivalents are deposited with financial institutions, and at times such amounts exceeded insured depository limits. The Company periodically inspects the soundness of the financial institutions with which it does business to manage its risk related to such uninsured deposits.

Allowance for Doubtful Accounts

The Company has established an allowance for doubtful accounts to reserve for potentially uncollectible accounts receivable. Receivables are reviewed on an account-by-account basis to determine the probability of collection. Management judgment is exercised in determining the probability of collection. Factors considered in making this judgment are the age of the receivable, the financial resources of clients, previous client history and recent client communications. A provision for bad debts is accrued during the ordinary course of business when events or circumstances indicate that a receivable may not be collectible. Credit losses have generally been within management’s expectations; however, there can be no assurance that future credit losses will be within amounts estimated by management. These provisions are included in selling, general and administrative expenses for fiscal 2006, 2005 and 2004.

During fiscal 2005, the Company reserved $475,000 for a financially distressed client. During the current year the Company received a payment of $181,593 and entered into a Note Receivable, which replaced the trade receivable from this client, for $400,000 which is fully reserved and due on June 30, 2006. If this note is repaid, the full amount will be recognized as an additional offset against the specific provision for doubtful account on our statement of operations.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major improvements are capitalized. Depreciation of fixed assets is computed on the straight-line method over the estimated useful lives of individual classes of assets. Leasehold improvements are depreciated over the shorter of the remaining lease term or the useful life of the improvements. The estimated useful lives of equipment and furniture are three to ten years. Major replacements, which extend the useful lives of equipment, are capitalized and depreciated over the remaining useful lives. Normal maintenance and repair items are expensed as incurred.

Costs associated with the development of software to be sold, leased or otherwise marketed as a separate product or as part of a product or process are either expensed or capitalized in accordance with the provisions of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Costs associated with software developed for internal use are either expensed or capitalized pursuant to the provisions of Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Amounts capitalized are amortized over the estimated useful life of the software, generally three years, subject to the periodic review of these capitalized costs for impairment as required by SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”

Financial Instruments

The carrying value of accounts receivable, accounts payable, accrued expenses, and debt approximate their estimated fair value as of March 31, 2006 and 2005.

Intangible Assets

Intangible assets consist of customer contracts and a customer base acquired through the acquisition of Xtrasource, Inc. (“Xtrasource”). The Company engaged an independent valuation expert to determine the value of these assets which are being amortized on a straight line basis over their expected useful life of five years. Management reviews these assets for impairment on an annual basis. Because of better than expected performance of the acquired Xtrasource operations during the first year since the acquisition, the Company increased its estimate of the earnout in the quarter ended December 31, 2005 by $722,000 and recorded this increase as an adjustment to intangible assets acquired under the purchase acquisition. As of March 31, 2006 and 2005 the carrying value of this intangible asset was $1,904,274 and $1,229,607, respectively. As of March 31, 2006 and 2005 the accrued contingent consideration related to this Intangible asset was $1,714,803 and $907,898, respectively. The Company incurred amortization expense related to these assets of $364,037, $136,594 and $0 for the fiscal years ended March 31, 2006, 2005 and 2004.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and deferred tax liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and deferred tax liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and deferred tax liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Our European operations are not included in our U.S. consolidated federal tax return and we file separate returns with the appropriate taxing authority for each country of our non-U.S. operations. Deferred income tax assets are reviewed periodically based on changing events for recoverability, and valuation allowances are provided as necessary.

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

Stock-Based Compensation

On October 1, 2005, the Company early adopted Statement of Financial Accounting Standards No. 123R (revised 2004), “Share-Based Payments” (“SFAS 123R”), requiring measurement and recognition of expense for all share-based payment awards to employees and directors based on estimated fair values. SFAS No. 123R supersedes Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” and Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Prior to October 1, 2005, the Company accounted for stock option plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), which did not require compensation cost be recognized for the Company’s stock options provided the option exercise price was established at 100% of the common stock fair market value on the date of the grant.  Effective October 1, 2005, the Company eliminated variable accounting treatment for stock options with its adoption of the fair value provisions of SFAS 123R, using the modified prospective transition method. Under this transition method, compensation cost recognized subsequent to October 1, 2005 includes compensation cost related to non-vested stock awards as of October 1, 2005, by recognizing the unamortized grant date fair value of those awards over their remaining service period with no change in historical earnings. Awards granted after October 1, 2005 are valued at fair value in accordance with the provisions of SFAS No. 123R and recognized on a straight line basis over the service periods of each award.  Additionally, SFAS No. 123R requires companies to record compensation expense for the unvested portion of previously granted awards as they continue to vest, as calculated previously and recorded in accordance with the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”  During the first six months of the current fiscal year, the Company recognized stock-based compensation benefit of $68,652 pursuant to the provisions of APB 25. During the final six months of the current fiscal year, the Company recognized stock-based compensation expense of $57,826 which was included with selling, general and administrative expenses on the Consolidated Statement of Operations in accordance with the provisions of SFAS 123R.  Results for prior periods have not been restated.

The Company continues to estimate the fair values of stock option awards granted after October 1, 2005 using a Black-Scholes option pricing model and the following assumptions: expected stock price volatility of 75% to 90%, risk-free interest rates ranging from 3.7% to 4.0%, weighted average expected option lives of 5 years, and no dividend yield. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility.

If the fair value provision of SFASR No. 123R would have been applied to all stock-based compensation for periods prior to October 1, 2005, net income and earnings per share would have been changed to the pro forma amounts shown in the following table for the years indicated as follows:

		2006	2005	2004
Net loss attributable to common stockholders	As reported	$(154,090)	$(1,836,160)	$(1,465,230)
Add actual compensation (benefit) expense included in reported net loss	Pro forma	(68,652)	(346,337)	1,562,108
Deduct expense determined under fair value provision of SFAS No. 123	Pro forma	(1,111,276)	(463,024)	(428,496)
Pro forma net loss attributable to common stockholders had the Company not adopted SFAS 123R	Pro forma	$(1,334,018)	$(2,645,521)	$(331,618)

Basic and diluted income (loss) per share	As reported	$(0.04)	$(0.49)	$(0.63)
	Pro forma	$(0.35)	$(0.70)	$(0.14)

The full impact of calculating compensation cost for stock options under SFAS 123R may not be representative of the effects on reported net income (loss) for future years.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs amounted to $365,856, $163,109 and $82,497 in fiscal 2006, 2005 and 2004, respectively.

Deferred Lease Incentives

During the current fiscal year the Company received construction allowances from landlords. The construction allowances are deferred and amortized as a reduction of rent expense on a straight-line basis over the term of the lease, starting at the time we take physical possession of the property. Related to these construction allowances, a deferred lease incentive of $385,847 and $0 was recorded as of March 31, 2006 and 2005, respectively.

Foreign Currency Translation

Assets and liabilities of the Company’s foreign subsidiary are translated to U.S. dollars at the exchange rates effective on March 31, 2006 and 2005. Revenues, costs of sales, expenses and other income are translated at average rates of exchange prevailing during the fiscal year. Translation adjustments resulting from this process are recorded as accumulated other comprehensive income within stockholders’ equity.

Net Loss Per Common Share

Basic loss per share is computed in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” Basic net loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur from common shares issueable through stock options, warrants, and other convertible securities, calculated using the treasury stock method (as modified by SFAS No. 123R), and the assumed conversion of convertible securities, using the if-converted method, when such stock-based awards and convertible securities are dilutive. The computation of diluted net loss per share does not assume exercise or conversion of securities that would have an antidilutive effect on net loss per common share. During the years ended March 31, 2006, 2005 and 2004, stock options and warrants for the purchase of 180,284, 259,601 and 646,101 shares of common stock, respectively, were excluded from the computation of diluted net loss per share as the impact would have been antidilutive.

Comprehensive Loss

Comprehensive loss is comprised of net loss and foreign currency translation adjustments which are excluded from net loss on the Consolidated Statement of Operations. Comprehensive loss is shown in the Consolidated Statement of Stockholder’s Equity. There were no items of other comprehensive loss during fiscal 2004.

Concentration of Credit Risk

In the normal course of business, the Company provides unsecured credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses. Four clients accounted for approximately 63% of the Company’s revenues with 24%, 15%, 14% and 10% of revenues for fiscal 2006. Two clients accounted for approximately 46% of the Company’s revenues with 28% and 18% of revenues for fiscal 2005. Two clients accounted for approximately 47% of the Company’s revenues with 29% and 18% of revenues for fiscal 2004.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with US GAAP requires management of the Company to make a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles. Actual results could differ materially from those estimates.

Product Development

Product development costs consist primarily of personnel-related costs and are expensed as incurred. Such costs total $164,915, $292,303, and $0, for fiscal years 2006, 2005 and 2004, respectively.

Commitments and Contingencies

In accounting for legal matters and other contingencies, the Company follows the guidance of SFAS No. 5, “Accounting for Contingencies,” under which loss contingencies are accounted for based upon the likelihood of an impairment of an asset or the incurrence of a liability. If a loss contingency is “probable” and the amount of loss can be reasonably estimated, accrual of such contingency is recorded and the related disclosure is made. If a loss contingency is “reasonably possible,” disclosure is made, including the potential range of loss, if determinable. Loss contingencies that are “remote” are neither accounted for nor disclosed. Gain contingencies are given no accounting recognition, but are disclosed if material.

Recent Issued Accounting Standards

The Company has reviewed all recently issued accounting standards to determine their potential effect, if any, on the results of operations or financial position of the Company. Based on that review, the Company does not currently believe that any of these other recent accounting pronouncements will have a significant effect on its current or future financial position, results of operations, cash flows, or disclosures, except as disclosed above under the heading “Stock-Based Compensation.”

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinions No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2007. The Company does not expect the adoption of SFAS 154 will have a material impact on its consolidated results of operations and financial condition.

3.   Property and Equipment

Property and equipment consisted of the following:

	March 31, 2006	March 31, 2005
Leasehold improvements	$1,048,487	$1,027,363
Furniture, fixtures, equipment and software	13,933,181	10,382,930

	14,981,668	11,410,293
Less accumulated depreciation	(7,913,471)	(7,378,661)

	$7,068,197	$4,031,632

Depreciation for the 2006, 2005 and 2004 fiscal years was $1,725,518, $1,644,242 and $1,478,989, respectively. Depreciation expense includes amortization of assets acquired under capital leases.

4.   Notes Payable and Capital Leases

Effective March 20, 2006, the Company renewed its line of credit with a bank that allows the Company to borrow the lesser of $3,000,000 or 80% of eligible accounts receivable. The line of credit accrues interest at 1% over the bank’s prime rate (7.75% and 5.75%) as of March 31, 2006 and 2005, respectively, and matures on June 30, 2007. At. March 31, 2006 and 2005 there was $1,000,000 and $0, respectively, drawn on this line of credit.

Effective March 20, 2006, the Company amended the loan and security agreement which was entered into on April 15, 2003 for working capital and equipment financing. The loan allows for minimum $100,000 draws with a maximum of $1,500,000 through June 30, 2006. The Company is required to make interest-only payments equal to 1.5% over the bank’s prime rate during the draw-down period. At the end of the draw-down period, the Company will be required to pay monthly installments of principal and interest over 36 months. Substantially all of the assets of the Company serve as collateral for the Company’s existing bank debt and the above loan and the line of credit.

The foregoing loan agreement calls for the Company to maintain certain liquidity and net worth or debt service and quick ratio covenants. The Company was in compliance with all debt covenants at March 31, 2006.

Long-term debt, including capital lease obligations, consists of the following:

	March 31, 2006	March 31, 2005
7.4% note payable in monthly installments totaling $23,225 through May 2007, including interest, secured by furniture and equipment	$310,587	$556,534
8.46% note payable in monthly installments totaling $22,802 through March 2008, including interest, secured by furniture and equipment	468,050	702,076
3.5% note payable in quarterly installments totaling $13,773, including interest, secured by equipment	—	105,963
9.29% note payable in monthly installments totaling $31,916 through March 2009, including interest, secured by furniture and equipment, including an unused commitment for $918,342 of additional funding.	1,000,000	—
9.25% note payable in monthly installments totaling $18,632 through June 2009, including interest, secured by certain equipment	581,658	—
8.75% line of credit due on June 30, 2007, including interest, secured by furniture and equipment	1,000,000	—

Gross installment notes payable	3,360,295	1,364,573
Less: discount on installment notes payable	—	(14,006)

Net installment notes payable	3,360,295	1,350,567
Present value of net minimum capital lease payments	719,946	354,391

Total debt and capital leases	4,080,241	1,704,958
Less: current portion	(2,155,339)	(745,699)

Long-term debt and capital leases, net of current portion	$1,924,902	$959,259

The weighted-average interest rate on the face amount of outstanding long-term debt, disregarding amortization of debt issue costs, was approximately 8.8% and 7.7% at March 31, 2006 and 2005, respectively.

Capital leases are for equipment. The majority of these leases have bargain purchase provisions. Future minimum capital lease payments, excluding taxes, insurance and other costs, and aggregate maturities of installment notes payable as of March 31, 2006 were as follows:

	Capital Leases	Notes Payable
Fiscal Year
2007	$296,099	$1,947,100
2008	170,853	802,724
2009	156,817	573,645
2010	110,494	36,826
2011	74,813	—
Total payments	809,076	$3,360,295

Less amounts representing interest	(89,130)

Present value of net minimum capital lease payments	$719,946

5.   Convertible Debentures

 During 2004, all of the outstanding convertible debentures from the February 2000 debenture issuance, as refinanced in April 2003, were converted into common stock and certain debenture holders exercised warrants utilizing cashless exercise provisions by tendering 37,500 warrants for a net 21,428 shares of common stock. During fiscal 2005, 204,250 warrants were tendered for a net 167,853 shares of common stock under the cashless exercise provisions of the warrants.

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

The Company also issued warrants for the purchase of 50,000 shares of common stock to a placement agent for services rendered in conjunction with the refinancing. All 50,000 of these warrants were exercised for cash during fiscal 2005. Warrants for 37,500 shares of common stock were exercised at $1.60 per share, and warrants for 12,500 shares common stock were exercised at $2.25 per share. The relative fair value of the warrants of $36,000 (as determined using the Black Scholes valuation model with the following assumptions: contractual life—3 years; volatility—66%; risk free interest rate—3.34%) was recorded as a deferred financing cost (included in other assets) and additional paid-in capital and was amortized to interest expense in fiscal 2004.

6.   Income Taxes

As of March 31, 2006 and 2005, the Company had federal and state net operating loss carryforwards of approximately $10,145,000 and $10,537,000, respectively. The net operating loss carryforwards will expire at various dates beginning in 2021 through 2026, if not utilized.

Income tax (benefit) expense from continuing operations consists of the following:

	Current Current	Deferred Deferred	Total
Year ended March 31, 2006:
Federal	$—	$—	$—
State	12,296	—	12,296
Foreign	(29,845)	(17,610)	(47,455)

Totals	$(17,549)	$(17,610)	$(35,159)

Year ended March 31, 2005:
Federal	$—	$—	$—
State	3,292	—	3,292
Foreign	139,981	—	139,981

Totals	$143,273	$—	$143,273

Actual income tax expense differs from the “expected” tax expense (computed by applying the U.S. federal corporate income tax rate of 34% to income before income taxes) as follows:

	Year Ended
	March 31 2006	March 31 2005
Tax (benefit) at U.S. statutory rates	$(64,345)	$(562,704)
Increase (decrease) in income taxes resulting from:
State tax (benefit), net of federal tax effect	(6,245)	(51,323)
Change in valuation allowance	64,000	733,000
Difference in foreign tax rate Difference in foreign tax rate	19,822	—
Nondeductible meals and entertainment and other	23,125	90,355
Change in estimates and return to accrual differences	(71,516)	(66,055)

Provision (benefit) for income taxes	$(35,159)	$143,273

Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes are as follows:

	March 31	March 31
	2006	2005
Deferred tax assets:
Net operating loss carryforward	$3,784,000	$3,930,000
Deferred and accrued compensation	145,000	100,000
Intangible assets	251,000	166,000
Allowances and reserves	179,000	249,000
Accrued liabilities	230,000	122,000
Stock options	26,000	6,000
Other, net	15,000	8,000
Total deferred tax assets	$4,630,000	$4,581,000

Deferred tax liabilities:
Property and equipment	(11,000)	(26,000)
Basis difference	(289,000)	—
Net deferred tax assets	4,330,000	4,555,000
Valuation Allowance	(4,619,000)	(4,555,000)

Total	$(289,000)	$—

Domestic and foreign components of income (loss) before income taxes are as follows:

	March 31, 2006	March 31, 2005
Domestic	$(72,329)	$(2,056,505)
Foreign	(116,920)	401,493

Total	$(189,249)	$(1,655,012)

Utilization of the Company’s net operating loss carryforwards is limited to the future taxable income of the Company. Under the “change of ownership” provisions of the Internal Revenue Code, utilization of the net operating loss carryforwards may be subject to an annual limitation.

The net valuation allowance increased by $64,000 and $733,000 during the years ended March 31, 2006 and 2005, respectively. Deferred income tax assets are reviewed periodically based on changing events for recoverability, and valuation allowances are provided as necessary.

7.              Commitments and Contingencies

Operating Leases

The Company has non-cancelable operating leases for equipment, software and office space. The Company incurred rent expense of $1,785,935, $1,356,778 and $845,748 for the years ended March 31, 2006, 2005 and 2004, respectively. The Company subleases space in one of its facilities under a non-cancelable operating lease.   Future minimum rent payments, and amounts due under subleases, under non-cancelable operating leases are as follows:

	Minimum Lease Payment	Amounts Due Under Subleases	Net Amount After Subleases
Fiscal Year
2007	$2,984,910	$(46,752)	$2,938,158
2008	2,748,468	(46,752)	2,701,716
2009	2,419,896	(15,584)	2,404,312
2010	1,972,511		1,972,511
2011	1,549,084		1,549,084
Thereafter	193,031		193,031

Future minimum rent payments exclude a $450,000 option forbearance payment which is due in the 2010 fiscal year if the Company does not extend a lease renewal option.

8.              Common Stock

Issuance of Common Stock

In March 2004, the Company completed a private placement for the sale of 634,962 shares of common stock at a price of $10.56 per share, resulting in net proceeds of $5,988,861. The terms of the private placement required the Company to file a registration statement covering such shares of common stock.

In conjunction with the private placement, the Company issued warrants for the purchase of 126,992 shares of common stock. The warrants became exercisable beginning in September 2004, have a term of three and one-half years, and an exercise price of $12.67. In certain circumstances, the Company may have the right to call the warrants. The Company also issued warrants to purchase 30,000 shares of common stock, with the same terms, to a placement agent for services rendered in conjunction with the private placement.

Stock Options

The Company has adopted a stock option plan (the “Plan”) pursuant to which the Company’s Board of Directors may grant stock options to officers and key employees. The Plan authorizes grants of options to purchase up to 1,525,000 shares of authorized but unissued common stock. Stock options are granted with an exercise price not less than the stock’s fair market value at the date of grant. All stock options granted to employees have ten-year terms; stock options granted to non-management members of the Board of Directors generally have a five-year term. The number of shares granted, vesting period, and price per share are determined by the Board of Directors. Stock options generally vest over one to four years. At March 31, 2006 and 2005, there were 519,481 and 248,259 additional shares available for future grant under the Plan, respectively.

Stock option activity under the Plan, relating to qualified and nonqualified options during the periods indicated is as follows:

	2006		2005		2004
		Weighted-		Weighted-		Weighted-
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Balance outstanding at beginning of year	402,619	$4.48	403,535	$2.15	439,845	$6.71
Granted	250,250	2.98	191,700	6.97	448,267	1.88
Exercised	(42,133)	2.61	(168,752)	1.61	(54,432)	1.61
Forfeited	(21,472)	5.64	(23,864)	5.37	(430,145)	6.79
Balance outstanding at end of year	589,264	3.94	402,619	4.48	403,535	2.15
Exercisable at end of year	549,955	$4.03	149,881	$3.00	132,760	$2.39

The following table summarizes information about stock options outstanding at March 31, 2006:

OPTIONS OUTSTANDING					OPTIONS EXERCISABLE
		Number of	Weighted	Weighted	Number	Weighted
Range of Exercise		Outstanding	Average	Average	Exercisable	Average
Prices		As of	Remaining	Exercise	As of	Exercise
Low	High	3/31/06	Contractual Life	Price	3/31/06	Price
$ 1.60	$1.60	152,229	6.51	$1.60	135,515	$1.60
1.65	2.88	51,985	3.73	2.32	50,890	2.33
3.10	3.10	157,000	9.30	3.10	157,000	3.10
3.14	4.99	58,900	8.33	3.90	39,900	4.27
5.00	5.93	51,250	3.87	5.14	48,750	5.10
6.31	6.31	25,000	8.50	6.31	25,000	6.31
7.95	7.95	25,000	8.25	7.95	25,000	7.95
8.07	8.07	6,150	8.30	8.07	6,150	8.07
8.23	8.23	55,500	8.08	8.23	55,500	8.23
18.00	18.00	6,250	3.00	18.00	6,250	18.00
		589,264	7.25	$3.94	549,955	$4.03

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

The impact of the new options issued under the Exchange Program on the Company’s consolidated financial statements will depend on quarterly fluctuations in the Company’s common stock price and the dates of exercises, forfeitures or cancellations of the new options by employees. Moreover, because the precise amount of compensation expense will depend on the market price of the Company’s common stock at the end of each quarterly period, the Company will not be able to forecast in advance the amount of compensation expense that it will incur in any future period. During the fiscal years ended March 31, 2006, 2005 and 2004, the Company recognized stock based (benefit) compensation of $(68,652), $(346,337) and $1,562,108, respectively, to reflect adjustments to the value of the options due to the changes in market price of the Company’s common stock above the exercise price of $1.60 per share.

Employee Stock Purchase Plan

The Company has adopted a stock purchase plan under which 250,000 shares of common stock are reserved for future issuance to employees of the Company. The purpose of the stock purchase plan is to provide a method whereby employees of the Company may acquire a proprietary interest in the Company through the purchase of shares of common stock. The stock purchase plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. The price at which stock is purchased under the stock purchase plan is equal to 85% of the fair market value of the common stock on the last day of the applicable purchase period. As of March 31, 2006, 2005 and 2004, the Company had sold 36,257, 22,565 and 18,231 shares, respectively to employees of the Company under this plan.

Retirement Plan

The Company has a qualified defined contribution retirement plan under Section 401(k) of the Internal Revenue Code. The plan covers all employees who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. In addition, employer contributions are made at the discretion of the Board of Directors. Participants are fully vested at all times in employee contributions. Employer contributions vest over a six-year period. No employer contributions were made during fiscal years 2006, 2005 and 2004.

Stock Warrants

The Company has periodically issued warrants in exchange for consulting services to non-employees. Warrants to non-employees for services have been accounted for pursuant to Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Accordingly, the warrants are periodically revalued based on the then fair market value of the underlying common stock during the performance period. The Company recognized non-employee stock based compensation expense of $0, $239,558 and $0 for the fiscal years ended March 31, 2006, 2005 and 2004, respectively.

In January 2004, the Company entered into a consulting agreement with terms that required the Company to issue the consultant warrants to purchase 5,000 shares of common stock each month. As of March 31, 2006 warrants to purchase 60,000 shares of common stock were outstanding under this agreement. The warrants vest 25% every three months from the date of issuance, have a term of three and one-half years, and have an exercise price of $3.00 per share. No further warrants will be issued under this agreement as the agreement has been terminated. The value of these warrants, as determined using the Black-Scholes valuation model, were recognized during the performance period as opposed to the vesting schedule since the period of performance has ended.

Outstanding warrants to purchase shares of the Company’s common stock, as of March 31, 2006, are as follows:

Warrants	Fiscal Year Issued	Number Of Warrants	Exercise Price	Expiration

Consultant for services	2005	60,000	3.00	July 2007-April 200	8
Private placement of common stock	2004	126,992	12.67	September 2007
Placement agent in conjunction with issuance of common stock	2004	30,000	12.67	September 2007
		216,992

Treasury Stock

On February 28, 2005, the Company’s Board of Directors approved a stock buy-back plan authorizing the repurchase of up to 10% of its then outstanding common stock over a one-year period. The purchase price, amount of shares per purchase, and the specific purchase dates are subject to approval by the Company’s Board of Directors and compliance with regulations of the Securities and Exchange Commission. During the fiscal years ended March 31, 2006 and 2005, the Company repurchased 16,938 and 59,799 shares of common stock at a total cost of $55,939 and $203,681, respectively. As of March 31, 2006 the Company had retired all shares of treasury stock.

9.   Related Party Transactions

In March of 1999, the Company entered into a consulting agreement with GT Investments, a company that is wholly owned by Gary B. Filler, who served as Sento’s Chairman until September 2004. Under the agreement, the Company paid GT Investments a monthly fee for services provided by Mr. Filler. The total expense incurred by the Company under its arrangement with GT Investments was $33,000 for the fiscal year ended March 31, 2005 and $66,000 for the fiscal year ended March 31, 2004. The consulting agreement was cancelled in September 2004.

During fiscal 2005, the Company acquired the assets of Xtrasource (see note 11). Under the provisions of the purchase agreement, the Company agreed to pay the former shareholders of Xtrasource a quarterly earnout consisting of 30% of earnings before interest, taxes, depreciation and amortization generated from the Xtrasource operations (“EBITDA”). In addition, the Company has agreed to advance the former shareholders of Xtrasource up to $200,000 (line of credit) for the payment of their portion of closing costs for the transaction and for the settlement of liabilities not assumed by the Company in the acquisition. These advances are to be repaid by reductions in the earnout payments to the former shareholders. Thomas C. Tyler, the Company’s current Senior Vice President of Sales and Marketing is one of the former shareholders of Xtrasource, Inc. As of March 31, 2006, the Company had not paid any cash payments related to the Xtrasource acquisition earnout as all amounts earned through March 31, 2006 had been offset against amounts prepaid by the Company. As of March 31, 2006 and 2005 the accrued contingent consideration related to this intangible asset was $1,714,803 and $907,898, respectively. This accrued amount included a reduction of $108,955 and $84,729 for advances through March 31, 2006 and 2005, respectively against the $200,000 line of credit.

10.  Facilities Consolidation

In January 2005, the Company approved a plan to consolidate its Utah contact solution center facilities into one “super center” by July 2005. As part of this plan, $477,575 and $220,000 of restructuring charges were charged to the Company’s statement of operations for fiscal 2006 and 2005, respectively. Approximately $123,000 and $100,000 for fiscal 2006 and 2005, respectively, of this expense relates to the impairment of leasehold improvements in a contact solution center that the Company stopped using in March 2005. The remaining expense relates to accrued facilities and relocation costs for the abandoned facilities.

The following is a reconciliation of accrued restructuring expense for the fiscal year ended March 31, 2006:

Accrued restructuring expense at March 31, 2005	$118,793
Accrual of future facilities lease obligations, moving and other costs as of facility closing	354,831
Accretion of discount on future rent	9,456
Costs paid during period	(280,477)
Accrued restructuring expense at March 31, 2006	202,603
Less current portion of accrued restructuring expense	(86,832)
Long-term accrued restructuring expense	$115,771

11.  Business Acquisition

Effective October 1, 2004, the Company, through its wholly-owned subsidiary, Xtrasource Acquisition, Inc. (“Acquisition”), acquired substantially all of the assets of Xtrasource, a non-affiliated, privately-held Delaware corporation with approximately $10 million in annual sales. Acquisition agreed to pay the former owners of Xtrasource a quarterly contingent earnout of 30% of earnings before interest, taxes, depreciation and amortization generated from the Xtrasource operations (“Earnout”) for the quarterly periods between the closing and September 30, 2009 (with a maximum aggregate cap of $6.5 million). Earnout payments are subject to various reduction and offset rights including, but not limited to, reductions for debt payments (to secured and unsecured creditors) and working capital deficiencies. Because of better than expected performance of the acquired Xtrasource operations during the first year since the acquisition, the Company increased its estimate of the Earnout in the quarter ended December 31, 2005 by $722,000 and recorded this adjustment as a true-up of the purchase price as permitted under purchase accounting rules. Acquisition has granted the former owners of Xtrasource a line of credit of no more than $200,000 to enable the former owners of Xtrasource to pay costs and expenses associated with closing its Brazilian subsidiary, which Acquisition did not acquire (nor assume its liabilities), and for ordinary course expenses related to the transaction. Amounts drawn on the line of credit will be deducted from Earnout payments. As of March 31, 2006 and 2005, the Company had advanced $108,955 and $84,729, respectively, including interest, under the line of credit which is included as a deduction to the accrued contingent consideration in the accompanying consolidated financial statements. The Company’s consolidated operating results contain the operating results of the acquired business beginning in the 2005 fiscal year.

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

The intangible assets acquired consist primarily of the Xtrasource customer contracts and customer base. These intangible assets are being amortized over the expected useful life of five years. As of March 31, 2006 and 2005 the carrying value of this intangible asset was $1,904,274 and $1,229,607, respectively. As of March 31, 2006 and 2005 the accrued contingent consideration related to this intangible asset was $1,714,803 and $907,898, respectively. The Company incurred amortization expense related to these assets of $364,037, $136,594 and $0 for the fiscal years ended March 31, 2006, 2005 and 2004, respectively.

The accrued contingent consideration represents the Company’s estimate of the Earnout liability. This estimate is based on the Company’s forecasts of Xtrasource’s earnings through September 2009. The actual amounts eventually paid for the Earnout could differ materially from management’s estimate.

12.  Geographic Information

Beginning October 1, 2004, the Company operated contact and call centers in the United States and Europe. Prior to October 1, 2004, the Company operated only in the United States. The Company has attributed the following geographic area net revenue and long-lived assets based on physical location of operations centers for the fiscal years ended March 31, 2006 and 2005:

	March 31, 2006	March 31, 2005
Net revenue:
United States	$41,126,000	$27,407,000
Europe	10,003,000	4,379,000

Consolidated total	$51,129,000	$31,786,000

Long-lived assets:
United States	$7,141,000	$4,246,000
Europe	2,182,000	1,312,000

Consolidated total	$9,323,000	$5,558,000