Form 10-Q
period 2006-06-30
SENTO CORP
filed 2006-08-14
CIK 4317

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended June 30, 2006 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ___________ to
         ___________.


                                Sento Corporation
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Utah                       000-06425                   87-0284979
    ---------------           ---------------------         -------------------
    (State or other           (Commission File No.)            (IRS Employer
     jurisdiction                                           Identification No.)
   of incorporation)


                        420 East South Temple, Suite 400
                           Salt Lake City, Utah 84111
           -----------------------------------------------------------
          (Address of principal executive offices, including zip code)



         Issuer's telephone number, including area code: (801) 431-9200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]    Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each class of the issuer's classes of common stock, as of the latest practicable date.

               Class                          Outstanding at July 31, 2006
       Common capital stock                             3,993,994
          $.25 par value

                                SENTO CORPORATION
                          Quarterly Report on Form 10-Q
                           Quarter ended June 30, 2006

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION.................................................1

Item 1.  Financial Statements..................................................1

         Condensed Consolidated Balance Sheets.................................1

         Condensed Consolidated Statements of Operations.......................2

         Condensed Consolidated Statements of Cash Flows.......................3

         Notes to Unaudited Condensed Consolidated Financial Statements........4

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........21

Item 4.  Controls and Procedures..............................................21

PART II.  OTHER INFORMATION...................................................21

Item 1. Legal Proceedings.....................................................21

Item 1A. Risk Factors.........................................................21

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........26

Item 3.  Defaults Upon Senior Securities......................................26

Item 4.  Submission of Matters to a Vote of Security Holders..................26

Item 5.  Other Information....................................................26

Item 6.  Exhibits.............................................................26

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                SENTO CORPORATION
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                                 (In thousands)

                                     ASSETS

                                                                                 June 30,        March 31,
                                                                                   2006            2006
                                                                                ------------   --------------
Current assets:
        Cash and cash equivalents                                             $       1,791  $       4,499
        Accounts receivable, less allowance for doubtful accounts of $559
          and $120 at June 30, 2006 and March 31, 2006, respectively                  6,515          7,688
        Training reimbursement receivable                                               896            736
        Prepaid and other current assets                                              1,260          1,069
                                                                                ------------   --------------
                 Total current assets                                                10,462         13,992

Property and equipment, net                                                           7,597          7,068
Intangible assets, net                                                                1,768          1,904
Other assets                                                                            454            351
                                                                                ------------   --------------

                Total assets                                                  $      20,281  $      23,315
                                                                                ============   ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable                                                      $       2,085  $       3,687
        Accrued salaries and payroll taxes                                            2,743          3,559
        Current portion of accrued restructuring expenses                                87             87
        Current portion of long-term debt and capital leases                          2,645          2,155
        Current portion of accrued contingent consideration from business
          acquisition                                                                   603            471
        Current portion of deferred lease incentive                                      63             63
        Current portion of deferred tax liability                                        83             83
        Other current liabilities                                                       495            349
                                                                                ------------   --------------
                Total current liabilities                                             8,804         10,454

Long-term debt and capital leases, net of current portion                             1,930          1,925
Accrued restructuring expenses, net of current portion                                   94            116
Accrued contingent consideration from business acquisition                            1,111          1,244
Deferred lease incentive, net of current portion                                        310            323
Deferred tax liability, net of current portion                                          186            206
                                                                                ------------   --------------
                Total liabilities                                                    12,435         14,268

Stockholders' equity:
       Common stock, $0.25 par value, 50,000 shares authorized; 3,994 and 3,868 share issued and outstanding at June 30, 2006 and
         March 31, 2006, respectively                                                   998            967
        Additional paid-in capital                                                   20,916         20,583
        Accumulated deficit                                                         (14,041)       (12,432)
        Accumulated other comprehensive income - foreign currency
          translation adjustment                                                        (27)           (71)
                                                                                ------------   --------------
                Total stockholders' equity                                            7,846          9,047
                                                                                ------------   --------------
                Total liabilities and stockholders' equity                    $      20,281  $      23,315
                                                                                ============   ==============

              See accompanying notes to unaudited condensed consolidated Financial Statements.

                                                       1

                                                SENTO CORPORATION
                                                AND SUBSIDIARIES

                                 Condensed Consolidated Statements of Operations
                                                   (Unaudited)
                                      (In thousands, except per share data)


                                                                             Three Months Ended
                                                                      June 30,              June 30,
                                                                        2006                  2005
                                                                    -------------         -------------
Revenue, net                                                      $       14,852        $        8,685

Cost of sales (excludes depreciation and amortization)                    13,191                 7,502
Less: training reimbursements                                               (826)                    -
                                                                    -------------         -------------
Net cost of sales                                                         12,365                 7,502
                                                                    -------------         -------------
       Gross profit                                                        2,487                 1,183

Selling, general and administrative expenses (includes
  share-based payments of $20 in 2006 and excludes
  depreciation and amortization)                                           2,856                 1,864
Provision for doubtful accounts                                              498                     -
Amortization of intangible assets                                            136                    68
Restructuring charge                                                           -                   478
Depreciation expense                                                         551                   442
Stock-based compensation benefit                                               -                   (55)
                                                                    -------------         -------------
       Loss from operations                                               (1,554)               (1,614)

Interest income                                                                9                     -
Interest expense                                                             (89)                  (40)
Other income, net                                                              7                     -
                                                                    -------------         -------------
        Net loss before income tax benefit (expense)                      (1,627)               (1,654)
Income tax benefit (expense)                                                  18                   (11)
                                                                    -------------         -------------

Net loss attributable to common stockholders                      $       (1,609)       $       (1,665)
                                                                    =============         =============

Basic and diluted net loss per share                              $        (0.41)       $        (0.44)
                                                                    =============         =============

Weighted average shares outstanding                                        3,941                 3,785
                                                                    =============         =============


                See accompanying notes to unaudited condensed consolidated Financial Statements.

                                                       2

                                                SENTO CORPORATION
                                                AND SUBSIDIARIES

                                 Condensed Consolidated Statements of Cash Flows
                                                   (Unaudited)
                                                 (In thousands)

                                                                                           Three Months Ended
                                                                                    ----------------------------------
                                                                                      June 30,            June 30,
                                                                                          2006               2005
                                                                                    --------------      --------------
Cash flows from operating activities:
     Net loss                                                                     $        (1,609)    $        (1,665)
     Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation                                                                       551                 442
           Amortization of intangible assets                                                  136                  68
           Amortization of deferred lease incentives                                          (13)                  -
           Non-cash interest expense related to warrants issued with
             convertible debentures                                                             -                   3
           Stock-based 123R expense                                                            21                   -
           Share-based compensation benefit                                                     -                 (55)
           Provision for doubtful accounts                                                    498                   -
           Restructuring charge                                                                 -                 478
           Provision for deferred taxes                                                       (20)                  -

       Changes in operating assets and liabilities:
         Accounts receivable                                                                  676                 856
         Other assets                                                                        (445)               (105)
         Accounts payable                                                                  (1,602)               (151)
         Accrued liabilities and other                                                       (693)               (351)
                                                                                    --------------      --------------
            Net cash used in operating activities                                          (2,500)               (480)
                                                                                    --------------      --------------

Cash flows from investing activities:
       Purchase of capital assets                                                          (1,090)               (767)
                                                                                    --------------      --------------
                    Net cash used in investing activities                                  (1,090)               (767)
                                                                                    --------------      --------------

Cash flows from financing activities:
     Principal payments of long-term debt, capital leases and credit line                  (1,338)               (225)
     Proceeds from issuance of long-term debt, capital leases and credit line               1,833                 988
     Proceeds from exercise of stock options, warrants and employee stock
       purchases                                                                              344                  30
     Purchase of treasury stock                                                                 -                 (56)
                                                                                    --------------      --------------
        Net cash provided by financing activities                                             839                 737
        Effect of foreign currency translations                                                43                 (76)
                                                                                    --------------      --------------
Net decrease in cash and cash equivalents                                                  (2,708)               (586)
Cash and cash equivalents at beginning of period                                            4,499               5,698
                                                                                    --------------      --------------
Cash and cash equivalents at end of period                                        $         1,791     $         5,112
                                                                                    ==============      ==============

                Supplemental Disclosures of Cash Flow Information

Cash paid for:
        Interest                                                                  $            75     $            50
                                                                                    ==============      ==============
        Income taxes                                                              $            13     $             4
                                                                                    ==============      ==============

                   See accompanying notes to unaudited condensed consolidated Financial Statements.

                                                               3

                       SENTO CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements
                                  June 30, 2006



1.  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organization and Description of Business

         Sento Corporation (the "Company" or "we") specializes in Right ChannelingSM, a proven methodology designed to optimize customer contact solutions and assist companies in making informed choices for multi-channel communication that support their business goals and customer expectations. The Company offers outsourced customer contact services designed to optimize the way companies interact with their customers to enhance brand loyalty, improve customer satisfaction, drive business initiatives and reduce service costs. Through a proprietary Customer Choice PlatformSM (the "Customer Choice PlatformSM" or "CCP"), the Company offers comprehensive professional services and customer interaction tools for customer acquisition, customer service and technical support. Companies can select communication channels from a range of integrated live support and web-enabled self-help applications that combine voice, chat, email and web forums.

         The Company's operations are carried out by its two wholly-owned subsidiaries, Sento Technical Services Corporation, a Utah corporation, and Xtrasource Acquisition Inc., a Delaware corporation (which in turn conducts its European operations through two wholly-owned subsidiaries). The Company's operations are located in Utah, Wyoming, New Mexico, North Carolina, the Netherlands and France. In addition, the Company has contractual relations with third-party providers in Brazil, India, and Sweden.

         The Company files annual, quarterly, current reports and proxy statements with the Securities and Exchange Commission ("SEC"). These filings are available to the public over the Internet on the SEC's Web site at http://www.sec.gov and on the Company's Web site at http://www.sento.com. You may also read and copy any document the Company files with the SEC at its public reference facilities in Washington, D.C. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F St. NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information relating to the operation of the public reference facilities.

Preparation and Presentation of Interim Financial Statements

         These Condensed Consolidated Financial Statements ("Financial Statements") have been prepared by the Company, without audit, with the exception of the March 31, 2006 consolidated balance sheet which was taken from the audited Financial Statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 2006. These Financial Statements include condensed consolidated balance sheets, condensed consolidated results of operations and condensed consolidated statements of cash flows. Certain amounts in the prior periods presented have been reclassified to conform to the fiscal 2007 presentation. These Financial Statements reflect all normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the interim financial information. Certain information and footnote disclosures normally included in Financial Statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted under SEC rules and regulations. These Financial Statements and notes included herein should be read in conjunction with the Company's audited consolidated Financial Statements and notes included in the Company's Annual Report on Form 10-K for the year ended March 31, 2006.

Principles of Consolidation

         These Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated.

Use of Estimates

         The preparation of these Financial Statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the Financial Statements and the reported amounts of revenues and expenses during the reporting period. The estimates are based upon information available as of the date of the Financial Statements. Actual results could differ from those estimates.

Recently Issued Accounting Standards

         The Company has reviewed all recently issued accounting standards to determine their potential effect, if any, on the results of operations or financial position of the Company. Based on that review, the Company does not currently believe that any of these recent accounting pronouncements will have a significant effect on its current or future financial position, results of operations, cash flows, or disclosures, except as disclosed in Note 4 below under the heading "Stock-Based Compensation" and in regards to Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") issued by the Financial Accounting Standards Board ("FASB") in May 2005. SFAS 154 replaces Accounting Principles Board ("APB") Opinions No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28" and provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 was adopted on January 1, 2006 and has had no material impact on these Financial Statements.

         In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS 155"), an amendment of FASB Statements No. 133 and 140. SFAS 155 became effective for the Company on April 1, 2006. SFAS 155 permits interests in hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation, to be accounted for as a single financial instrument at fair value, with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. SFAS 155 was adopted on April 1, 2006 and has had no material impact on these Financial Statements.

2. CASH AND CASH EQUIVALENTS

         The Company considers all short-term highly liquid investments with an original maturity of three months or less to be cash equivalents. Certain cash and cash equivalents are deposited with financial institutions, and at times such amounts exceeded insured depository limits. The Company periodically inspects the soundness of the financial institutions with which it does business to manage its risk related to such uninsured deposits. Certain collateral requirements of a financial institution of the Company have been satisfied by depositing funds in a restricted account. The amount of restricted funds included in cash and cash equivalents as of June 30, 2006 was $214,605.

3. LONG-TERM DEBT AND CAPITAL LEASES

         On June 23, 2006, the Company amended the loan and security agreement which was entered into on April 15, 2003 for working capital and equipment financing. The Agreement includes a line of credit with a bank that allows the Company to borrow up to the lesser $3,000,000 or 80% of eligible accounts receivable plus qualifying deposits in aggregate cash or letters of credit. The line of credit accrues interest at 1% over of the bank's prime rate (8.25% as of June 30, 2006) and matures on June 30, 2007. As of June 30, 2006, the Company had $1,200,000 outstanding against the line.

         The loan and security agreement also includes a term debt facility for equipment financing. The loan and security agreement allowed for a minimum of $100,000 draws with an aggregate maximum of $1,500,000 through June 30, 2006. The Company was required to make interest only payments equal to 1.5% over the bank's prime rate during the draw-down period. As of June 30, 2006 the draw-down period of this debt facility ended, and the Company is now required to pay monthly installments of principal and interest over 36 months at a rate of 9.71%. As of June 30, 2006, the Company had drawn a total of $581,659 on this facility. The unused portion of this term facility expired on June 30, 2006.

         The Company is subject to customary affirmative and restrictive covenants under the loan and security agreement, including restrictions on the Company's ability to incur additional indebtedness and maintenance of minimum liquidity and tangible net worth or debt service and quick ratio levels. The loan and security agreement also includes customary events of default, including bankruptcy events, entry of judgments against the Company and occurrence of material adverse changes. Upon the occurrence of an event of default, the financial institution may cease to provide advances. The Company was in compliance with all debt covenants at June 30, 2006. The Company's obligations under the agreement are secured by certain assets of the Company. On August 11, 2006, the Company executed an amendment to its Loan and Security Agreement. See
Note 14 for a more detailed description of the amendment.

4. SHARE-BASED COMPENSATION

         During the three months ended June 30, 2006, options to purchase 84,829 shares of the Company's common stock were exercised and 5,021 shares of common stock were purchased by employees under the Company's Employee Stock Purchase Plan, resulting in $344,050 of net proceeds to the Company. Also, during the quarter ended June 30, 2006, 57,500 warrants were tendered for a net 35,937 shares of common stock under the cashless exercise provisions of the warrants.

         During the three months ended June 30, 2005, options to purchase 250 shares of common stock were exercised and 15,757 shares of common stock were purchased by employees under the Company's Employee Stock Purchase Plan, resulting in $30,496 of net proceeds to the Company. There were no warrants tendered for shares of common stock during the first quarter of the 2006 fiscal year.


Stock-Based Compensation

         Effective October 1, 2005, the Company eliminated variable accounting treatment for stock options with its early adoption of the fair value provisions of SFAS No. 123R (revised 2004), "Share-Based Payments" ("SFAS 123R"), requiring measurement and recognition of expense for all share-based payment awards to employees and directors based on estimated fair values. SFAS 123R supersedes SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") and APB No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Prior to October 1, 2005 the Company accounted for stock option plans under the recognition and measurement provisions of APB 25 and related interpretations, as permitted by SFAS 123 which did not require compensation cost be recognized for the Company's stock options provided the option exercise price was established at 100% of the common stock fair market value on the date of the grant.

         The fair value provisions of SFAS 123R were adopted under the modified prospective transition method. Under this method, compensation cost recognized subsequent to October 1, 2005 includes compensation cost related to non-vested stock awards as of October 1, 2005, by recognizing the unamortized grant date fair value of those awards over their remaining service period with no change in historical earnings. Awards granted after October 1, 2005 receive fair value treatment on a straight line basis over the service periods of each award. Additionally, SFAS 123R requires companies to record compensation expense for the unvested portion of previously granted awards as they continue to vest, as calculated previously and recorded in accordance with the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." During the first quarter of the current fiscal year the Company recognized stock-based compensation expense related to these options of $10,482 which was included with selling, general and administrative expenses on the consolidated statements of operations in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated.

         The Company continues to estimate the fair values of stock option awards granted after October 1, 2005 using a Black-Scholes option pricing model. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In calculating the compensation expense (relating to SFAS 123R) using this model certain assumptions were made. The expected lives of options granted are derived using the historical life of similar options issued by the Company.

         Option valuation models require the input of highly subjective assumptions including expected stock price volatility. Expected volatility is based on the historical volatility of the Company's common stock over a period consistent with the expected term of the options. The Company uses historical data to estimate option exercises and employee termination behavior within the valuation model. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Forfeiture estimates are based upon historical forfeiture rates. The Company does not anticipate paying any cash dividends in the foreseeable future and, therefore, an expected dividend yield of zero is proper. The table listed below summarizes the assumptions used for the first quarter of 2007 and 2006:

                                            June                     June
                                           30, 2006                30, 2005
                                       -----------------       -----------------
Risk-free interest rate                  3.7 - 4.0  %            2.7 - 4.5  %
Expected dividend yield                       0.00  %                 0.00  %
Expected lives in years                        5.0                     5.0
Expected volatility                          75-90  %                66-90  %

         If the fair value provision of SFAS 123R would have been applied to all stock-based compensation for periods prior to October 1, 2005, net income and earnings per share would have changed for the first quarter of the 2005 fiscal year to the pro forma amounts shown in the following table:

                                                                                               June 30, 2005
Net loss attributable to common stockholders                           As reported     $         (1,665,065)

Add actual compensation benefit included in reported net loss          As reported                  (54,572)

Deduct expense determined under fair value provision of SFAS No.
   123                                                                 Pro forma                    (51,976)
                                                                                           ------------------

Pro forma net loss attributable to common stockholders had the
  Company not adopted SFAS 123R                                        Pro forma       $         (1,771,613)
                                                                                           ==================

Basic and diluted loss per share                                       As reported     $              (0.44)
                                                                                           ==================

                                                                       Pro forma       $              (0.47)
                                                                                           ==================

         Compensation expense for pro forma purposes is reflected over the vesting period, in accordance with the method described in FASB Interpretation ("FIN") 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans." The full impact of calculating compensation cost for stock options under SFAS 123R may not be representative of the effects on reported net income (loss) for future years.

         With the Company's adoption of SFAS 123R on October 1, 2005, the variable accounting treatment for options re-priced under the Exchange Program is no longer required. From April 2003 through September 2005 the Company has recorded a cumulative net expense of $1,147,000 from marking these options to market. The impact of adopting SFAS 123R for the quarter ended June 30, 2006 was an increase of the Company's net loss by approximately $21,000 and an increase of the Company's net loss per common share of $0.01. All of this additional $21,000 of compensation expense has been included with selling, general and administration expenses on the condensed consolidated statement of operations for the quarter ended June 30, 2006.

         On November 10, 2005, the FASB issued FASB Staff Position ("FSP") No. FAS 123(R)-3 "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." This FSP provides a practical transition election related to the accounting for the tax effects of share-based payment awards to employees, as an alternative to the transition guidance for the additional paid-in capital pool ("APIC pool") in paragraph 81 of SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the APIC pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R. The guidance in this FSP is effective after November 10, 2005. The Company may take up to one year from the later of adoption of SFAS 123R or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. The Company is currently evaluating the transition alternatives.

Stock Option Plans

         The Company grants stock options to employees and non-employee directors under its Omnibus Stock Incentive Plan. Vesting requirements for awards under this plan vary by individual grants and are time-based. The majority of the options granted under the plan have a contractual life of 10 years. However, some of the grants have a contractual life of 5 years. The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted average assumptions for the quarters ended June 30, 2006 and 2005 are listed above. They include an expected volatility which is based on historical volatility of the Company's common stock. The Company uses historical data to estimate option exercises and employee termination behavior within the valuation model. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

         A summary of stock option activity for the three months ended June 30, 2006 is presented below:
                                                                 Weighted
                                                              ---------------
                                                                  Average
Description                                        Shares     Exercise Price
                                                  ---------   ----------------

Outstanding at March 31, 2006                      589,264     $         3.94
Granted                                                --                  --
Exercised                                          (84,829)              3.63
Forfeited/cancelled                                   (100)              8.23
                                                  ---------   ----------------

Outstanding at June 30, 2006                       504,335     $         3.99
                                                  =========   ================

Options exercisable at June 30, 2006               470,687     $         4.07
                                                  =========   ================

         A summary of stock options outstanding and exercisable at June 30, 2006 is presented below:
                                  Options
                     -----------------------------------         Options
                                Outstanding                    Exercisable
                    ------------------------------------- ----------------------
                     Shares     Weighted       Weighted    Shares     Weighted
                                 Average
                                Remaining      Average                Average
Range of                       Contractual     Exercise               Exercise
Exercise Prices                   Life          Price                  Price
                    --------- --------------  ----------- ---------  -----------
$1.60 to $1.60       137,878           6.20   $     1.60   126,956   $     1.60
$1.65 to $2.88        51,714           3.46         2.32    50,879         2.33
$3.10 to $3.10        99,650           9.05         3.10    99,650         3.10
$3.14 to $4.99        58,900           8.08         3.90    39,900         4.27
$5.00 to $5.93        51,250           3.62         5.14    48,750         5.10
$6.31 to $6.31        25,000           8.25         6.31    25,000         6.31
$7.95 to $7.95        25,000           8.00         7.95    25,000         7.95
$8.07 to $8.07         5,150           8.05         8.07     4,759         8.07
$8.23 to $8.23        43,543           7.83         8.23    43,543         8.23
$18.00 to $18.00       6,250           2.75        18.00     6,250        18.00
                    --------- --------------  ----------- ---------  -----------
Total                504,335           6.75   $     3.99   470,687   $     4.07
                    ========= ==============    ========= =========  ===========

Employees' Stock Purchase Plan

         The Company has an Employees' Stock Purchase Plan ("ESPP") which permits employees to invest by means of periodic payroll deductions in Company common stock at 85% of the closing price of the common stock on the last day of the applicable purchase period. The purpose of the stock purchase plan is to provide a method whereby employees of the Company may acquire a proprietary interest in the Company through the purchase of shares of common stock. The stock purchase plan is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code. The total number of shares which may be sold pursuant to the plan may not exceed 250,000 shares, of which 143,983 remained available at June 30, 2006.

         During fiscal 2006, 13,692 shares of the Company's common stock were purchased by plan participants. During the quarter ended June 30, 2006, 5,021 shares of the Company's common stock were purchased by plan participants. The weighted average fair value of employee stock purchase rights issued pursuant to the ESPP was $1.28 and $0.34 during the quarters ended June 30, 2006 and 2005, respectively. The fair value of the stock purchase rights was calculated as the difference between the stock price and the employee purchase price. During the first quarter of the current fiscal year the Company recognized stock-based compensation expense related to the ESPP of $10,074 which was included with selling, general and administrative expenses on the consolidated statements of operations in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated.

Retirement Plan

         The Company has a qualified defined contribution retirement plan under
Section 401(k) of the Internal Revenue Code. The plan covers all employees who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. In addition, employer contributions are made at the discretion of the Board of Directors. Participants are fully vested at all times in employee contributions. Employer contributions vest over a six-year period. No employer contributions were made during the first quarter of fiscal 2007 or the two previous fiscal years.

5. INCOME (LOSS) PER SHARE

         Income (loss) per share is computed in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted income
(loss) per share reflects the potential dilution that could occur from shares of common stock issuable through stock options, warrants and other convertible securities, if dilutive. Options and warrants to purchase 323,796 and 70,699 shares of common stock have not been included in the calculation of diluted common stock outstanding for the three-month period ended June 30, 2006 and 2005, respectively, as their affect was anti-dilutive.

6. FACILITIES CONSOLIDATION

         In January 2005, the Company approved a plan to consolidate its Utah contact solution center facilities into one "super center" by July 2005. As part of this plan, $477,575 was charged to the Company's statement of operations for the first fiscal quarter of 2006. The remaining expense from the consolidation relates to accrued facilities and relocation costs for the abandoned facilities. The following summarizes the costs recorded as a restructuring charge during the three months ended June 30, 2005:

Discounted value of future facilities lease obligations                      $  329,831
Impairment of leasehold improvements                                            122,744
Moving costs and other                                                           25,000
                                                                           -------------
                                                                             $  477,575
                                                                           =============

         The following is a reconciliation of accrued restructuring expense for the fiscal year ended March 31, 2006:

Accrued restructuring expense at March 31, 2006                           $    202,603

Accretion of discount on future rent                                             2,365
Costs paid during period                                                       (24,072)
                                                                          -------------
                                                                               180,896
Accrued restructuring expense at June 30, 2006
Less current portion of accrued restructuring expense                          (86,832)
                                                                          -------------
Long-term accrued restructuring expense                                   $     94,064
                                                                          =============

7. INTANGIBLE ASSETS

         During the 2005 fiscal year the Company acquired substantially all of the assets of Xtrasource, Inc. ("Xtrasource"), a non-affiliated, privately-held Delaware corporation with approximately $10 million in annual sales. The Company agreed to pay the owners of Xtrasource a quarterly contingent earnout (the "Earnout") of 30% of earnings before interest, taxes, depreciation and amortization for the quarterly periods between the closing and September 30, 2009 (with a maximum aggregate cap of $6.5 million). The accrued contingent consideration on the consolidated balance sheets represents the Company's estimate of the Earnout liability. During the quarter ended December 31, 2005, the purchase price of the acquired business was adjusted in accordance with purchase price adjustment provisions of Statement of Financial Accounting Standards No. 141, "Business Combinations," after considering on-going operations during the first 12 months of post-acquisition activity. This adjustment increased the accrued contingent consideration by approximately $722,000 and increased the Company's deferred tax liabilities by approximately $317,000. The offset to these increases was an increase in intangible assets of $1,039,000. The carrying value of these intangible assets (after purchase price adjustment) is as follows:

                                       June 30,             March 31,
                                         2006                  2006
                                      ------------         -------------
 Intangible assets                     $2,404,905            $2,404,905
 Less: Accumulated amortization          (636,631)             (500,631)
                                      ------------         -------------
 Intangible assets, net               $1,768,274             $1,904,274
                                      ============         =============

         The Company uses the straight-line method to expense long-lived assets (including identifiable intangibles). Amortization of the Company's intangible assets is recorded in accordance with the provisions of SFAS No. 142 "Goodwill and Other Intangible Assets," ("SFAS 142"). In addition to the recording of amortization related to these assets, there is also a test performed at least annually, and more frequently under certain circumstances, to determine if the intangible assets have been impaired.

         The Company's judgments regarding the existence of impairment are based on market conditions, operational performance of the business and considerations of any events that are likely to cause impairment. Future events could cause the Company to conclude that impairment indicators exist and that intangible assets associated with the Company's acquired business are impaired. The Company currently operates in one reportable segment, which is also the only reporting unit for the purposes of SFAS 142. The Company performed its annual goodwill impairment tests at December 31, 2005, and concluded that the intangible assets were not impaired as the fair value of the specifically identifiable assets exceeded their carrying value. No events have occurred since December 31, 2005 that would require an interim impairment analysis of goodwill.

         Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the assets, which is three years. The Company reported amortization expense on purchased intangible assets of $136,000 and $68,312 for the three month periods ended June 30, 2006 and 2005, respectively.

8. INCOME TAXES

         Even though the Company had consolidated net losses for the first quarters of the 2007 and 2006 fiscal years, the Company's operations are located in multiple tax jurisdictions and may require the payment of income taxes in specific jurisdictions. Income tax benefit (expense) for the three-month periods ended June 30, 2006 and 2005, respectively, consist of the provision for income taxes on the Company's European operations net of amortization of the Company's deferred tax liabilities.

9. GEOGRAPHIC INFORMATION

         The following geographic area data includes net revenue and long-lived assets of the Company based on physical location:

                                               Three Months Ended
                                                    June 30,
                                         -------------------------------
                                              2006            2005
                                         --------------- ---------------
      Revenue:
         United States                   $   11,948,000  $    6,592,000
         Europe                               2,904,000       2,093,000
                                         --------------- ---------------
           Consolidated total            $   14,852,000  $    8,685,000
                                         --------------- ---------------

                                            June 30,       March 31,
                                              2006            2006
                                         --------------- ---------------
      Long-lived assets:
         United States                   $    7,491,000  $    7,141,000
         Europe                               2,328,000       2,182,000
                                         --------------- ---------------
           Consolidated total            $    9,819,000  $    9,323,000
                                         =============== ===============

10. SEASONALITY

         The Company's operating results have historically been affected by the seasonal variances experienced by some of its significant clients. Historically, the third and fourth quarters have been favorably affected by a significant increase in service requests experienced from the Company's support of certain clients' products and/or services. The Company anticipates that it will continue to have seasonal variances.

11. JOB TRAINING INCENTIVE REIMBURSEMENT

         In October 2005, the Company was awarded employment-related training reimbursements by the State of New Mexico under the State's Job Training Incentive Program ("JTIP"). The Company was also awarded up to $862,000 of JTIP funding for additional positions anticipated to be hired between January and April 2006 as the ramp up of the Company's Albuquerque contact solution center continues. The Company has accrued and will continue to accrue for the anticipated JTIP funds it expects to receive from the State of New Mexico once the training hours have been completed. The accrual is recognized as an offset to cost of sales in the condensed consolidated statements of operations. These awards are one-time events that will be recognized during the training period for the employees covered.

12. COMPREHENSIVE LOSS

         Comprehensive loss is comprised of net loss and foreign currency translation adjustments which are excluded from net loss on the consolidated statement of operations. The total changes in comprehensive loss during the quarter and year ended June 30, 2006 and March 31, 2006, respectively, were as follows (in thousands):

                                               June 30,       March 31,
                                                 2006           2006
                                             -------------   ------------

Net Loss                                     $     (1,609)   $      (154)
Foreign currency translation gain (loss)               44           (114)
                                             -------------   ------------

Comprehensive loss                           $     (1,565)   $      (268)
                                             =============   ============


13. COMMITMENTS AND CONTINGENCIES

         The Company is from time to time subject to claims and administrative proceedings that are filed in the ordinary course of business. The Company believes that the results of any such pending claims or administrative proceedings, either individually or in the aggregate, will not have a materially adverse effect on the Company's financial condition.

         At June 30, 2006, the Company had outstanding letters of credit of $114,000 related to payment guarantees. The Company believes that any guarantee obligation that may arise will not be material to the Company's financial condition.

14. SUBSEQUENT EVENTS

         On August 11, 2006, the Company executed an amendment to its Loan and Security Agreement (the "Amended Agreement") which amends the original agreement entered into on April 15, 2003 for working capital and equipment financing (along with previous amendments). The Amended Agreement reduces certain restrictive covenants related to minimum liquidity and tangible net worth levels required of the Company. In addition, the Amended Agreement creates a $1,000,000 hold back under the current line of credit facility until the Company raises additional debt and/or equity. The Amended Agreement also increases the base interest rate charged on draws taken by the Company by a half percent when the liquidity coverage of the Company is less than certain levels prescribed in the Amended Agreement. The Company's obligations under the Amended Agreement continue to be secured by certain assets of the Company. The Amendment extends the line of credit facility through June 30, 2007.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

         The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 and within Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements involve various risks and uncertainties. Forward-looking statements contained in this Report include statements regarding the plans of Sento Corporation ("Sento," "we" or "us") to develop and deliver integrated information technology services; market risks, opportunities and acceptance; industry growth; anticipated capital expenditures; the impact of option expensing; our ability to refinance current maturities of long-term debt; and our ability to meet our cash requirements while maintaining proper liquidity. These statements involve risks and uncertainties and are based on management's current expectations and estimates; actual results may differ materially. Those risks and uncertainties that could impact these statements include the risks relating to the contact call center industry's relatively low profit margins and sensitivity to general economic conditions, including the current economic environment, consumer spending patterns; our leverage and debt risks; the effect of competition on Sento and our clients; labor issues; management's allocation of capital and the timing of capital purchases; and internal factors such as the ability to increase efficiencies, control expenses and successfully execute growth strategies. The effect of market risks could be impacted by future borrowing levels and economic factors such as interest rates. The expected impact of option expensing is based on certain assumptions regarding the number and fair value of options granted, resulting tax benefits and shares outstanding. The actual impact of option expensing could vary significantly to the extent actual results vary significantly from assumptions.

         Such forward-looking statements encompass our beliefs, expectations, hopes or intentions regarding future events. Words such as "expects," "believes," "anticipates," "should," and "likely" also identify forward-looking statements. All forward-looking statements included in this Report are made as of the date hereof, based on information available to us as of such date, and we assume no obligation to update any forward-looking statement. It is important to note that such statements may not prove to be accurate and that our actual results and future events could differ materially from those anticipated in such statements. Among the factors that could cause actual results to differ materially from our expectations are those described under "Management's Discussion and Analysis or Plan of Operations---Risks Related to Existing and Proposed Operation." All subsequent written and oral forward-looking statements attributable to Sento or persons acting on our behalf are expressly qualified in their entirety by this section and other factors included elsewhere in this Report. For a more detailed discussion of these and other factors that could cause actual results to differ from those contained in the forward-looking statements, see the company's Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

Overview

         The following Management's Discussion and Analysis of Financial Condition and Results of Operation ("MD&A") is intended to help the reader understand Sento Corporation ("Sento," "we" or "us"), our operations and our business environment. MD&A is provided as a supplement to (and should be read in conjunction with) our Financial Statements and accompanying notes. Our MD&A includes the following sections:

         Our Business - a general description of our business and the industry in which we operate.

         Highlights - a general description of key events affecting us during the first quarters of the 2007 and 2006 fiscal years.

         Critical Accounting Policies - a discussion of accounting policies that require critical judgments and
                                        estimates.

         Operations Review - an analysis of our consolidated results of operations.

         Liquidity and Capital Resources - an analysis of our sources and uses of cash.

         Seasonality - a discussion on how seasonality affects our business.

Our Business

         We continue to improve on the technology that has made us a global provider of custom solutions that leverage "Right Channeling," a methodology for assisting companies in making informed choices for multi-channel communication that support their business goals and customer expectations. We offer call and contact center solutions for customer acquisition, customer service, service intervention and technical support. We use modern customer contact centers, coupled with our state-of-the-art proprietary software systems, to provide domestic and international support services and technology solutions to our primary target markets consisting of either: (1) smaller to mid-sized companies that are outsourcing customer and technical support for the first time or seeking to continue outsourcing with a new vendor or combination of vendors; or
(2) larger companies which may have already made the decision to outsource and are interested in deploying our Right Channeling and other unique offerings. We conduct our principal business operations through our wholly-owned subsidiaries, Sento Technical Services Corporation and Xtrasource Acquisition, Inc.

         Management believes that in spite of general economic conditions and consumer confidence continuing to affect the frequency and amount spent by consumers, Sento will continue to grow market share in this fragmented industry. We intend to continue to expand our market share and grow earnings through strategies which include:

         o Sales growth: We plan to grow sales by gaining an increased share of customer service business from existing customers and continued development of new customers. We use market information to estimate the potential sales and profitability of new and existing customers. Marketing resources and value-added services we provide can be custom-tailored to the needs of our clients. Additionally, the investment of resources to a specific existing client can be made in proportion to the client's potential profitability.

         o Productivity gains: Our focus on improvement in the labor to revenue ratio is expected to bring about improvement in our gross margins. We are leveraging our investment in technology to implement "real time" labor tracking trends to optimize labor levels with key clients adding to productivity and diminishing personnel overruns.

         o Sales force effectiveness: We continue to invest in the development and expansion of our client contact resources through targeted recruiting, hiring and promotion practices, effective use of training programs and improved recognition and compensation systems. Also, through expanded business reviews we anticipate that our sales force will continue to strengthen client relationships and increase sales.

         o New Technology: We have made a resource commitment to the development of our "CXP" software. CXP is a rules-based web engine that optimizes website performance by analyzing customer behavior in real-time. This allows our clients to respond to their customers quickly, providing dynamic messaging and offers to motivate their shoppers to make purchases at that instant since they are more readily able to find relevant products. Tests of the CXP software have been promising as to its market potential leading management to expedite this product's market entrance.

         These strategies are key to our efforts to achieve and maintain consistent profitability. Additionally, on July 24, 2006 management unveiled a broad cost reduction program that is expected to reduce our operating expenses. This plan is in addition to the contact solution center consolidation plan announced on January 27, 2005 which was effective in consolidating our various Utah call center operations into one primary super-contact solution center.

Highlights

         In spite of sales increasing by 71% in the first quarter of fiscal 2007 over the comparable prior year period we experienced an operating loss of $1.6 million for the fiscal 2007 first quarter. This was approximately the same level of operating loss as was incurred in the fiscal 2006 first quarter. Key factors in the substantial loss for the first quarter of the 2007 fiscal year were the lower than expected revenue levels with certain clients, higher than normal agent staffing levels, a bad debt reserve related to a client bankruptcy and higher wages which were felt necessary to attract and retain personnel important to the future of our Company. Gross margin as a percentage of sales for the first quarter of fiscal 2007 was 16.7%, which was an improvement over the gross margin of 13.6% in the first quarter of fiscal 2006. The improvement was primarily due to the Job Training Incentive Program ("JTIP") reimbursement of applicable training hours completed by agents in our New Mexico contact solution center. The JTIP reimbursements from the State of New Mexico are recognized as an offset to cost of sales in our condensed consolidated statements of operations. Without the JTIP reimbursement, our gross margin as a percentage of sales for the first quarter would have been 11.2%.

         Operating expenses as a percentage of sales for the first quarter of fiscal 2007 were 27.2%, a decrease from the comparable prior year period of 32.2%, primarily due to our achievement of indirect cost savings resulting from higher economy of scale. Due to higher revenue levels, our net loss as a percentage of sales in the first quarter of fiscal 2007 was 8.4% less than the comparable prior year period. As discussed in our July 24, 2006 press release, we have begun implementing a margin improvement program with the goal of achieving approximately $375,000 in margin improvement monthly, primarily through non-agent staff reductions but also through other expense savings and the renegotiation of customer contract pricing, with the full benefit of those actions to begin in September.

         We ended the first quarter of 2007 with working capital of $2.1 million and cash and cash equivalents of $1.8 million. Long-term debt to equity was 44.8%, including the accrued contingent consideration from business acquisition, net of the current portion.

         Management believes that our continued focus on customer account penetration through the use of business reviews with customers and refinements of the efforts of customer contact personnel contributed to the sales growth in the first quarter of fiscal 2007 over the comparable prior period. However, due to the wind down of a client program announced in the fiscal 2007 fourth quarter, the loss of a client to bankruptcy and the decision by another client to take their program in-house, our revenues in the upcoming second quarter will be impacted. Management also believes that general economic conditions, including increased wage pressures for agents servicing existing accounts at our customer contact solution centers may continue to be a significant factor affecting operating margins in future periods.

Critical Accounting Policies

         Our management discussed with the Audit Committee of our Board of Directors the development, selection and disclosure of our critical accounting policies, including the estimates and application of these policies.

         Basis of Presentation and Consolidation

         Our consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). Our significant accounting policies are described in Note 2 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended March 31, 2006. Included within these policies are our "critical accounting policies." Critical accounting policies are those policies that are most important to the preparation of our consolidated Financial Statements and require management's subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to revenue recognition, credit risk and stock-based compensation. The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties, and as a result, actual results could differ materially from these estimates. The development and selection of these critical accounting policies have been discussed, and are reviewed each year, with the Audit Committee of our Board of Directors.

         Revenue Recognition

         Revenue is recognized when persuasive evidence of an arrangement exists, delivery of services has occurred, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured. We generate revenue by delivering technical assistance to users of our clients' products through the use of live chat, Web collaboration, email and telephone interactions. We recognize revenues as services are provided, according to the terms of the underlying agreement with our clients which specify how the client will be charged, generally based on a monthly, hourly, per minute or per-incident rate. We also provide licenses to a limited number of our clients for the use of our customer contact software tools that we host. In these arrangements, we charge our client a monthly fee based on the number of users. Revenue under those arrangements is recognized as the service is provided.

         Revenues generated from professional and consulting services are recognized as the service is provided, based on time and materials incurred at contractually agreed upon rates.

         Credit Risk

         We have established an allowance for doubtful accounts to reserve for uncollectible accounts receivable. Each quarter we review the receivables on an account-by-account basis and determine the probability of collection. Management judgment is exercised in determining the probability of collection. Factors we consider in making this judgment are the age of the receivable, the financial resources of our clients, previous client history and recent client communications. Our credit losses have generally been within our expectations; however, during the first quarter of fiscal 2007 we experienced a significant increase in our bad debt reserve of $466,689 for an account receivable from U.S. Digital Television ("USDTV") for services rendered primarily during the current quarter. Additionally, we did not receive timely payment of a $400,000 note due June 30 from USDTV, for which we had established a reserve of $400,000. USDTV filed for Chapter 7 bankruptcy protection on July 6, 2006 after failing to raise an expected new round of capital.

         There can be no assurance that our future credit losses will be within our expectations. Additionally, our revenues and accounts receivable are concentrated in relatively few customers. A significant change in the liquidity or financial position of any one of these customers or a further deterioration in the economic environment in general, could have an adverse impact on the collection of our accounts receivable, our future operating results and our financial condition.

         Stock-Based Compensation

         Prior to October 1, 2005, we accounted for our stock option plans and the ESPP using the intrinsic value method of accounting provided under APB 25 and related interpretations, as permitted by SFAS 123 under which no compensation expense was recognized for stock option grants and issuances of stock pursuant to the ESPP. Accordingly, share-based compensation was included as a pro forma disclosure in the financial statement footnotes and continues to be provided for fiscal quarters and years ended prior to October 1, 2005.

         We adopted SFAS 123R on October 1, 2005 under the modified-prospective approach. Under this transition method, compensation cost recognized in the first quarter of fiscal 2007 includes: a) compensation cost for all share-based payments granted through September 30, 2005, but for which the requisite service period had not been completed as of September 30, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and
b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Under the modified-prospective approach, no stock option expense is reflected after October 1, 2005 as a separate line item to the Financial Statements attributable to these options. Instead, non-cash compensation cost is included in the same line items as cash compensation for comparable employees in the Financial Statements for all options granted after the date of adoption as well as for any options that were granted prior to adoption but not yet vested. As a result of adoption, we recognized $20,556 of non-cash compensation expense related to stock option grants and issuances of stock pursuant to the ESPP during the three months ended June 30, 2006 which is recorded in selling, general and administrative expenses. Results for prior periods have not been restated.

         The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model. The expected lives of options granted are derived using the historical life of similar options issued by us. Expected volatility is based on the historical volatility of our common stock over a period consistent with the expected term of the options. We use historical data to estimate option exercises and employee termination behavior within the valuation model. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Forfeiture estimates are based upon historical forfeiture rates. We do not anticipate paying any cash dividends in the foreseeable future and, therefore, an expected dividend yield of zero is proper.

         The fair value of the stock issued under the ESPP is calculated as the difference between the stock price and the employee purchase price. The compensation cost related to these share-based awards is recognized over the requisite service period. The requisite service period is generally the period during which an employee is required to provide service in exchange for the award. The compensation cost related to stock issuances resulting from employee purchases of stock under the ESPP is recognized during the quarter in which the employee payroll withholdings are made.

Operations Review

         Revenues

         We market and sell our products primarily in North America and Europe through our direct sales force. North American revenues were 80% and 76% of total revenues, respectively, for the first quarters of the 2007 and 2006 fiscal years. We derive our revenues primarily from customer support and related professional services, including training, and consulting. Phone and Web-based agent-assisted support and services provide customers with live interaction with agents who possess the required level of expertise to address individual customer needs. We deliver these services using a variety of tools including computer telephony integration, interactive voice response and the Internet through agent-assisted and self-service channels. Our service agents provide a full range of customer care services including initial product information requests, customer retention initiatives and technical support inquiries for consumer and business customers. Service revenues contain variable fees for training and consulting that are billed to customers, as well as fixed fees for customer support and training. We typically recognize revenues as services are performed based on staffing hours or the number of contacts handled by service agents using contractual rates. Revenues for professional and consulting services are recognized as the services are performed. During the first quarters of the 2007 and 2006 fiscal years our largest three clients accounted for approximately 52% and 58%, respectively, of total revenues. In the first quarter of the 2007 fiscal year our three largest clients accounted for approximately 22%, 17% and 13% of total revenues. In the first quarter of the 2006 fiscal year our three largest clients accounted for approximately 32%, 16% and 10% of total revenues..

         Cost of Revenues

         The costs associated with the revenues mentioned above consist primarily of the expenses related to salaries, benefits, direct expenses and allocated overhead costs of customer support and services personnel, reimbursable expenses for travel that are billed to customers, and fees for sub-contractors.

         Operating Costs

         We allocate the total costs for overhead and facilities, based upon headcount, to each of the functional areas that benefit from these services. Allocated charges include general overhead items such as building rent, equipment leasing costs, telecommunications charges and depreciation expense. Sales and marketing expenses consist primarily of employee compensation for direct sales and marketing personnel, travel, public relations, sales and other promotional materials, trade shows, advertising and other sales and marketing programs. General and administrative expenses consist primarily of compensation for personnel, fees for outside professional advisors, building rent, equipment leasing costs and depreciation and amortization expenses. Intangible assets amortization expense consists primarily of the amortization of intangible assets acquired through our acquisition of the assets of Xtrasource, Inc. These assets are amortized on a straight line basis over their estimated useful lives. Restructuring charges consist primarily of costs incurred in connection with consolidating our facilities and streamlining our work force to achieve better operating results.

         Summary

         Despite the challenges we face, our management believes prospects for future growth are positive. Our revenues continue to grow and we anticipate that the restructuring and cost containment initiatives commenced in 2005 and continued in the current fiscal year will help us achieve consistent profitability. In addition, we believe our financial structure and condition are solid. At June 30, 2006, total assets were $20,281,000 with $7,846,000 of equity.

         Results of Operations

         Condensed Consolidated Results of Operations

         The following discussion should be read in conjunction with our condensed consolidated Financial Statements included in Part I, Item 1 of this Report. Detailed comparisons of revenue and expenses are presented in this consolidated results discussion. Results for interim periods may not be indicative of the results for the full years. The following table sets forth the consolidated statement of operations data as a percentage of total revenues for each of the periods indicated:

         Analysis of Consolidated Statements of Operations

                                                                       Three Months Ended June 30,
                                                        ----------------------------------------------------------
(in thousands)                                               2006         %        2005         %        % Change
------------------------------------------------------------------------------------------------------------------
Revenue                                                 $   14,852      100%    $     8,685   100%       71%

Cost of sales (excludes depreciation and
  amortization)                                             12,365       83%          7,502    86%       65%
                                                        ---------------        --------------
Gross margin                                                 2,487       17%          1,183    14%      110%

Selling, general and administrative expenses                 2,856       19%          1,864    22%       53%
Provision for doubtful accounts                                498        3%             --             100%
Amortization of intangible assets                              136        1%             68     1%       99%
Restructuring charge                                            --                      478     6%        *
Depreciation expense                                           551        4%            442     5%       25%
Stock-based benefit compensation                                --                      (55)   (1)%       *
                                                        ---------------        --------------
Operating loss                                              (1,554)     (11)%        (1,614)  (18)%       *

Other expense, net                                             (73)      (1)%           (40)   (1)%       *
                                                        ---------------        --------------
Loss before income taxes                                    (1,627)     (11)%        (1,654)  (19)%       *
Income tax (provision) benefit                                  18                      (11)              *
                                                        ---------------        --------------
Net loss attributable to common stockholders            $   (1,609)     (11)%   $    (1,665)  (19)%       *
                                                        ===============        ==============
         * Calculation is not meaningful

Three Months Ended June 30, 2006 and 2005

         The comparison of our performance during the first quarter of the 2007 fiscal year to the first quarter of the 2006 fiscal year is as follows:

         Revenues. Revenue increased by $6,167,000 or 71% during the first quarter of the 2007 fiscal year when compared to the same quarter in the 2006 fiscal year. Of this increase, $3,107,000 was attributable to new customers, while $3,060,000 was attributable to a net increase in business volume from existing customers. A significant amount of the increase in revenue was generated through our new customer contact center in Albuquerque, New Mexico. This contact center was opened during the third quarter of the 2006 fiscal year.

         Cost of Sales. Our cost of sales increased by $4,863,000, or 65%, during the first quarter of the 2007 fiscal year when compared to the same quarter in the 2006 fiscal year. The increase in costs was driven principally by the increase in revenue discussed above and an increase in base wages for agents at our contact solution centers. The cost of sales as a percentage of revenue was 83% for the current quarter, versus 86% for the quarter ended June 30, 2005. The decline in cost of sales as a percentage of revenue is primarily a result of the JTIP training reimbursement program offered by the State of New Mexico which resulted in a reduction of our cost of sales of $826,000 (6% of revenue) in the quarter ended June 30, 2006, with no comparable offset in the similar period of the prior year.

         Operating Expenses

         Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased $1,001,000, or 53%, during the first quarter of the 2007 fiscal year when compared to the same quarter in the 2006 fiscal year. The increase was mainly due to the larger facility and operational staff required by the expanding revenue base, as well as the planned increase in sales and marketing activities to drive these revenue increases. While total selling, general and administrative expenses increased, these costs as a percentage of revenue decreased during the current quarter when compared to the same quarter of 2005. As a percentage of revenue, selling general and administrative expenses were 19% of revenue during the current quarter, compared with 22% of revenue during the quarter ended June 30, 2005.

         Provision for doubtful accounts. During the first quarter of the 2007 fiscal year we experienced a significant increase in our bad debt reserve of $466,689 (3% of revenues) for an account receivable from U.S. Digital Television ("USDTV") for services rendered primarily during the quarter. Additionally, we did not receive timely payment of a $400,000 note due June 30, 2006 from USDTV, for which we had established a reserve of $400,000 in prior periods. USDTV filed for Chapter 7 bankruptcy protection on July 6, 2006 after failing to raise an expected new round of capital.

         Amortization of intangible assets. Our amortization expense increased by $68,000 during the quarter ended June 30, 2006 when compared to the same quarter in 2005. This expense results from the amortization of intangible assets which were acquired from Xtrasource, Inc. during fiscal 2005. Due to better-than-expected operating results from the acquired business, the carrying value of the intangible assets was increased in the third quarter of fiscal 2006 by $1,039,000. This increase in the carrying value of the intangible assets is the reason for the substantial increase in amortization expense in the quarter ended June 30, 2006 when compared with the similar quarter in 2005.

         Restructuring charge. In January 2005 we approved a plan to consolidate our Utah contact centers into a single combined center. This restructuring, which took place primarily during the 2006 fiscal year, resulted in $478,000 (6% of revenues) of restructuring charges in the 2006 fiscal year with no comparable event in the first quarter of our 2007 fiscal year.

         Stock-Based Compensation. During the first quarter of our 2007 fiscal year we recognized $21,000 non-cash share-based expense under the provisions of SFAS 123R. This share-based payment expense was included on our consolidated statements of operations as a non-cash compensation cost in the same line item as cash compensation for comparable employees. We adopted SFAS 123R on October 1, 2005 using the modified prospective method outlined in SFAS 123R. Under the modified prospective method there is no restatement of prior-period Financial Statements. During the first quarter of the 2006 fiscal year we recognized a $55,000 stock-based benefit in our statement of operations under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Due to the volatility in the price of our common stock we felt the early adoption of SFAS 123R would minimize the impact of our stock price on our operating results.

         Income tax expense. Our operations are located in multiple tax jurisdictions and may require the payment of income taxes in specific jurisdictions. Income tax benefit for the three-month period ended June 30, 2006 consisted of $17,000 for the amortization of the deferred tax liability accrued as part of the purchase price adjustment for the acquired entity. The income tax expense recorded in the first fiscal quarter of the 2006 fiscal year related to our European operations.

Liquidity and Capital Resources

         Summary of Cash Flow Activities. Working capital at June 30, 2006 was $1,658,000 which was less than the March 31, 2006 working capital level of $3,538,000 by $1,880,000 or 53%. The primary reasons for this decline are discussed in the Operating Activities heading below.

         Operating Activities:

         Net cash flow from operating activities was a negative $2,500,000 for the three months ended June 30, 2006. This principally reflects a net loss of $1,609,000 for the first quarter of fiscal 2007 as well as a substantial decrease in payables and accrued liabilities of $2,294,000 and an increase in other assets of $445,000. These items decreasing cash flows from operations were partially offset by depreciation and amortization of $687,000, the provision for loss on accounts receivable of $498,000 and the decrease in receivables of $676,000. The negative net cash flow from operating activities of $480,000 for the three months ended June 30, 2005 principally reflects a net loss of $1,665,000 as well as a substantial decrease in payables and accrued liabilities of $502,000 and an increase in other assets of $105,000. These items decreasing cash flows from operations were partially offset by depreciation and amortization of $510,000, the restructuring charge of $478,000 and the decrease in receivables of $857,000.

         Investing Activities:

         Net cash used in investing activities of $1,090,000 and $767,000 for the three months ended June 30, 2006 and 2005, respectively, resulted from purchases of property, plant and equipment.

         Financing Activities:

         Net cash provided by financing activities of $839,000 and $737,000 for the three months ended June 30, 2006 and 2005, respectively, principally resulted from net increases in debt of $494,000 and $762,000, respectively, for the 2007 and 2006 fiscal first quarters. Increases also resulted from the exercise of stock options and employee stock purchases of $344,000 and $30,000, respectively, for the 2007 and 2006 fiscal first quarters.

         Summary of Future Cash Requirements. Significant future cash uses, in addition to operational working capital requirements, are currently expected to consist primarily of debt service payments on outstanding long-term debt, capital expenditures and CXP expenses. Substantial measures have also been put in place by us to streamline our costs. We believe these cost containment measures will improve our chances of achieving profitability in future 2007 quarters if we are able to increase our revenues and maintain reasonable expense levels. Based on our fiscal 2007 revenue expectations, we believe our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements through June 30, 2007. However, we experienced significant growth during the 2006 fiscal year which continued into the first quarter of the 2007 fiscal year. If this growth continues, we experience a decline in demand for our services, or we agree on terms with a suitable acquisition candidate we may need to obtain additional debt and/or equity financing to provide funding for new facilities and other working capital requirements.

         If additional funds are raised through the issuance of equity or equity-related securities, our shareholders may experience additional dilution, or such equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock. If adequate funds are not available on acceptable terms to meet our business needs, our business may be harmed. Our expectations as to our future cash flows and our future cash balances are subject to a number of assumptions, including assumptions regarding anticipated increases in our revenue, improvements in general economic conditions and customer purchasing and payment patterns, many of which are beyond our control.

         Contractual Obligations:

         As of June 30, 2006, we were obligated to make cash payments in connection with our capital leases, operating leases and debt payments. The effect of these obligations and commitments on our liquidity and cash flows in future periods is listed below. All of these arrangements require cash payments over varying periods of time. Included in the table below are our significant contractual obligations as of June 30, 2006:

                                                               Payments Due by Fiscal Year
                                                               ---------------------------
                                           Under 1                                    After 5
Contractual Obligations:                     Year        1-3 Years     4-5 Years       Years          Total
------------------------                  -------------  ---------     ---------       -----          -----
Long Term Debt (principal only) (1)       $  2,481,000     $ 1,187,000  $        -  $          -   $ 3,668,000
Capital Leases                                 414,000         517,000     200,000             -     1,131,000
Operating Leases                             3,049,000       4,980,000   2,612,000       136,000    10,777,000
Less: subleases                                (47,000)        (51,000)          -             -       (98,000)
                                          ------------- ------------- ------------- ------------- ---------------
Total Contractual Cash Obligations        $ 5,897,000      $ 6,633,000  $2,812,000  $    136,000   $15,478,000
                                          ============= ============= ============= ============= ===============

(1) Our long-term debt carries interest rates of 7.4% to 9.7%.

Seasonality

         Our operating results have historically been affected by the seasonal variances experienced by some of our significant clients. Historically, our third and fourth quarters have been favorably affected by a significant increase in service requests received from our support of certain clients' products, and our first and second quarters have had relatively lower revenue and have often been unprofitable. Going forward, we anticipate that we will continue to have seasonal variances.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         We provide customer contact solutions for companies located around the world. Generally, sales are denominated in the local currency of our customers. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. To date, the effect of changes in foreign currency exchange rates on our revenues and operating expenses has not been material. However, this could change in the future if the percentage of our international sales continues to grow. We do not currently use derivative instruments to hedge against foreign exchange risk. As such, we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S. dollar and the Euro. We manage exposure to variability in foreign currency exchange rates primarily due to the fact that liabilities and assets, as well as revenues and expenses, are denominated in the local currency. However, different durations in our funding obligations and assets may expose us to the risk of foreign exchange rate fluctuations. We have not entered into any derivative instrument transactions to manage this risk. Based on our overall foreign currency rate exposure at June 30, 2006, we do not believe that changes in foreign currency rates will have a materially adverse impact on our financial condition or results of operations.

         We also have exposure to market risk for changes in interest rates related primarily to our long-term debt. We do not feel that interest rate fluctuations will have a material impact on our financial position or results of operations in the 2007 fiscal year.

Item 4.  Controls and Procedures

         An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO") of the effectiveness of our disclosure controls and procedures, as of June 30, 2006. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the SEC's rules and forms. Our management, including our CEO and CFO, also supervised and participated in an evaluation of any changes in internal controls as of the end of the period covered by this report and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Based on that evaluation, our executive management, including our CEO and our CFO, concluded that there had been no changes to our internal controls that would have had a material affect over the financial reporting for the quarter ended June 30, 2006.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

         None

Item 1A. Risk Factors

         In addition to factors discussed elsewhere in this Report, the following are important risks which could adversely affect our future results. We have updated the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the Year Ended March 31, 2006 (our "Annual Report"), filed with the Securities and Exchange Commission, as set forth below. Included in the risk factors listed below from our Annual Report is one new item which has a statement heading of "Some of our expenses are fixed and we might not be able to reduce these expenses quickly if we fail to meet our revenue expectations."

         We do not believe this addition constitutes a material change to the risk factors identified in our Annual Report. Additional risks and uncertainties not presently known to us or that we currently do not deem material may also impair our business operations. If any of the risks we describe below occur, or if any unforeseen risks develop, our operating results may suffer, our financial condition may deteriorate, the trading price of our common stock may decline and investors could lose all or part of their investment in us.

         We are experiencing revenue growth and our future operations will require skilled management of this growth.

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

          Our operations were impacted during fiscal 2006 and 2007 by rising personnel costs. The increasing personnel costs relate primarily to short supplies of qualified personnel in some of our customer contact solutions centers. We have been able to pass on some, but not all, of the increased personnel costs to our clients. It is not possible to predict the future trend of supplies of qualified personnel at reasonable rates, or our ability to pass on future price increases to clients.

         Managing the utilization level of our resources is necessary in order to achieve our desired profitability.

         Our business strategy requires us to efficiently utilize personnel and physical facilities in an effort to increase our profitability. As we expand our operations, we may not be able to manage the level of personnel and facilities to reach our desired levels of utilization, which may affect our profitability. Also, if we lose existing clients, we may have excess personnel and physical facilities that would have an adverse effect on our business operations and our profitability.

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

         Some of our expenses are fixed and we might not be able to reduce these expenses quickly if we fail to meet our revenue expectations.

         Certain of our expenses, such as employee compensation and outsourcing of technical support and certain development functions, are relatively fixed in the short term. Other expenses such as leases are fixed over a considerably longer term. Moreover, our revenue forecasts are based, in part, upon our expectations regarding new clients and expansion of services to existing clients. As a result, in any particular quarter our revenue can fall below expectation making it more difficult for us to meet operating expenses for that quarter. Accordingly, such revenue shortfalls would have a disproportionate negative effect on our expected operating results for that quarter.

         If we do not keep up with the rapid technological change experienced by the customer contact service industry, our products and services may become obsolete and we may lose clients.

         The customer contact service industry is characterized by rapid technological change, alterations in customer requirements and preferences, and the emergence of new industry standards and practices. Our operating results and financial condition will depend, in part, on our ability to develop solutions that keep pace with the continuing changes in information technology, evolving industry standards, and changing client requirements. There can be no assurance that we will be successful in adequately addressing these developments on a timely basis or that, if these developments are addressed, we will be successful in the marketplace. In addition, products or technologies developed by others could render our services non-competitive or obsolete. Our failure to address these developments could have a material negative effect on our business and financial condition.

         We may be unable to attract, train and retain key management, technical and marketing personnel.
         Our success will depend, in large part, on our ability to attract, retain and train highly qualified technical, managerial and marketing personnel with the expertise required to successfully conduct our operations. We have entered into employment agreements with certain of our key managerial personnel; however, those agreements are subject to termination under various circumstances. If we lose any key personnel or are unable to attract, retain, train or motivate qualified personnel, our business operations and financial condition may be materially and adversely affected.

         We have a history of losses and may continue to experience losses.
         We experienced net losses in five of our last seven fiscal years including the fiscal year ended March 31, 2006. We had an accumulated deficit of $(14,041,000) as of June 30, 2006. We cannot provide any assurances that we will be able to consistently maintain profitable operations. We may incur losses in future periods, particularly if we lose clients, are unable to attract and retain new clients or do not properly utilize our resources.

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

         Three clients accounted for approximately 52% of our revenues for the three months ended June 30, 2006. Revenues for each of these three clients were approximately 22%, 17% and 13%, respectively, during the quarter ended June 30, 2006.

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

         We provide unsecured credit terms to our clients. Based on credit evaluations and other information gathered by our personnel, we establish credit terms for each client; however, there can be no assurance that our future credit losses will be consistent with our expectations. A significant change in the liquidity or financial condition of one or more key clients, or a larger number of smaller clients, or further deterioration in the economic environment, in general, could have an adverse impact on the collection of our accounts receivable and our future operating results.

         Market volatility and fluctuations in our stock price and trading volume may cause sudden decreases in the value of an investment in our common stock.

         The market price of our common stock has historically been, and we expect it to continue to be, volatile. This price has ranged between $1.35 and $10.35 during the 39 months ended June 30, 2006. The market for our common stock has, from time-to-time, experienced extreme price and volume fluctuations, which have sometimes appeared to be unrelated to our operating performance. Our stock price has also been affected by our public announcements regarding things such as quarterly earnings, changes in clients, financial or operating condition of our clients, our ability to obtain financing and the status of existing or proposed corporate partnerships. Consequently, events both within and beyond our control may cause shares of our common stock to lose their value rapidly.

         We are susceptible to business and political risks from international operations that could result in reduced revenues or earnings.

         We operate businesses or have contractual relationships in the Netherlands, France, Sweden, Brazil and India and are considering the possibility of expanding into other countries. Additionally, there is increasing demand for offshore customer care outsourcing capacity from North American companies. Expansion of our existing international operations and entry into additional countries will require management attention and financial resources. In addition, there are certain risks inherent in conducting business internationally including: exposure to currency fluctuations, longer payment cycles, greater difficulties in accounts receivable collection, difficulties in complying with a variety of foreign laws, unexpected changes in legal or regulatory requirements, difficulties in staffing and managing foreign operations, political instability and potentially adverse tax consequences. To the extent we do not manage our international operations successfully, our business could be adversely affected and our revenues and/or earnings could be reduced.

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

         The market for customer contact services is highly fragmented and very competitive. In certain segments of the industry; however, the customer contact services industry has begun to experience a degree of consolidation, and the development of major customer contact center companies has resulted in an additional level of competition from service providers that have greater name recognition, larger installed customer bases, and significantly greater financial, technical, and marketing resources than we have. Large established enterprise software companies may leverage their existing relationships and capabilities to offer customer service applications. In other instances, many large companies provide their own in-house customer care support and customer training. Also, a number of existing companies have experienced rapid internal growth, and several of these companies have been active in acquiring smaller regional customer contact services companies and are becoming major competitors with a measurable share of this rapidly expanding market. If our competitors provide more efficient or less expensive services, we may lose market share and revenues.

         A failure of our computers, telecommunications equipment or software systems could interrupt our ability to provide our services.

         Our business depends to a large extent on computers, telecommunications equipment and software systems (both equipment and systems maintained by us and equipment and systems maintained by third parties). A natural disaster, human error, equipment malfunction or inadequacy or multiple other events could result in prolonged interruption in our ability to provide support services to clients or their customers. The temporary or permanent loss of computer or telephone equipment or systems, through casualty, operating malfunctions or otherwise, could have a material adverse effect on our operations, property or financial condition, and business interruption insurance may not be adequate to compensate for all losses that may be incurred.

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

         Our Articles of Incorporation and Bylaws, the Utah Revised Business Corporation Act, and the Utah Control Shares Acquisition Act each contain certain provisions that may have the effect of inhibiting a non-negotiated merger or other business combination. Our Articles of Incorporation grant to our Board of Directors the authority, without further action by our shareholders, to fix the rights and preferences of, and issue shares of preferred stock. Our Bylaws provide advance notice requirements that may limit the opportunity for our shareholders to advance nominees for election to our Board of Directors or submit matters from the floor at our meetings of our shareholders. In addition, our Board of Directors has adopted a Shareholder Rights Plan which imposes constraints on transactions which could result in a change of control of Sento. These provisions may deter hostile takeovers or delay or prevent changes in control of Sento or changes in our management, including transactions in which shareholders might otherwise receive a premium for their shares over the then-current market prices. In addition, these provisions may limit the ability of our shareholders to approve transactions that they may deem to be in their best interests.

         We have never declared a dividend on our common stock and we do not anticipate paying dividends in the foreseeable future.

         No dividends have ever been declared or paid on our common stock. We intend to retain any future earnings for use in our business and do not anticipate paying any dividends on our common stock in the foreseeable future.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits

         Exhibit 10.1:              Amendment to Loan and Security Agreement
                                    with Silicon Valley Bank
         Exhibits 31.1 and 32.1:    Certifications of the Company's Chief
                                    Executive Officer
         Exhibits 31.2 and 32.2:    Certifications of the Company's Chief
                                    Financial Officer

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SENTO CORPORATION
                                          (Registrant)


Date:  August 14, 2006                  By  /s/ Patrick F. O'Neal
                                          --------------------------------------
                                           Patrick F. O'Neal,
                                           President and Chief Executive Officer


Date:  August 14, 2006                  By  /s/ Anthony J. Sansone
                                          --------------------------------------
                                          Anthony J. Sansone, Chief Financial
                                          Officer and Corporate Secretary