Form 10-Q
period 2006-09-30
SENTO CORP
filed 2006-12-28
CIK 4317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended September 30, 2006 or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ___________ to ___________.

Sento Corporation
(Exact name of registrant as specified in its charter)
Utah	000-06425	87-0284979
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each class of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 30, 2006
Common capital stock	3,994,926
$.25 par value

SENTO CORPORATION

Quarterly Report on Form 10-Q

Quarter ended September 30, 2006

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	2

Item 1.	Consolidated Financial Statements (unaudited)	2

Condensed Consolidated Balance Sheets	2

Condensed Consolidated Statements of Operations	3

Condensed Consolidated Statements of Cash Flows	4

Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION	27

Item 1. Legal Proceedings	27

Item 1A. Risk Factors	27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3. Defaults Upon Senior Securities	34

Item 4. Submission of Matters to a Vote of Security Holders	34

Item 5. Other Information	34

Item 6. Exhibits	34

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SENTO CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except par value data)

(Unaudited)

ASSETS

	September 30, 2006	March 31, 2006
Current assets:
Cash and cash equivalents	$2,031	$4,499
Accounts receivable, less allowance for doubtful accounts of $627 and $120 at September 30, 2006 and March 31, 2006, respectively	7,379	7,688
Training reimbursement receivable	167	736
Prepaid and other current assets	1,456	1,069
Total current assets	11,033	13,992
Property and equipment, net	7,552	7,068
Intangible assets, net	1,632	1,904
Other assets	712	351
Total assets	$20,929	$23,315

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,647	$3,687
Accrued salaries and payroll taxes	2,583	3,559
Current portion of accrued restructuring expenses	87	87
Current portion of long-term debt and capital leases	4,734	2,155
Current portion of accrued contingent consideration from business acquisition	603	471
Current portion of deferred lease incentive	62	63
Current portion of deferred tax liability	78	83
Other current liabilities	675	349
Total current liabilities	12,469	10,454

Long-term debt and capital leases, net of current portion	1,563	1,925
Accrued restructuring expenses, net of current portion	65	116
Accrued contingent consideration from business acquisition, net of current portion	1,112	1,244
Deferred lease incentive, net of current portion	228	323
Deferred tax liability, net of current portion	170	206
Total liabilities	15,607	14,268

Stockholders’ equity:
Common stock, $0.25 par value, 50,000 shares authorized; 3,995 and 3,868 shares issued and outstanding at September 30, 2006 and March 31, 2006, respectively	999	967
Additional paid-in capital	20,926	20,583
Accumulated deficit	(16,624)	(12,432)
Accumulated other comprehensive income (loss) – foreign currency translation adjustment	21	(71)
Total stockholders’ equity	5,322	9,047
Total liabilities and stockholders’ equity	$20,929	$23,315

See accompanying notes to unaudited condensed consolidated Financial Statements.

SENTO CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005

Revenue	$13,563	$9,776	$28,415	$18,461

Cost of sales	12,845	7,417	26,037	14,919
Training incentive reimbursements	409	-	(418)	-
Net cost of sales	13,254	7,417	25,619	14,919

Gross profit	309	2,359	2,796	3,542

Product development	-	49	-	49
Selling, general and administrative expenses	1,994	1,516	4,865	3,333
Provision for doubtful accounts	83	(11)	566	37
Amortization of intangible assets	136	68	272	136
Restructuring charge	-	-	-	477
Depreciation Expense	570	419	1,121	861
Share-based compensation benefit	-	(14)	-	(69)
Income (loss) from operations	(2,474)	332	(4,028)	(1,282)

Interest income	3	24	12	49
Interest expense	(113)	(34)	(203)	(87)
Other income (expense), net	(6)	(6)	1	(17)
Net income (loss) before income taxes	(2,590)	316	(4,218)	(1,337)
Income tax benefit (expense)	7	(6)	26	(18)
Net income (loss) attributable to common stockholders	$(2,583)	$310	$(4,192)	$(1,355)

Basic net income (loss) per share	$(0.65)	$0.08	$(1.06)	$(0.36)

Diluted net income (loss) per share	$(0.65)	$0.08	$(1.06)	$(0.36)

Basic weighted average number of common and common equivalent shares outstanding	3,994	3,800	3,967	3,795
Diluted weighted average number of common and common equivalent shares outstanding	3,994	3,870	3,967	3,795

See accompanying notes to unaudited condensed consolidated Financial Statements.

SENTO CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended
	September 30,	September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(4,192)	$(1,355)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,121	861
Amortization of intangible assets	272	136
Amortization of deferred lease incentives	(96)	-
Non-cash interest expense related to warrants issued with convertible debentures	-	7
Stock-based 123R expense	29	-
Share-based compensation benefit	-	(69)
Write-down of training incentive reimbursements	409	-
Provision for doubtful accounts	566	37
Restructuring charge	-	477
Provision for deferred taxes	(41)	-

Changes in operating assets and liabilities:
Accounts receivable	(256)	(122)
Other assets	(589)	(57)
Accounts payable	(39)	(75)
Accrued liabilities and other	(702)	277
Net cash provided by (used in) operating activities	(3,518)	117

Cash flows from investing activities:
Purchase of capital assets	(1,604)	(1,087)
Net cash used in investing activities	(1,604)	(1,087)

Cash flows from financing activities:
Principal payments of long-term debt, capital leases and credit line	(3,547)	(943)
Proceeds from issuance of long-term debt, capital leases and credit line	5,763	1,097
Proceeds from exercise of stock options, warrants and employee stock purchases	345	33
Purchase of treasury stock	-	(56)
Net cash provided by financing activities	2,561	131
Effect of foreign currency translations	93	(80)
Net decrease in cash and cash equivalents	(2,468)	(919)
Cash and cash equivalents at beginning of period	4,499	5,698
Cash and cash equivalents at end of period	$2,031	$4,779
Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$186	$89
Income taxes	$13	$4

See accompanying notes to unaudited condensed consolidated Financial Statements.

SENTO CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2006

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organization and Description of Business

Sento Corporation (the “Company” or “we”) specializes in Right ChannelingSM, a proven methodology designed to optimize customer contact solutions and assist companies in making informed choices for multi-channel communication that support their business goals and customer expectations. The Company offers outsourced customer contact services designed to optimize the way companies interact with their customers to enhance brand loyalty, improve customer satisfaction, drive business initiatives and reduce service costs. Through a proprietary Customer Choice PlatformSM (the “Customer Choice PlatformSM” or “CCP”), the Company offers comprehensive professional services and customer interaction tools for customer acquisition, service and technical support. Companies can select communication channels from a range of integrated live support and web-enabled self-help applications that combine voice, chat, email and web forums.

The Company’s operations are carried out by its two wholly-owned subsidiaries, Sento Technical Services Corporation, a Utah corporation, and Xtrasource Acquisition Inc., a Delaware corporation (which in turn conducts its European operations through two wholly-owned subsidiaries). The Company’s operations are located in Utah, Wyoming, New Mexico, North Carolina, the Netherlands and France. In addition, the Company has contractual relations with third-party providers in Brazil, India, and Sweden.

The Company incurred negative cash flows in the first six months of the current fiscal year to fund operations and ended the period with negative working capital. Additionally, given the Company’s financial performance over the last six months, there is no assurance the Company will be able to remain in compliance with the covenants of its Loan and Security Agreement (“Loan Agreement”). However, these Condensed Consolidated Financial Statements have been prepared on a going concern basis, which assumes continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The ability of the Company to continue as a going concern is predicated upon, among other things, compliance with the provisions of the covenants of its current borrowing arrangements, the ability to generate cash flows from operations and the completion of the funding activities currently being pursued by the Company. To complete these funding activities the Company has executed an Advisory Agreement (see Note 14) with an investment banking firm to seek longer-term financing for the Company and executed an Amendment to its Loan and Security Agreement with its primary financial institution allowing the Company to draw up to an additional $1.2 million on a line of credit secured by accounts receivable. As described more fully in Note 14, the Company completed a $3.0 million financing on December 22, 2006 where certain parties purchased 3,000 shares of the Company’s newly designated Series B Preferred Stock.

The Company believes the additional capital secured, along with the increased borrowing line, are adequate to fund operations and commitments through the next 12 months. In the future, if the Company is in default on the current borrowing arrangements it might not be permitted additional advances under the Loan Agreement, which would have a negative effect on liquidity. At September 30, 2006, the Company was in compliance with the relevant covenants of the Loan Agreement.

The Company files annual, quarterly, current reports and proxy statements with the Securities and Exchange Commission (“SEC”). These filings are available to the public over the Internet on the SEC’s Web site at http://www.sec.gov and on the Company’s Web site at http://www.sento.com. You may also read and copy any document the Company files with the SEC at its public reference facilities in Washington, D.C. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F St. NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information relating to the operation of the public reference facilities.

Preparation and Presentation of Interim Financial Statements

These Condensed Consolidated Financial Statements (“Financial Statements”) have been prepared by the Company, without audit, with the exception of the March 31, 2006 consolidated balance sheet which was taken from the audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006. These Financial Statements include condensed consolidated balance sheets, condensed consolidated statements of operations and condensed consolidated statements of cash flows. These Financial Statements reflect all normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the interim financial information. Certain information and footnote disclosures normally included in Financial Statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted under SEC rules and regulations. These Financial Statements and notes included herein should be read in conjunction with the Company’s audited consolidated Financial Statements and notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006. Certain previously reported amounts have been reclassified to conform to current period presentation.

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

Recently Issued Accounting Standards

The Company has reviewed all recently issued accounting standards to determine their potential effect, if any, on the results of operations or financial position of the Company. Based on that review, the Company does not currently believe that any of these recent accounting pronouncements will have a significant effect on its current or future financial position, results of operations, cash flows, or disclosures, except as disclosed in Note 4 below under the heading “Stock-Based Compensation” and in regards to Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) issued by the Financial Accounting Standards Board (“FASB”) in May 2005. SFAS 154 replaces Accounting Principles Board (“APB”) Opinions No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28” (“SFAS 3”) and provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 was adopted on April 1, 2006 and has had no material impact on these Financial Statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), an amendment of FASB Statements No. 133 and 140. SFAS 155 became effective for the Company on April 1, 2006. SFAS 155 permits interests in hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation, to be accounted for as a single financial instrument at fair value, with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. SFAS 155 was adopted on April 1, 2006 and has had no material impact on these Financial Statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes recognition and measurement threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effects that FIN 48 will have on its accounting for income tax practices.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the effects SFAS 157 will have on its financial statements.

2. CASH AND CASH EQUIVALENTS

The Company considers all short-term highly liquid investments with an original maturity of three months or less to be cash equivalents. Certain cash and cash equivalents are deposited with financial institutions, and at times such amounts exceeded insured depository limits. The Company periodically inspects the soundness of the financial institutions with which it does business to manage its risk related to such uninsured deposits. Certain collateral requirements of a financial institution and a vendor of the Company have been satisfied by depositing funds in a restricted account. As of September 30, 2006 and March 31, 2006, respectively, amounts of $180,252 and $206,106 of restricted cash were included in other assets on the balance sheet due to their long-term nature.

3. LONG-TERM DEBT AND CAPITAL LEASES

On August 11, 2006, the Company amended the original Loan and Security Agreement (the “Agreement”) which was entered into on April 15, 2003 for working capital and equipment financing (along with previous amendments). The Agreement included a line of credit (the “Line”) with a bank that allowed the Company to borrow up to the lesser $3,000,000 or 80% of eligible accounts receivable plus qualifying deposits in aggregate cash or letters of credit. The Line accrued interest at 1% over the bank’s prime rate (8.25% as of September 30, 2006). The Line matures on June 30, 2007. The Agreement reduced certain restrictive covenants related to minimum liquidity and tangible net worth levels required of the Company. In addition, the Agreement created a $1,000,000 hold back under the current Line until the Company raised additional debt and/or equity. The Agreement also increased the base interest rate charged on draws taken by the Company by one half percent when the liquidity coverage of the Company is less than certain levels prescribed in the Agreement. The Company’s obligations under the Agreement continued to be secured by certain assets of the Company. The Agreement continued the Line through June 30, 2007. As of September 30, 2006, the Company had $1,960,000 outstanding against the Line.

The Company is subject to customary affirmative and restrictive covenants under the Agreement, including restrictions on the Company’s ability to incur additional indebtedness and maintenance of minimum tangible net worth and subsidiary investment levels or debt service and quick ratio levels. The Agreement also includes customary events of default, including bankruptcy events, entry of judgments against the Company and occurrence of material adverse changes. Upon the occurrence of an event of default, the financial institution may cease to provide advances under the Line.

The Company was in compliance with all debt covenants at September 30, 2006. The Company’s obligations under the agreement are secured by certain assets of the Company. In November 2006, the Company executed amendments to its Loan and Security Agreement. See Note 14 for a more detailed description of the amendments.

4. SHARE-BASED COMPENSATION

During the six months ended September 30, 2006, options to purchase 85,678 shares of the Company’s common stock were exercised and 5,021 shares of common stock were purchased by employees under the Company’s Employee Stock Purchase Plan, resulting in $345,409 of net proceeds to the Company. Also, during the six months ended September 30, 2006, 57,500 warrants were tendered for a net 35,937 shares of common stock under the cashless exercise provisions of the warrants.

During the six months ended September 30, 2005, options to purchase 250 shares of common stock were exercised and 15,757 shares of common stock were purchased by employees under the Company’s Employee Stock

Purchase Plan, resulting in $33,068 of net proceeds to the Company. There were no warrants tendered for shares of common stock during the second quarter of the 2006 fiscal year.

Stock-Based Compensation

Effective October 1, 2005, the Company eliminated variable accounting treatment for stock options with its early adoption of the fair value provisions of SFAS No. 123R (revised 2004), “Share-Based Payments” (“SFAS 123R”), requiring measurement and recognition of expense for all share-based payment awards to employees and directors based on estimated fair values. SFAS 123R supersedes SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) and APB No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Prior to October 1, 2005 the Company accounted for stock option plans under the recognition and measurement provisions of APB 25 and related interpretations, as permitted by SFAS 123 which did not require compensation cost be recognized for the Company’s stock options provided the option exercise price was established at 100% of the common stock fair market value on the date of the grant.

The fair value provisions of SFAS 123R were adopted under the modified prospective transition method. Under this method, compensation cost recognized subsequent to October 1, 2005 includes compensation cost related to non-vested stock awards as of October 1, 2005, by recognizing the unamortized grant date fair value of those awards over their remaining service period with no change in historical earnings. Awards granted after October 1, 2005 receive fair value treatment on a straight line basis over the service periods of each award. Additionally, SFAS 123R requires companies to record compensation expense for the unvested portion of previously granted awards as they continue to vest, as calculated previously and recorded in accordance with the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”  During the second quarter of the current fiscal year the Company recognized stock-based compensation expense of $8,000. During the six months ended September, 30, 2006 the Company recognized stock-based compensation expense of $29,000. These amounts were included as non-cash compensation costs in the same line items as cash compensation for comparable employees on the consolidated statements of operations in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated.

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

Option valuation models require the input of highly subjective assumptions including expected stock price volatility. Expected volatility is based on the historical volatility of the Company’s common stock over a period consistent with the expected term of the options. The Company uses historical data to estimate option exercises and employee termination behavior within the valuation model. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Forfeiture estimates are based upon historical forfeiture rates. The Company does not anticipate paying any cash dividends in the foreseeable future and, therefore, an expected dividend yield of zero is proper. The table listed below summarizes the assumptions used for the first six months of the 2007 and 2006 fiscal years:

	September 30, 2006	September 30, 2005
Risk-free interest rate	3.7 – 4.0%	2.7 – 4.5%
Expected dividend yield	0.00%	0.00%
Expected lives in years	5.0	5.0
Expected volatility	75-90%	66-90%

If the fair value provision of SFAS 123R had been applied to all stock-based compensation for periods prior to October 1, 2005, net income and earnings per share would have changed for the three and six month periods ended September 30, 2006 to the pro forma amounts shown in the following table (in thousands, expect per share data):

		Three Months Ended	Six Months Ended
		September 30, 2005	September 30, 2005
Net loss attributable to common stockholders	As reported	$310	$(1,355)
Add actual compensation benefit included in reported net loss	As reported	(14)	(69)
Deduct expense determined under fair value provision of SFAS No. 123	Pro forma	(53)	(91)
Pro forma net income (loss) had Company not adopted SFAS 123R	Pro forma	$243	$(1,515)

Basic and diluted loss per share	As reported	$0.08	$(0.36)
	Pro forma	$0.06	$(0.40)

Compensation expense for pro forma purposes is reflected over the vesting period, in accordance with the method described in FASB Interpretation (“FIN”) 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” The full impact of calculating compensation cost for stock options under SFAS 123R may not be representative of the effects on reported net income (loss) for future years.

With the Company’s adoption of SFAS 123R on October 1, 2005, the variable accounting treatment for options re-priced under the Exchange Program is no longer required. From April 2003 through September 2005 the Company recorded a cumulative net expense of $1,147,000 from marking these options to market. The impact of adopting SFAS 123R for the three and six months ended September 30, 2006 was an increase of the Company’s net loss by approximately $8,000 and $29,000, respectively, and an increase of the Company’s net loss per common share of $0.01. All of this additional compensation expense has been included as non-cash compensation costs in the same line items as cash compensation for comparable employees on the consolidated statements of operations for the three and six months ended September 30, 2006.

On November 10, 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” This FSP provides a practical transition election related to the accounting for the tax effects of share-based payment awards to employees, as an alternative to the transition guidance for the additional paid-in capital pool (“APIC pool”) in paragraph 81 of SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the APIC pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R. The guidance in this FSP is effective after November 10, 2005. The Company may take up to one year from the later of adoption of SFAS 123R or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. The Company is currently evaluating the transition alternatives.

Stock Option Plans

The Company grants stock options to employees and non-employee directors under its Omnibus Stock Incentive Plan. Vesting requirements for awards under this plan vary by individual grants and are time-based. The majority of the options granted under the plan have a contractual life of 10 years. However, some of the grants have a contractual life of 5 years. The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted average assumptions for the quarters ended September 30, 2006 and 2005 are listed above. They include an expected volatility which is based on historical volatility of the Company’s common stock. The Company uses historical data to estimate option exercises and employee termination behavior within the valuation model. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

A summary of stock option activity for the six months ended September 30, 2006 is presented below:

Description	Shares	Weighted Average Exercise Price
Outstanding at March 31, 2006	589,264	$3.94
Granted	—	—
Exercised	(85,678)	3.61
Forfeited/cancelled	(100)	8.23

Outstanding at September 30, 2006	503,486	$3.99
Options exercisable at September 30, 2006	473,465	$4.06

A summary of stock options outstanding and exercisable at September 30, 2006 is presented below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$1.60 to $1.60	137,029	5.95	$1.60	129,385	$1.60
$1.65 to $2.88	51,714	3.21	2.32	51,181	2.33
$3.10 to $3.10	99,650	8.8	3.10	99,650	3.10
$3.14 to $4.99	58,900	7.83	3.90	39,900	4.27
$5.00 to $5.93	51,250	3.37	5.14	48,750	5.10
$6.31 to $6.31	25,000	8	6.31	25,000	6.31
$7.95 to $7.95	25,000	7.75	7.95	25,000	7.95
$8.07 to $8.07	5,150	7.80	8.07	4,806	8.07
$8.23 to $8.23	43,543	7.58	8.23	43,543	8.23
$18.00 to $18.00	6,250	2.50	18.00	6,250	18.00

Total	503,486	6.50	$3.99	473,465	$4.06

Employees’ Stock Purchase Plan

The Company has an Employees’ Stock Purchase Plan (“ESPP”) which permits employees to invest by means of periodic payroll deductions in Company common stock at 85% of the closing price of the common stock on the last day of the applicable purchase period. The purpose of the stock purchase plan is to provide a method whereby employees of the Company may acquire a proprietary interest in the Company through the purchase of shares of common stock. The stock purchase plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. The total number of shares which may be sold pursuant to the plan may not exceed 250,000 shares, of which 143,983 remained available at September 30, 2006.

During fiscal 2006, 13,692 shares of the Company’s common stock were purchased by plan participants. During the six months ended September 30, 2006, 5,021 shares, respectively, of the Company’s common stock were purchased by plan participants. The weighted average fair value of employee stock purchase rights issued pursuant to the ESPP was ($1.57) and $0.34 during the six months ended September 30, 2006 and 2005, respectively. There were no shares issued under the ESPP during the three months ended September 30, 2006 and 2005, respectively. The fair value of the stock purchase rights was calculated as the difference between the weighted average stock price over the period compared to the employee purchase price. During the three and six month periods ended September 30, 2006 the Company recognized stock-based compensation expense related to the ESPP of $0 and $10,000 which was included as non-cash compensation costs in the same line items as cash compensation for comparable employees on the consolidated statements of operations in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated.

Retirement Plan

The Company has a qualified defined contribution retirement plan under Section 401(k) of the Internal Revenue Code. The plan covers all employees who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. In addition, employer contributions are made at the discretion of the Board of Directors. Participants are fully vested at all times in employee contributions. Employer contributions vest over a six-year period. No employer contributions were made during the first six months of fiscal 2007 or the two previous fiscal years.

5. NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed in accordance with SFAS No. 128, (“Earnings Per Share”) by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from shares of common stock issuable through stock options, warrants and other convertible securities, if dilutive. Options and warrants to purchase 368,229 and 346,012 shares of common stock, respectively, have not been included in the calculation of diluted common stock outstanding for the three and six-month periods ended September 30, 2006, because to do so would be anti-dilutive. Options and warrants to purchase 69,736 shares of common stock have been included in the calculation of diluted common stock outstanding for the three months ended September 30, 2005, because to do so would be anti-dilutive. Options and warrants to purchase 70,217 shares of common stock have not been included in the calculation of diluted common stock outstanding for the six months ended September 30, 2005, because to do so would be anti-dilutive.

6. FACILITIES CONSOLIDATION

In January 2005, the Company approved a plan to consolidate its Utah contact solution center facilities into one “super center” by July 2005. As part of this plan, $477,575 was charged to the Company’s statement of operations for the first fiscal quarter of 2006. The remaining expense from the consolidation relates to accrued facilities and relocation costs for the abandoned facilities. The following summarizes the costs recorded as a restructuring charge during the three months ended June 30, 2005 (in thousands):

Discounted value of future facilities lease obligations	$330
Impairment of leasehold improvements	122
Moving costs and other	25
$477

  The following is a reconciliation of accrued restructuring expense during the six months ended September 30, 2006:

Accrued restructuring expense at March 31, 2006	$203
Accretion of discount on future rent	5
Costs paid during period	(56)
Accrued restructuring expense at September 30, 2006	152
Less current portion of accrued restructuring expense	(87)
Long-term accrued restructuring expense	$65

7. INTANGIBLE ASSETS

As discussed more fully in Note 11 (“Business Acquisition”) of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006, the Company acquired substantially all of the assets of Xtrasource, Inc. (“Xtrasource”) in October, 2004. Resulting from this acquisition the Company has recognized intangible assets primarily from the Xtrasource customer contracts and customer base. The Company agreed to pay the owners of Xtrasource a quarterly contingent earnout (the “Earnout”) through September 30, 2009. The accrued contingent consideration on the consolidated balance sheets represents the Company’s estimate of the Earnout liability. Purchased intangible assets are carried at cost (after purchase price adjustment) less accumulated amortization. The carrying value of these intangible assets is as follows (in thousands):

	September 30, 2006	March 31, 2006
Intangible assets	$2,405	$2,405
Less: Accumulated amortization	(773)	(501)
Intangible assets, net	$1,632	$1,904

Amortization of the Company’s intangible assets is recorded in accordance with the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets,” (“SFAS 142”). The Company uses the straight-line method to expense these intangible assets over their expected useful life of approximately five years. In addition to the recording of amortization related to these assets, there is also a test performed at least annually, and more frequently under certain circumstances, to determine if the intangible assets have been impaired. The Company reported amortization expense on purchased intangible assets of $272,000 and $136,000 for the six month periods ended September 30, 2006 and 2005, respectively.

The Company’s judgments regarding the existence of impairment are based on market conditions, operational performance of the business and considerations of any events that are likely to cause impairment. Future events could cause the Company to conclude that impairment indicators exist and that intangible assets associated with the Company’s acquired business are impaired. The Company currently operates in one reportable segment, which is also the only reporting unit for the purposes of SFAS 142. The Company performed its annual intangible assets impairment tests at December 31, 2005 and an interim test at September 30, 2006, and concluded that the intangible assets were not impaired as the fair value of the specifically identifiable assets exceeded their carrying value.

8. INCOME TAXES

Even though the Company had consolidated net losses for the first six months of the 2007 and 2006 fiscal years, the Company’s operations are located in multiple tax jurisdictions and may require the payment of income taxes in specific jurisdictions. Income tax benefit (expense) for the six-month periods ended September 30, 2006 and 2005, respectively, consist of the provision for income taxes on the Company’s European operations net of amortization of the Company’s deferred tax liabilities.

9. GEOGRAPHIC INFORMATION

The following geographic area data includes net revenue, expenses, net income (loss) and long-lived assets of the Company based on physical location (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Revenue:
United States	$9,950	$7,720	$21,917	$14,311
Europe	3,613	2,056	6,498	4,150
Consolidated total	13,563	9,776	28,415	18,461

Expenses:
United States	12,517	$7,491	25,637	15,642
Europe	3,629	1,975	6,970	4,174
Consolidated total	16,146	$9,466	32,607	19,816

Net Income (Loss):
United States	(2,567)	$229	(3,720)	(1,331)
Europe	(16)	81	(472)	(24)
Consolidated total	$(2,583)	$310	$(4,192)	$(1,355)

	September 30, 2006	March 31, 2006

Long-lived assets:
United States	$7,362	$7,141
Europe	2,534	2,182
Consolidated total	$9,896	$9,323

10. SEASONALITY

The Company’s operating results have historically been affected by the seasonal variances experienced by some of its significant clients. Historically, the third and fourth fiscal quarters have been favorably affected by a significant increase in service requests experienced from the Company’s support of certain clients’ products and/or services. The Company anticipates that it will continue to have seasonal variances.

11. JOB TRAINING INCENTIVE REIMBURSEMENT

In October 2005, the Company was awarded employment-related training reimbursements by the State of New Mexico under the State’s Job Training Incentive Program (“JTIP”). The Company was also awarded up to $862,000 of JTIP funding for additional positions anticipated to be hired between January and April 2006 as the ramp up of the Company’s Albuquerque contact solution center continues. The Company has accrued and will continue to accrue for the anticipated JTIP funds it expects to receive from the State of New Mexico once the training hours have been completed. The accrual is recognized as an offset to cost of sales in the condensed consolidated statements of operations and as a training reimbursement receivable on the consolidated balance sheets. These awards are recognized during the training period for the employees who are eligible for this reimbursement.

In the current quarter the Company recognized a $409,000 write-down of the training reimbursement receivable due to the termination of services with a significant customer. This service termination led to a large number of employees voluntarily discontinuing their employment or being terminated due to this loss of work. The employee attrition rates related to this termination of services greatly exceeded the historic attrition rates on which the receivable accrual was based resulting in this reduction in the training reimbursement receivable.

12. COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and foreign currency translation adjustments which are excluded from net loss on the consolidated statements of operations. The total changes in comprehensive loss during the six months ended September 30, 2006 and year ended March 31, 2006, respectively, were as follows:

	September 30, 2006	March 31, 2006
Net Loss	$(4,192)	$(154)
Foreign currency translation gain (loss)	92	(114)

Comprehensive loss	$(4,100)	$(268)

13. COMMITMENTS AND CONTINGENCIES

From time to time the Company is subject to claims and administrative proceedings that are filed in the ordinary course of business. The Company believes that the results of any such pending claims or administrative proceedings, either individually or in the aggregate, will not have a materially adverse effect on the Company’s financial condition.

At September 30, 2006, the Company had outstanding letters of credit of $40,000 related to payment guarantees. The Company believes that any guarantee obligation that may arise will not be material to the Company’s financial condition.

14. SUBSEQUENT EVENTS

Loan and Security Agreement Amendments

In November 2006, the Company executed two amendments to its Loan and Security Agreement (the “Amended Agreements”) which amend the original agreement entered into on April 15, 2003 for working capital and equipment financing (along with previous amendments). The Amended Agreements modify terms related to certain restrictive covenants related to minimum tangible net worth and subsidiary investment levels required of the Company and contains a subjective default acceleration clause which allows the bank to accelerate payments required under the Agreement if the bank determines there is a material impairment in the collateral, operations, or repayment prospects of the Company. In addition, the Amended Agreements increase the amount available to the Company and create a hold back of approximately $1.9 million under the current line of credit. The Amended Agreements also increase the base interest rate charged on draws taken by the Company to Prime plus 3.5%. The Company’s obligations under the Amended Agreements continue to be secured by certain assets of the Company. The Amended Agreements continue the line of credit through June 30, 2007. Under terms of the Amended Agreements, the Company can use its unbilled revenues in the calculation of the borrowing base. Additionally, the Company was able to draw up to $1.5 million on an over-advance until the earlier of December 21, 2006 or the closing of a longer-term financing with gross proceeds of at least $2 million.

In conjunction with the Amended Agreements, the Company issued warrants to purchase 125,000 shares of common stock to the financial institution providing its line of credit facility. The warrants entitle the holder to purchase 125,000 shares of common stock at an exercise price equal to 105% of the closing market price for the Company’s common stock one calendar day after the Company’s earnings release for the quarter ended September 30, 2006. The warrants vest immediately upon issuance, have a term of five years from issuance, and include a provision allowing for a cashless exercise.

Advisory Agreement

In October 2006, the Company executed an exclusive Advisory Agreement (“Advisory Agreement”) with an investment banking firm (“Advisor”) which outlines the terms under which the Advisor will be engaged to act as a financial advisor to the Company. Terms of the Advisory Agreement include the following, i) the Company will pay the Advisor a retainer fee of $7,500 per month beginning October 1, 2006; ii) the payment of the retainer fees will be deferred until March 31, 2007; iii) the Company will pay the Advisor certain success fees if they complete a financing or business combination transaction.

Stock Purchase Agreement

In December 2006, through the efforts of the Advisor, the Company executed a Stock Purchase Agreement with certain parties to purchase up to 3,000 units at a price of $1,000 per unit with each unit comprised of 1 share of the Company’s newly designated Series “B” Preferred Stock (“Series B”) and warrants to purchase 300 shares of the Company’s common stock. The exercise price for the warrants is $2.54 per share. The Series B shares can convert into shares of the Company’s common stock under certain circumstances at a conversion price of $2.093 (“Conversion Price”), which was 101% of the five day average closing price of the Company’s Common Stock prior to December 21, 2006 (“Original Issue Date”). The funding was completed on December 22, 2006. In conjunction with the Series B funding, the Company will be issuing 119,446 shares of the Company’s common stock for the transaction fee due under the Advisory Agreement.

The Series B shares have the right to receive semi-annual cumulative dividends in the amount of $58.55 per share that may be paid in cash or, at the Company’s election, in additional Series B shares. The Series B shares have a liquidation preference equal to the sales price for the shares plus any accrued but unpaid dividends (the “Liquidation Preference”). The Series B shareholders have a redemption right on the third anniversary of the Original Issue Date at a purchase price equal to 115% of the then-effective Liquidation Preference.

NASDAQ Delayed Filing Notice

As previously reported in the Company’s Form 8-K filed November 29, 2006, the Company received a NASDAQ Staff Determination letter on November 22, 2006 indicating that because the Company had not filed its quarterly report on Form 10-Q for the quarter ended September 30, 2006, the Company was not in compliance with the filing requirements for continued listing on The NASDAQ Stock Market. As a result, the Company’s common stock is subject to delisting from the NASDAQ Capital Market. In accordance with NASDAQ procedures, the Company requested and was granted a hearing with the NASDAQ Listing Qualifications Panel to review the Staff Determination. The hearing is scheduled for February 8, 2007.

Item 2.              Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and within Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements involve various risks and uncertainties. Forward-looking statements contained in this Report include statements regarding the plans of Sento Corporation (“Sento,” “we” or “us”) to develop and deliver integrated information technology services; market risks, opportunities and acceptance; industry growth; anticipated capital expenditures; the impact of option expensing; our ability to refinance current maturities of long-term debt; and our ability to meet our cash requirements while maintaining proper liquidity. These statements involve risks and uncertainties and are based on management’s current expectations and estimates; actual results may differ materially. Those risks and uncertainties that could impact these statements include the risks relating to the contact call center industry’s relatively low profit margins and sensitivity to general economic conditions, including the current economic environment, consumer spending patterns; our ability to complete long-term financing, our leverage and debt risks; the effect of competition on Sento and our clients; labor issues; management’s allocation of capital and the timing of capital purchases; and internal factors such as the ability to increase efficiencies, control expenses and successfully execute growth strategies. The effect of market risks could be impacted by future borrowing levels and economic factors such as interest rates. The expected impact of option expensing is based on certain assumptions regarding the number and fair value of options granted, resulting tax benefits and shares outstanding. The actual impact of option expensing could vary significantly to the extent actual results vary significantly from assumptions.

Such forward-looking statements encompass our beliefs, expectations, hopes or intentions regarding future events. Words such as “expects,” “believes,” “anticipates,” “should,” and “likely” also identify forward-looking statements. All forward-looking statements included in this Report are made as of the date hereof, based on information available to us as of such date, and we assume no obligation to update any forward-looking statement. It is important to note that such statements may not prove to be accurate and that our actual results and future events could differ materially from those anticipated in such statements. Among the factors that could cause actual results to differ materially from our expectations are those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations---Risks Related to Existing and Proposed Operations.” All subsequent written and oral forward-looking statements attributable to Sento or persons acting on our behalf are expressly qualified in their entirety by this section and other factors included elsewhere in this Report. For a more detailed discussion of these and other factors that could cause actual results to differ from those contained in the forward-looking statements, see the company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Sento Corporation (“Sento,” “we” or “us”), our operations and our business environment. MD&A is provided as a supplement to (and should be read in conjunction with) our Financial Statements and accompanying notes. Our MD&A includes the following sections:

Our Business – a general description of our business and the industry in which we operate.

Highlights - a general description of key events affecting us during the first six months of the 2007 and 2006 fiscal years.

Critical Accounting Policies – a discussion of accounting policies that require critical judgments and estimates.

Financial Condition Review – an analysis of our consolidated financial condition.

Operations Review – an analysis of our consolidated results of operations.

Liquidity and Capital Resources – an analysis of our sources and uses of cash.

Seasonality – a discussion on how seasonality affects our business.

Our Business

We continue to improve on the technology that has made us a global provider of custom solutions that leverage “Right Channeling,” a methodology for assisting companies in making informed choices for multi-channel communication that support their business goals and customer expectations. We offer call and contact center solutions for customer acquisition, customer service, service intervention and technical support. We use modern customer contact centers, coupled with our state-of-the-art proprietary software systems, to provide domestic and international support services and technology solutions to our primary target markets consisting of either: (1) smaller to mid-sized companies that are outsourcing customer and technical support for the first time or seeking to continue outsourcing with a new vendor or combination of vendors; or (2) larger companies which may have already made the decision to outsource and are interested in deploying our Right Channeling and other unique offerings. We conduct our principal business operations through our wholly-owned subsidiaries, Sento Technical Services Corporation and Xtrasource Acquisition, Inc.

Management believes that in spite of general economic conditions and consumer confidence continuing to affect the frequency and amount spent by consumers, Sento will continue to grow market share in this fragmented industry. We intend to continue to expand our market share and grow earnings through strategies which include:

•

Productivity gains: Our focus on improvement in the labor to revenue ratio is expected to bring about improvement in our gross margins. We are leveraging our investment in technology to implement “real time” labor tracking trends to optimize labor levels with key clients adding to productivity and diminishing personnel overruns.

•

Sales growth: We plan to grow sales by gaining an increased share of customer service business from existing customers and continued development of new customers. We use market information to estimate the potential sales and profitability of new and existing customers. The marketing resources and value-added services we provide can be custom-tailored to the needs of our clients. Additionally, the investment of our resources to specific existing clients can be made in proportion to the client’s potential profitability.

•

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

•

New Technology: We have made a resource commitment to the development of our “CXP” software. CXP is a rules-based web engine that optimizes website performance by analyzing customer behavior in real-time. This allows our clients to respond to their customers quickly, providing dynamic messaging and offers to motivate their shoppers to make purchases at that instant since they are more readily able to find relevant products. Tests of the CXP software have been promising as to its market potential leading management to expedite this product’s market entrance.

These strategies are key to our efforts to achieve and maintain consistent profitability. Additionally, management announced broad cost reduction and efficiency improvement programs in July 2006 that are expected to reduce our operating expenses. Additional costs saving iniatives were adopted in September 2006 which should further reduce our operating costs. These plans were in addition to the contact solution center consolidation plan announced on January 27, 2005 which was effective in consolidating our various Utah call center operations into one primary super-contact solution center. In aggregate, we expect these cost-cutting plans to reduce annual operating costs by nearly $4 million over the next 12-18 months.

These cost-cutting efforts will focus on the elimination of certain non-revenue producing positions, reduction of personnel costs in key areas such as employee absenteeism, increase in utilization rates, and greater efficiency with our employees. When combined with the revenue increases we expect to come from our marketing pipeline we expect to greatly reduce the significant operating losses we have experienced in the last two quarters.

Highlights

In spite of sales increasing by 54% in the first six months of fiscal 2007 (over the comparable prior year period) we experienced a net loss of $4.2 million for the first six months of fiscal 2007. This net loss was $2.8 million more than the net loss of $1.4 million in the first six months of fiscal 2006. Key factors in the substantial loss for the second quarter of the 2007 fiscal year were lower than expected margins with certain clients, higher than normal agent staffing levels, underutilization of facilities due to a loss of business related to a contract termination by the Company, loss of business related to a company in bankruptcy, write-down of our training reimbursements receivable due to termination of services with a large client, and higher wages at operational levels which were felt necessary to attract and retain personnel important to the future of our Company. Gross margin for the first six months of fiscal 2007 was $2.8 million or 9.8% of sales, which was worse than the gross margin of $3.5 million or 19.2% of sales in the first six months of fiscal 2006. The decline was primarily due to higher agent wages, reduction in our training reimbursements, underutilized facilities (from the contract termination and otherwise) and higher agent levels as previously mentioned.

As discussed above, we adopted significant cost-cutting measures in July and September, 2006 which are expected to reduce annual operating costs by nearly $4 million. Since many of our revenue enhancement and cost-cutting measures will not be fully put into place until the 3rd and 4th quarters of the current fiscal year, it is likely we will continue to see losses in the final two quarters of the current fiscal year. However, during the next two quarters we should see reductions in the operating losses due to these revenue enhancement and cost-cutting measures. These plans should result in substantial margin improvement through higher revenue-measured “economies of scale”, strategic staff reductions, increased efficiency in our operations, other expense savings and the renegotiation of customer contract pricing.

Operating expenses as a percentage of sales for the first six months of fiscal 2007 were 24% which was a smaller percentage than the comparable prior year period which was 26.1%, primarily due to our achievement of indirect cost savings resulting from the higher operational economy of scale.

During the first six months of 2007 our working capital declined by $5.0 million leaving us with cash and cash equivalents of $2.0 million on September 30, 2006. Long-term debt to equity was 59%, including the long-term portion of the accrued contingent consideration from business acquisition.

Management believes our continued focus on customer account penetration through the use of business reviews with customers and closing of new business will reverse this negative trend and result in sales growth and margin improvement in the last half of fiscal 2007. However, due to the wind-down of a client program announced in the fiscal 2006 fourth quarter, the decision by another client to take their program in-house, the loss of a client to bankruptcy (facilities under-utilization a result of the foregoing), write-downs in our training reimbursements receivable, and higher overall agent wages our revenues and margins will continue to be negatively impacted. Management believes that general economic conditions, including increased wage pressures for agents servicing existing accounts at our customer contact solution centers may continue to be a significant factor affecting operating margins in future periods.

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

Credit Risk

We have established an allowance for doubtful accounts to reserve for uncollectible accounts receivable. Each quarter we review the receivables on an account-by-account basis and determine the probability of collection. Management judgment is exercised in determining the probability of collection. Factors we consider in making this judgment are the age of the receivable, the financial resources of our clients, previous client history and recent client communications. Our credit losses have generally been within our expectations; however, during the first six months of fiscal 2007 we experienced a significant increase in our bad debt reserve of $467,000 for an account receivable from U.S. Digital Television (“USDTV”) for services rendered primarily during the current quarter. Additionally, we did not receive timely payment of a $400,000 note due June 30 from USDTV, for which we had established a reserve of $400,000. USDTV filed for Chapter 7 bankruptcy protection on July 6, 2006 after failing to raise an expected new round of capital.

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

Stock–Based Compensation

Prior to October 1, 2005, we accounted for our stock option plans and the employee stock purchase plan (“ESPP”) using the intrinsic value method of accounting provided under APB 25 and related interpretations, as permitted by SFAS 123 under which no compensation expense was recognized for stock option grants and issuances of stock pursuant to the ESPP. Accordingly, share-based compensation was included as a pro forma disclosure in the financial statement footnotes and continues to be provided for fiscal quarters and years ended prior to October 1, 2005.

We adopted SFAS 123R on October 1, 2005 under the modified-prospective approach. Under this transition method, compensation cost recognized in the first six months of fiscal 2007 includes: a) compensation cost for all share-based payments granted through September 30, 2005, but for which the requisite service period had not been completed as of September 30, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Under the modified-prospective approach, no stock option expense is reflected after October 1, 2005 as a separate line item to the Financial Statements attributable to these options. Instead, non-cash compensation cost is included in the same line items as cash compensation for comparable employees in the Financial Statements for all options granted after the date of adoption as well as for any options that were granted prior to adoption but not yet vested. As a result of adoption, we recognized $28,000 of non-cash compensation expense related to stock option grants and issuances of stock pursuant to the ESPP during the six months ended September 30, 2006. These amounts are included as non-cash compensation costs in the same line items as cash compensation for comparable employees on the consolidated statements of operations in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated.

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

Financial Condition Review

Since the end of the 2006 fiscal year we have experienced substantial losses. These losses have resulted in a significant reduction in our financial condition. The following items are indicative of this declining trend in our financial condition:

•	Cash balances (excluding restricted cash) decreased by $2,468,000 over the six months ended September 30, 2006 to a balance of $2,031,000 primarily due to the large losses we have experienced.
•

Training reimbursements receivable decreased by $569,000 over the six months ended September 30, 2006 to a balance of $167,000, primarily due to personnel attrition related to the termination of a large client.

•	Working capital decreased by $4,974,000 over the six months ended September 30, 2006 to a negative $1,436,000.
•

The current portion of our long-term debt increased by $2,579,000 over the six months ended September 30, 2006 to a balance of $4,734,000. This increase was primarily due to our operating losses and capital expenditures.

•	Equity decreased by $3,725,000 over the six months ended September 30, 2006 to a balance of $5,322,000 primarily due to the large losses we have experienced.

Operations Review

Factors Affecting Future Operations

Our operating losses, as well as our historical negative operating cash flow, have been significant to date. We expect to have positive operating margins over time by improving operating efficiencies and increasing our customer base without significantly increasing related capital expenditures and other operating costs. A significant increase in marketing efforts was also commenced in our 2006 fiscal year. These marketing efforts created a substantial marketing pipeline of prospective customers which should result in significant new business over the next year. Although the sales cycle in our industry is long, we are close to completing the cycle with many of these prospective customers. Combining the expected influx of new customers with significant efficiencies being added to our operational capacity should lead to positive cash flows and operational profits in the near future. However, it is difficult to predict with a high level of certainty the precise timetable for these system-wide modifications to restore our profitability.

Revenues

We market and sell our products primarily in North America and Europe through our direct sales force. North American revenues were 77% of total revenues for the first six months of the 2007 and 2006 fiscal years. We derive our revenues primarily from customer support and related professional services, including training, and consulting. Phone and Web-based agent-assisted support and services provide customers with live interaction with agents who possess the required level of expertise to address individual customer needs. We deliver these services using a variety of tools including computer telephony integration, interactive voice response and the Internet through agent-assisted and self-service channels. Our service agents provide a full range of customer care services including initial product information requests, customer retention initiatives and technical support inquiries for consumer and business customers. Service revenues contain variable fees for training and consulting that are billed to customers, as well as fixed fees for customer support and training. We typically recognize revenues as services are performed based on staffing hours or the number of contacts handled by service agents using contractual rates. Revenues for professional and consulting services are recognized as the services are performed. During the first six months of the 2007 and 2006 fiscal years our three largest clients accounted for approximately 49% and 60%, respectively, of total revenues. In the first six months of the 2007 fiscal year our three largest clients accounted for approximately 18%, 17% and 14% of total revenues. In the first six months of the 2006 fiscal year our three largest clients accounted for approximately 29%, 20% and 11% of total revenues.

Cost of Sales

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

Summary

Despite the challenges we face, our management believes prospects for future growth are positive. Our revenues continue to grow and we anticipate that the restructuring and cost containment initiatives commenced in 2005 and continued in the current fiscal year will help us achieve consistent profitability. At September 30, 2006, total assets were $20,929,000 with $5,322,000 of equity.

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

Analysis of Consolidated Statements of Operations

The following table sets forth the consolidated statement of operations data as a percentage of total revenues for each of the periods indicated:

	Three months ended September 30,		Six months ended September 30,
	2006	2005	2006	2005

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	97.7%	75.9%	90.2%	80.8%

Gross Margin	2.3%	24.1%	9.8%	19.2%

Product Development	—	0.5%	—	0.3%
Selling, General & Administrative	14.7%	15.5%	17.1%	18.1%
Depreciation	4.2%	4.3%	3.9%	4.7%
Amortization	1.0%	0.6%	1.0%	0.7%
Provision for Doubtful Accounts	0.6%	(0.1%)	2.0%	0.1%
Restructuring Charge	—	—	—	2.6%
Stock-based compensation	—	(0.1%)	—	(0.4%)

Total Operating Expenses	20.5%	20.7%	24.0%	26.1%

Operating Income (Loss)	(18.2%)	(3.4%)	(14.2%)	(6.9%)

Other Expenses	(0.9%)	(0.2%)	(0.7%)	(0.3%)

Net Income (Loss) Before Taxes	(19.1%)	3.2%	(14.8%)	(7.2%)
Income Tax Benefit (Expense)	0.1%	(0.1%)	0.1%	(0.1%)

Net Income (Loss)	(19.0%)	3.1%	(14.7%)	(7.3%)

Three Months Ended September 30, 2006 and 2005

The comparison of our performance during the second quarters of the 2007 and 2006 fiscal years is as follows:

Revenues

Total revenues increased 39% to $13.6 million in the second quarter of fiscal 2007 from $9.8 million in the second quarter of fiscal 2006. Of this increase, $1.7 million was attributable to new customers, while $2.1 million was attributable to a net increase in business volume from existing customers. A significant amount of this increase in revenue was generated with a large customer for whom services were being rendered from our new customer contact center in Albuquerque, New Mexico. This contact center was opened during the third quarter of the 2006 fiscal year. As discussed in the Form 10-Q for the quarter ended June 30, 2006, we decided to terminate the contract with this customer effective September 30, 2006.

Cost of Sales

Cost of Sales increased 79% to $13.3 million in the second quarter of fiscal 2007 from $7.4 million in the second quarter of fiscal 2006. The increase in cost of sales was driven by the increase in revenues discussed above, certain over-staffing situations to retain personnel in anticipation of third quarter revenue growth, loss of training reimbursements, underutilization of facilities, and higher agent wages. Our decision to terminate a significant customer being served in our New Mexico call center caused the $409,000 write-down of training incentive reimbursements in the second quarter of 2007. Cost of sales as a percentage of revenue was 98% and 76% for the quarters ended September 30, 2006 and 2005, respectively.

Operating Expenses

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased $478,000, or 32%, during the second quarter of the 2007 fiscal year when compared to the same quarter in the 2006 fiscal year. The increase was mainly due to the larger facility and operational staff required by the expanding revenue base, as well as the planned increase in sales and marketing activities to drive these revenue increases. While total selling, general and administrative expenses increased, these costs as a percentage of revenue decreased during the current quarter when compared to the same quarter of the 2006 fiscal year. As a percentage of revenue, selling general and administrative expenses were 14.7% of revenue during the current quarter, compared with 15.5% of revenue during the second quarter of the 2006 fiscal year and 19.3% for the 2007 first quarter.

Provision for doubtful accounts. Our provision for doubtful accounts increased $94,000 during the second quarter of the 2007 fiscal year when compared to the same quarter in 2006. The fiscal 2006 second quarter includes an offset to this provision of approximately $182,000 due to the collection of an amount from a customer for which we had previously reserved the full receivable balance.

Amortization of intangible assets. Our amortization expense increased by $68,000 during the quarter ended September 30, 2006 when compared to the same quarter in the 2006 fiscal year. This expense results from the amortization of intangible assets which were acquired from Xtrasource, Inc. during fiscal 2005. Due to better-than-expected operating results from the acquired business, the carrying value of the intangible assets was increased in the third quarter of fiscal 2006 by $1,039,000. This increase in the carrying value of the intangible assets is the reason for the substantial increase in amortization expense in the quarter ended September 30, 2006 when compared with the similar quarter in the 2006 fiscal year.

Stock-Based Compensation. During the second quarter of our 2007 fiscal year we recognized $8,000 of non-cash share-based compensation expense under the provisions of SFAS 123R. This share-based payment expense was included on our consolidated statements of operations as a non-cash compensation cost in the same line item as cash compensation for comparable employees. We adopted SFAS 123R on October 1, 2005 using the modified prospective method outlined in SFAS 123R. Under the modified prospective method there is no restatement of prior-period Financial Statements. During the second quarter of the 2006 fiscal year we recognized a $14,000 stock-based benefit in our statement of operations under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

Other income (expense), net

Other income (expense), net consists primarily of interest expense on long-term debt and capital leases. During the second quarter of fiscal 2007 interest expense increased by $79,000 or 232%, when compared to the second quarter of fiscal 2006. The increase was mainly due to the increase in the current portion of our long-term debt in the first six months of the current fiscal year.

Six Months Ended September 30, 2006 and 2005

The comparison of our performance during the first six months of the 2007 and 2006 fiscal years is as follows:

Revenues

Total revenues increased 54% to $28.4 million in the first six months of fiscal 2007 from $18.5 million in the first six months of fiscal 2006. Of this increase, $4.5 million was attributable to new customers, while $5.4 million was attributable to a net increase in business volume from existing customers. A significant amount of this increase in revenue was generated with a large customer for whom services were being rendered from our new customer contact center in Albuquerque, New Mexico. This contact center was opened during the third quarter of the 2006 fiscal year. As discussed in the Form 10-Q for the quarter ended June 30, 2006, the Company decided to terminate the contract with this customer effective September 30, 2006.

Cost of Sales

Cost of Sales increased 72% to $25.6 million in the first six months of fiscal 2007 from $14.9 million in the first six months of fiscal 2006. The increase in cost of sales was driven by the increase in revenues discussed above, certain over-staffing situations to retain personnel in anticipation of 3rd quarter revenue growth, loss of training reimbursements, underutilization of facilities, and higher agent wages. Cost of sales as a percentage of revenue was 90% and 81% for the first six months of fiscal 2007 and 2006, respectively.

Operating Expenses

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased by $1.5 million, or 46%, during the first six months of the 2007 fiscal year when compared to the same period in the 2006 fiscal year. The increase was mainly due to the larger facility and operational staff required by the expanding revenue base, as well as the planned increase in sales and marketing activities to drive these revenue increases. While total selling, general and administrative expenses increased, these costs as a percentage of revenue decreased during the current six month period when compared to the same period in the 2006 fiscal year. As a percentage of revenue, selling general and administrative expenses were 17.1% compared to 18.1% of revenue for the six months ended September 30, 2006 and 2005, respectively.

Provision for doubtful accounts. During the first six months of the 2007 fiscal year we experienced a significant increase in our bad debt reserve of $507,000 which includes a one-time increase of $498,000 (2% of revenues) for an account receivable from U.S. Digital Television (“USDTV”) for services rendered primarily during the current six month period. Additionally, we did not receive timely payment of a $400,000 note due June 30, 2006 from USDTV, for which we had established a reserve of $400,000 in prior periods. USDTV filed for Chapter 7 bankruptcy protection on July 6, 2006 after failing to raise an expected new round of capital. In the first six months of the 2006 fiscal year we recognized an offset to this provision of approximately $182,000 due to the collection of an amount from USDTV for which we had previously reserved the full receivable balance.

Amortization of intangible assets. Our amortization expense increased by $136,000 during the first six months of fiscal 2007 when compared to the same period in fiscal 2006. This expense results from the amortization of intangible assets which were acquired from Xtrasource, Inc. during fiscal 2005. Due to better-than-expected operating results from the acquired business, the carrying value of the intangible assets was increased in the third quarter of fiscal 2006 by $1,039,000. This increase in the carrying value of the intangible assets is the reason for the substantial increase in amortization expense in the six months ended September 30, 2006 when compared with the first six months of fiscal 2006.

Restructuring charge. In January 2005 we approved a plan to consolidate our Utah contact centers into a single combined center. This restructuring, which took place primarily during the 2006 fiscal year, resulted in $477,000 (2.6% of revenues) of restructuring charges in the 2006 fiscal year with no comparable event in the first six months of our 2007 fiscal year.

Stock-Based Compensation. During the first six months of our 2007 fiscal year we recognized $29,000 of non-cash share-based compensation expense under the provisions of SFAS 123R. This share-based payment expense was included on our consolidated statements of operations as a non-cash compensation cost in the same line item as cash compensation for comparable employees. We adopted SFAS 123R on October 1, 2005 using the modified prospective method outlined in SFAS 123R. Under the modified prospective method there is no restatement of prior-period Financial Statements. During the first six months of the 2006 fiscal year we recognized a $69,000 stock-based benefit in our statement of operations under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Due to the volatility in the price of our common stock we felt the early adoption of SFAS 123R would minimize the impact of our stock price on our operating results.

Other income (expense), net

Other income (expense), net consists primarily of interest expense on long-term debt and capital leases. During the first six months of the 2007 fiscal year interest expense increased by $116,000 or 133%, when compared to the first six months of the 2006 fiscal year. The increase was mainly due to the increase in debt in the first six months of the current fiscal year.

Income tax benefit (expense)

Our operations are located in multiple tax jurisdictions and may require the payment of income taxes in specific jurisdictions. Income tax benefit for the six-month period ended September 30, 2006 included $41,000 for the amortization of the deferred tax liability accrued as part of the purchase price adjustment for the acquired entity. The income tax expense recorded in the first six months of the 2006 fiscal year related to our European operations.

Liquidity and Capital Resources

Our net loss in the first six months of our 2007 fiscal year was $4.2 million, which exceeded by $2.8 million the net loss of $1.4 million we had in the first six months of our 2006 fiscal year. However, in the past three months we have taken substantial measures to streamline our costs and we believe these measures will improve our chances of returning to profitability in the near future. As a direct result of these losses, our cash balances declined by $2.5 million from the March 31, 2006 level of $4.5 million, to a balance of $2.0 million as of September 30, 2006.

In December 2006, we completed the offering of 3,000 shares of our 12% Series B Preferred Stock for total net proceeds, after estimated expenses, of $2.8 million. The net proceeds from this offering are planned to reduce outstanding accounts payable and for general corporate purposes.

While the plans outlined above position Sento to recover from the current financial setbacks, some issues and uncertainty still remain. As a company, we understand that to survive and proliferate in a highly competitive business environment we must improve 1) our financial solvency, 2) the company’s ability (and relative flexibility and efficiency) in creating cash from its continuing operations, and 3) the company’s financial capacity and staying power when faced with unplanned cash short-falls.

Over the past six months our solvency level has diminished significantly putting us in a long-term position of jeopardy if the root causes to this financial decline are not resolved. The changes to the company’s operations and capital structure outlined above appear adequate to address these issues enabling us to remain solvent over at least the next 12 months. As the aforementioned plans take full effect they should reverse the negative cash flow trend recently experienced and improve our ability to service our current and long-term debt.

Historically, we have satisfied our cash requirements primarily through private placements of convertible preferred stock and common stock and debt borrowings along with cash flow from operations during profitable quarters. Our ability to continue as a business in our present form is largely dependent on our ability to generate additional revenues and properly execute our cost–cutting initiatives to improve operating margins. We believe we have the ability to do so and plan to fund the remainder of our fiscal 2007 operations through operating revenues, our cash balances and through availability under our line of credit and the expected proceeds from our debt and equity financing efforts.

Summary of Cash Flow Activities

Working capital at September 30, 2006 was a negative $1,436,000 which was less than the March 31, 2006 working capital level of $3,538,000 by $4,974,000. The primary reasons for this decline are discussed in the Operating Activities heading below.

Operating Activities

Net cash flow from operating activities was a negative $3.5 million for the first six months of fiscal 2007 compared to a positive $117,000 for the first six months of the 2006 fiscal year. The sharp increase in net cash used by operating activities in the first six months of fiscal 2007 was principally the result of our net loss of $4.2 million, increases in other assets of $589,000 and a decrease in accrued salaries and other liabilities of $702,000. These items were partially offset by depreciation and amortization of $1,393,000, the provision for doubtful accounts of $566,000, and the writedown of training reimbursements of $409,000. The increase in net cash used by operating activities in the first six months of fiscal 2006 was principally the result of depreciation and amortization of $997,000, a restructuring charge of $478,000, and an increase in accrued payroll of $277,000, offset by our net loss of $1,355,000.

Investing Activities

Net cash used in investing activities of $1,604,000 and $1,087,000 for the six months ended September 30, 2006 and 2005, respectively, resulted from purchases of property, plant and equipment. We expect to continue having large capital expenditure needs and have leasing programs in place to fund a substantial portion of these future capital expenditures.

Financing Activities

Net cash provided by financing activities of $2,561,000 for the six months ended September 30, 2006 resulted from net proceeds of debt issuance of $2,216,000 and the exercise of stock options and employee stock purchases of $345,000. Net cash from financing activities for the first six months of fiscal 2006 was not significant.

Summary of Future Cash Requirements

Significant future cash uses, in addition to operational working capital requirements, are currently expected to consist primarily of debt service payments on outstanding long-term debt, capital expenditures and CXP expenses. Substantial measures have also been put in place by us to streamline our costs. We believe these cost containment measures will improve our chances of achieving profitability in future quarters. As our revenue enhancement plans and cost-cutting measures have considerable momentum we expect to begin reducing the operating losses we have experienced. The combination of these efforts with our current cash balances and the additional debt and equity financing we are actively pursuing should be sufficient to meet our working capital and certain capital expenditure requirements through September 30, 2007.

If we experience a decline in demand for our services or we are not able to improve our cost of providing services, we may need to obtain additional debt and/or equity financing to provide funding for operations. If adequate funds are not available on acceptable terms to meet our business needs, our business may be harmed. Our expectations as to our future cash flows and our future cash balances are subject to a number of assumptions, including assumptions regarding anticipated increases in our revenue, improvements in general economic conditions and customer purchasing and payment patterns, many of which are beyond our control.

Contractual Obligations

As of September 30, 2006, we were obligated to make cash payments in connection with our capital leases, operating leases and debt payments. The effect of these obligations and commitments on our liquidity and cash flows in future periods is listed below. All of these arrangements require cash payments over varying periods of time. Balances for our significant contractual obligations as of September 30, 2006 are listed below:

	Payments Due by Fiscal Year
Contractual Obligations:	Under 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Long Term Debt (principal only) (1)	$4,424,000	$991,000	$-	$-	$5,415,000
Capital Leases	310,000	416,000	156,000	-	882,000
Operating Leases	2,780,000	4,522,000	2,256,000	117,000	9,675,000
Less: subleases	(47,000)	(39,000)	-	-	(86,000)

Total Contractual Cash Obligations	$7,467,000	$5,890,000	$2,412,000	$117,000	$15,886,000

(1)	Our long-term debt carries interest rates of 7.4% to 9.8%.

Seasonality

Our operating results have historically been affected by the seasonal variances experienced by some of our significant clients. Historically, our third and fourth quarters have been favorably affected by a significant increase in service requests received from our support of certain clients’ products, and our first six months have had relatively lower revenue and have often been unprofitable. Going forward, we anticipate that we will continue to have similar seasonal variances.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We provide customer contact solutions for companies located around the world. Generally, sales are denominated in the local currency of our customers. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. To date, the effect of changes in foreign currency exchange rates on our revenues and operating expenses has not been material. However, this could change in the future if the percentage of our international sales continues to grow. We do not currently use derivative instruments to hedge against foreign exchange risk. As such, we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S. dollar and the Euro. We manage exposure to variability in foreign currency exchange rates primarily due to the fact that liabilities and assets, as well as revenues and expenses, are denominated in the local currency. However, different durations in our funding obligations and assets may expose us to the risk of foreign exchange rate fluctuations. We have not entered into any derivative instrument transactions to manage this risk. Based on our overall foreign currency rate exposure at September 30, 2006, we do not believe that changes in foreign currency rates will have a materially adverse impact on our financial condition or results of operations.

We also have exposure to market risk for changes in interest rates related primarily to our long-term debt. We do not feel that interest rate fluctuations will have a material impact on our financial position or results of operations in the 2007 fiscal year.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) of the effectiveness of our disclosure controls and procedures, as of September 30, 2006. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the SEC’s rules and forms. Our management, including our CEO and CFO, also supervised and participated in an evaluation of any changes in internal controls as of the end of the period covered by this report and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Based on that evaluation, our executive management, including our CEO and our CFO, concluded that there had been no changes to our internal controls that would have had a material affect over the financial reporting for the quarter ended September 30, 2006.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

In addition to factors discussed elsewhere in this Report, the following are important risks which could adversely affect our future results. We have updated the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the Year Ended March 31, 2006 (our “Annual Report”), filed with the Securities and Exchange Commission, as set forth below. Included in the risk factors listed below from our Annual Report are the following new or substantially amended items which have statement headings of:

•

“We have a history of losses and may continue to experience losses. Additionally, our cash resources and ability to borrow under our Amended Loan and Security Agreement may not be adequate to fund our operations.”

•	“Inflation and wage pressure have caused, and will likely continue to cause, our labor costs to increase which can negatively impact our margins.”
•	“Some of our expenses are fixed and we might not be able to reduce these expenses quickly if we fail to meet our revenue expectations.”
•	“We have a long sales cycle which may cause delays that adversely affect our revenue growth and operating results.”

•	“Failure to complete future securities filings on a timely basis could result in the suspension of trading or de-listing of our stock.”
•	“Our inability to achieve desired pricing levels could adversely affect our ability to return to profitability.”
•	“Our operating results are significantly affected by our ability to accurately estimate the amount and timing of call volume, which is often subject to factors outside of our control.”

These new or substantially amended risk factors appear to represent a material change to the risk factors identified in our Annual Report. Additional risks and uncertainties not presently known to us or that we currently do not deem material may also impair our business operations. If any of the risks we describe below occur, or if any unforeseen risks develop, our operating results may suffer, our financial condition may deteriorate, the trading price of our common stock may decline and investors could lose all or part of their investment in us.

We have a history of losses and may continue to experience losses. Additionally, our cash resources and ability to borrow under our Amended Loan and Security Agreement may not be adequate to fund our operations.

We have experienced net losses in five of our last seven fiscal years including the fiscal year ended March 31, 2006. We had an accumulated deficit of $(16,624,000) as of September 30, 2006. We cannot provide any assurances that we will be able to consistently maintain profitable operations. We may incur losses in future periods, particularly if we lose clients, are unable to attract and retain new clients, are unable to reduce costs sufficiently to provide adequate operating margins or do not properly utilize our resources.

Based on current assessments, we believe we have adequate funding to execute our business plan over the next twelve months and to support our market development efforts and other operational needs. However, we may seek to raise additional capital in any number of ways, including through the issuance of debt or equity, or through other financing. If we are able to borrow funds, we likely will be obligated to make periodic interest or other debt service payments, and the terms of this debt may impose burdensome restrictions on our ability to operate our business.

Our expectations as to our future cash flows and our future cash balances are subject to a number of assumptions including the following:

•	Increases in our revenues and customer base through successful marketing efforts,
•	Improvements in general economic conditions,
•	Growth in levels of services provided to existing customers,
•	Stable purchasing levels and payment patterns, and
•	Successful ability to manage cost-cutting efforts.

These objectives are not completely within our control. Additionally, the Amended Agreements we reached recently with our primary financial institution include certain restrictive covenants related to minimum liquidity and tangible net worth levels required of the Company and contains a subjective default acceleration clause which allows the bank to accelerate payments required under the Agreement if the bank determines there is a material impairment in the collateral, operations, or repayment prospects of the Company. As such, we may not be able to achieve each of these objectives. If so, our cash flow may not be adequate, requiring us to seek additional financing through the sale of equity securities. These financing efforts could cause our current stockholders to suffer dilution in their percentage ownership of common stock. Additionally, due to our history of significant losses, we are not certain as to our ability to raise additional capital in the future or under what terms capital would be available. If we are unable to raise capital on terms and conditions that are favorable to us, our business could be negatively affected, which could cause our stock price to decline. Specifically, if we are not successful in raising capital, we will have to take various actions that may include, but not be limited to, a reduction in our expenditures for current as well as new market development initiatives and further reductions in our overhead expenses. These actions, should they become necessary, will probably result in a significant reduction in the size of our operations.

Inflation and wage pressure have caused, and will likely continue to cause, our labor costs to increase which can negatively impact our margins.

Our operations were impacted during fiscal 2007 and 2006 by rising personnel costs. The increasing personnel costs relate primarily to short supplies of qualified personnel in some of our customer contact solutions centers. We have been able to pass on some, but not all, of the increased personnel costs to our clients. It is not possible to predict the future trend of supplies of qualified personnel at reasonable rates, or our ability to pass on future price increases to clients.

Managing the utilization level of our resources is necessary in order to achieve our desired profitability.

Our business strategy requires us to efficiently utilize personnel and physical facilities in an effort to increase our profitability. Currently, we are not fully utilizing our available contact center facilities which is one of the reasons our operating margins have declined. We also may not be able to expand our revenue base sufficiently to achieve more optimal “economies of scale.” As we move toward a more optimal “economy of scale” we may not be able to manage the level of personnel and facilities to reach our desired levels of utilization, which may affect our profitability. Also, if we lose existing clients, we may have more excess personnel and physical facilities that would have an adverse effect on our business operations and profitability.

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

Certain of our expenses, such as employee compensation, outsourcing of technical support and certain development functions, are relatively fixed in the short term. Other expenses such as leases are fixed over a considerably longer term. Moreover, our revenue forecasts are based, in part, upon our expectations regarding new clients and the expansion of services to existing clients. These factors could result in our operating margins falling below expectation making it more difficult for us to meet profitability expectations. Accordingly, such revenue shortfalls would have a disproportionate negative effect on our expected operating results.

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

We have a long sales cycle which may cause delays that adversely affect our revenue growth and operating results.

Working with customers to secure their decision to contract for our services is very time consuming and involves a significant commitment of financial and technical resources on our part. As a result, we have a long sales cycle for both new contracts and contract extensions, particularly with large customers. The selling process involves demonstrating the value-added benefits of outsourcing and using our services rather than those of our competitors. Additionally, the effectiveness of our marketing to a wide variety of customer types, including businesses and governmental units, is difficult to predict at any given point in time, due to a wide variety of potential business circumstances. Due to the delays and other issues attendant in this complex and lengthy sales process we may not be able to achieve the revenue growth and improvement in our operating results we are expecting.

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

During the second quarter of our current fiscal year we terminated services with our largest client due to lower than expected margins for this client. This client accounted for 12% and 17% of our revenues for the three and six month periods ended September 30, 2006, respectively. Our remaining three largest clients accounted for approximately 19%, 15% and 9% of our revenues for the three months ended September 30, 2006. Our remaining three largest clients accounted for approximately 18%, 14% and 8% of our revenues for the six months ended September 30, 2006.

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

Failure to complete future securities filings on a timely basis could result in the suspension of trading or de-listing of our stock.

Our current quarterly report on Form 10-Q was not filed on a timely basis with the SEC. This was previously reported in our Form 8-K filed November 29, 2006. Resulting from this failure, we received a NASDAQ Staff Determination letter on November 22, 2006 indicating that because we had not filed our quarterly report on Form 10-Q for the quarter ended September 30, 2006, we were not in compliance with the filing requirements for continued listing on The NASDAQ Stock Market. As a result, our common stock is subject to delisting from the NASDAQ Capital Market. In accordance with NASDAQ procedures, we requested and were granted a hearing with the NASDAQ Listing Qualifications Panel to review the Staff Determination. The hearing to review the Staff Determination is scheduled for February 8, 2007

Under the terms of the hearing notice letter received us, we can notify our Listing Analyst and the NASDAQ Hearing Department if we have regained compliance with all criteria for continued listing and can evidence an ability to sustain compliance with those requirements over the long term. If the Listing Analyst determines that the deficiency is moot, the Hearings Department will advise us by letter that the hearing is cancelled. We will be providing this notification of compliance the day after this Form 10-Q submission has been accepted and posted on the SEC’s EDGAR site. However, there is no guarantee that the Company will be successful in the hearing process which could lead to delisting of our stock from the NASDAQ Capital Market.

Market volatility and fluctuations in our stock price and trading volume may cause sudden decreases in the value of an investment in our common stock. Also, the price of a share of the Company’s common stock could fall below the level required by the Company’s listing agreement with the NASDAQ Stock Market.

The market price of our common stock has historically been, and we expect it to continue to be, volatile. This price has ranged between $1.94 and $10.35 during the 39 months ended September 30, 2006. The market for our common stock has, from time-to-time, experienced extreme price and volume fluctuations, which have sometimes appeared to be unrelated to our operating performance. Our stock price has also been affected by our public announcements regarding things such as quarterly earnings, changes in clients, financial or operating condition of our clients, our ability to obtain financing and the status of existing or proposed corporate partnerships. Consequently, events both within and beyond our control may cause shares of our common stock to lose their value rapidly. If the price of a share of the Company’s common stock were to fall below $1.00 for a period of thirty (30) days, the Company would be in violation of its listing agreement with NASDAQ and the Company’s stock would be delisted, resulting in a further reduction in the liquidity of an investment in the Company’s common stock.

For these reasons, investors or other interested parties should not rely on period-to-period comparisons of our financial results as an indication of any future results. Our future operating results could fall below the expectations of securities industry analysts or investors. Any such shortfall could result in a decline in the market price of our common stock. Fluctuations in our operating results would likely increase the volatility of our common stock price.

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

Our inability to achieve desired pricing levels could adversely affect our ability to return to profitability.

Being subject to the pressures of a competitive marketplace with respect to pricing has adversely affected our operations and our ability to return to profitability. Specifically, our pricing levels on certain clients have remained the same while costs to perform services for these clients has increased, sometimes significantly. The prices that we charge our clients are subject to the terms of our contracts. Due to the changing contact support services market, the relative leverage of the negotiating parties, and the overall competitive landscape we may not be able to increase prices sufficiently in the future to provide adequate margins for these clients. Our long-term strategy is based in part on increasing the price we charge these clients. The inability to secure these price increases would have an adverse impact on our ability to achieve and maintain profitability.

Our operating results are significantly affected by our ability to accurately estimate the amount and timing of call volume, which is often subject to factors outside of our control.

Our operating results are significantly affected by costs incurred for expanding or contracting staffing and infrastructure. We incur significant staffing and general and administrative costs in contracting or expanding operations, as necessary, and in anticipation of additional or reduced call volume under our customer contracts. If such call volume differs significantly from what is forecasted our operating results can be adversely affected. This could increase our operating expenses without a corresponding increase in revenues.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 12, 2006, we sold 3,000 units of securities at a price of $1,000 per unit with each unit comprised of 1 share of our newly designated Series “B” Preferred Stock (“Series B”) and warrants to purchase 300 shares of our common stock (collectively the “Offering”). We raised a total of approximately $2.9 million after offering costs. The exercise price for the warrants is $2.54 per share and the warrants can be exercised anytime from December 22, 2006 through December 21, 2016. The Series B shares can convert into shares of our common stock under certain circumstances at a conversion price of $2.093 per share. (“Conversion Price”). The Series B shares have the right to receive semi-annual cumulative dividends in the amount of $58.55 per share that may be paid in cash or, at our election, in additional Series B shares. The Series B shares have a liquidation preference equal to the sales price for the shares plus any accrued but unpaid dividends (the “Liquidation Preference”). The Series B shareholders have a redemption right on the third anniversary of the Original Issuance Date at a purchase price equal to 115% of the then effective Liquidation Preference. In conjunction with the Series B funding, we will be issuing 119,446 shares of our common stock for the transaction fee due under an advisory agreement. The net proceeds from the Offering will be used to reduce outstanding accounts payable and support ongoing working capital needs.

The Series B transaction was the result of arm’s length negotiations with accredited investors who were provided with our business and financial information, including copies of our periodic reports as filed with the Securities and Exchange Commission, and who were provided the opportunity to ask questions directly of our executive officers. The investors included our President and Chief Executive Officer, Chief Operating Officer and the Chairman of our Audit Committee. Such affiliates purchased stock on the same terms at which the Series B shares were sold to unrelated parties and such transactions were approved unanimously by the disinterested directors. The securities purchased were restricted securities taken for investment. Certificates for all shares issued bore a restrictive legend conspicuously on their face and stop-transfer instructions were noted respecting such certificates on our stock transfer records. The Series B transaction was effected in reliance on the exemption from registration provided in Section 4(2) of the Securities Act of 1933 as transactions not involving any public offering and in compliance with Rule 506 of Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

In November 2006, the Company executed two amendments to its Loan and Security Agreement (the “Amended Agreements”) which amend the original agreement entered into on April 15, 2003, for working capital and equipment financing. See Notes to Unaudited Condensed Consolidated Financial Statements: Note 14. Subsequent Events: Loan and Security Agreement Amendments.

Item 6. Exhibits

Exhibit 4.1	Certificate of Designation of Series B Convertible Participating Preferred Stock
Exhibit 4.2	Specimen Stock Certificate
Exhibit 10.1:	11-14-06 Amended and Restated Loan and Security Agreement with Silicon Valley Bank
Exhibit 10.2:	11-14-06 Silicon Valley Bank Warrant
Exhibit 10.3:	11-30-06 First Amendment to Amended and Restated Loan and Security Agreement with Silicon Valley Bank
Exhibit 10.4:	11-30-06 Silicon Valley Bank Warrant
Exhibit 10.5:	Form of Series B Preferred Warrant
Exhibit 10.6 :	Series B Preferred Registration Rights Agreement
Exhibits 31.1 and 32.1:	Certifications of the Company’s Chief Executive Officer
Exhibits 31.2 and 32.2:	Certifications of the Company’s Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENTO CORPORATION

(Registrant)

Date: December 26, 2006	By /s/ Patrick F. O’Neal

Patrick F. O’Neal, President and Chief Executive Officer

Date: December 26, 2006	By /s/ Anthony J. Sansone

Anthony J. Sansone, Chief Financial Officer and Corporate Secretary