Form 10-Q
period 2006-12-31
SENTO CORP
filed 2007-02-21
CIK 4317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended December 31, 2006 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each class of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2007
Common capital stock	4,126,169
$.25 par value

SENTO CORPORATION

Quarterly Report on Form 10-Q

Quarter ended December 31, 2006

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

2

Item 1.

Financial Statements

2

Condensed Consolidated Balance Sheets

2

Condensed Consolidated Statements of Operations

3

Condensed Consolidated Statements of Cash Flows

4

Supplemental Disclosures of Cash Flow Information

5

Notes to Unaudited Condensed Consolidated Financial Statements

6

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

18

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

29

PART II.  OTHER INFORMATION

30

Item 1. Legal Proceedings

30

Item 1A. Risk Factors

30

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

36

Item 3.  Defaults Upon Senior Securities

37

Item 4.  Submission of Matters to a Vote of Security Holders

37

Item 5.  Other Information

37

Item 6.  Exhibits

37

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements

SENTO CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

 (In thousands, except par value data)

(Unaudited)

ASSETS

	December 31, 2006	March 31, 2006
Current assets:
Cash and cash equivalents	$1,875	$4,499
Accounts receivable, less allowance for doubtful accounts of $618 and $120 at December 31, 2006 and March 31, 2006, respectively	7,119	7,688
Training reimbursement receivable	167	736
Prepaid and other current assets	1,398	1,069
Total current assets	10,559	13,992
Property and equipment, net	7,315	7,068
Intangible assets, net	1,496	1,904
Other assets	615	351
Total assets	$19,985	$23,315

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,033	$3,687
Accrued salaries and payroll taxes	2,521	3,559
Current portion of accrued restructuring expenses	87	87
Current portion of long-term debt and capital leases	3,182	2,155
Current portion of accrued contingent consideration from business acquisition	603	471
Current portion of deferred lease incentive	62	63
Current portion of deferred tax liability	78	83
Other current liabilities	837	349
Total current liabilities	11,403	10,454

Long-term debt and capital leases, net of current portion	1,604	1,925
Accrued restructuring expenses, net of current portion	51	116
Accrued contingent consideration from business acquisition, net of current portion	1,112	1,244
Deferred lease incentive, net of current portion	212	323
Deferred tax liability, net of current portion	149	206
Total liabilities	14,531	14,268

Commitments and Contingencies
Redeemable Preferred Stock, no par value, authorized 6,800 shares; issued and outstanding 3,000 and 0 shares at December 31, 2006 and March 31, 2006, respectively	1,459	-
Stockholders' equity:
Common stock, $0.25 par value, 50,000 shares authorized; 4,016 and 3,868 shares issued and outstanding at December 31, 2006 and March 31, 2006, respectively	1,004	967
Additional paid-in capital	22,770	20,583
Accumulated deficit	(19,802)	(12,432)
Accumulated other comprehensive income (loss) – foreign currency translation adjustment	23	(71)
Total stockholders' equity	3,995	9,047
Total liabilities and stockholders' equity	$19,985	$23,315

See accompanying notes to unaudited condensed consolidated Financial Statements.

SENTO CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

 (In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005

Revenue	$12,495	$15,041	$40,910	$33,502

Cost of sales (excluding depreciation of $521 and $481 for the three months ended December 31, 2006 and 2005, respectively, and $1,527 and $1,309 for the nine months ended December 31, 2006 and 2005, respectively)	12,550	11,697	38,587	26,616
Training incentive reimbursements	—	(196)	(418)	(196)
Net cost of sales	12,550	11,501	38,169	26,420

Gross margin	(55)	3,540	2,741	7,082

Product development	—	21	—	70
Selling, general and administrative expenses (excluding depreciation of $54 and $18 for the three months ended December 31, 2006 and 2005, respectively, and $169 and $51 for the nine months ended December 31, 2006 and 2005, respectively)	2,252	2,204	7,185	5,754
Provision for doubtful accounts	34	—	532	(182)
Amortization of intangible assets	136	91	408	228
Restructuring charge	—	—	—	477
Depreciation Expense	575	499	1,696	1,360
Share-based compensation benefit	—	28	—	(41)
Income (loss) from operations	(3,052)	697	(7,080)	(584)

Interest income	5	—	18	—
Interest expense	(120)	—	(322)	(56)
Other income (expense), net	(11)	9	(10)	9
Net income (loss) before income taxes	(3,178)	706	(7,394)	(631)
Income tax benefit (expense)	—	3	25	(15)
Net income (loss) attributable to common stockholders	$(3,178)	$709	$(7,369)	$(646)
Net income (loss) attributable to common stockholders per common share:
Basic	$(0.80)	$0.19	$(1.85)	$(0.17)

Fully Diluted	$(0.80)	$0.17	$(1.85)	$(0.17)
Basic weighted average number of common and common equivalent shares outstanding	4,000	3,827	3,978	3,806
Diluted weighted average number of common and common equivalent shares outstanding	4,000	4,118	3,978	3,806

See accompanying notes to unaudited condensed consolidated Financial Statements.

SENTO CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	December 31,	December 31,
	2006	2005
Cash flows used in operating activities:
Net loss	$(7,369)	$(646)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,696	1,359
Amortization of intangible assets	408	228
Amortization of deferred lease incentives	(16)	—
Amortization of debt offering costs	54	—
Valuation of non-employee warrants issued for services	226	11
Stock-based 123R expense	69	—
Share-based compensation benefit	—	(41)
Write-down of training incentive reimbursements	409	—
Provision for doubtful accounts	532	—
Restructuring charge	—	477
Provision for deferred taxes	(41)	(7)

Changes in operating assets and liabilities:
Accounts receivable	37	(4,284)
Other assets	(94)	(241)
Accounts payable	346	1,097
Accrued liabilities and other	(732)	958
Net cash used in operating activities	(4,475)	(1,089)

Cash flows used in investing activities:
Purchase of capital assets	(1,942)	(1,987)
Net cash used in investing activities	(1,942)	(1,987)

Cash flows from financing activities:
Principal payments of long-term debt, capital leases and credit line	(12,108)	(1,119)
Proceeds from issuance of long-term debt, capital leases and credit line	12,813	2,000
Proceeds from exercise of stock options, warrants and employee stock purchases	388	154
Proceeds from issuance of redeemable preferred stock, net of issuance costs	2,606	—
Purchase of treasury stock	—	(56)
Net cash provided by financing activities	3,699	979
Effect of foreign currency translations	94	(51)
Net decrease in cash and cash equivalents	(2,624)	(2,148)
Cash and cash equivalents at beginning of period	4,499	5,698
Cash and cash equivalents at end of period	$1,875	$3,550

SENTO CORPORATION

AND SUBSIDIARIES

Supplemental Disclosures of Cash Flow Information

(Unaudited)

(In thousands)

	Nine Months Ended
	December 31,	December 31,
	2006	2005
Cash paid for:
Interest	$325	$123
Income taxes	$14	$—
Supplemental disclosures of non-cash investing and financing activities:
Assets acquired under capital lease	$375	$—
Non-cash consideration for debt offering costs	$250	$—

Purchase price adjustments:
Intangible assets	$—	$1,039
Contingent consideration for business acquisition	—	(722)
Deferred tax liability	—	(317)
	$—	$—

See accompanying notes to unaudited condensed consolidated Financial Statements.

SENTO CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2006

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

Liquidity and Going Concern Considerations

As of December 31, 2006 the Company had cash and cash equivalents of $1.9 million.  The negative operating cash used in continuing operations for the three and nine months ended December 31, 2006 was $0.9 and $4.5 million, respectively. The Company incurred negative cash flows in the first nine months of the current fiscal year to fund operations and ended the period with negative working capital of $0.8 million.  Additionally, the Amended Agreements we reached recently amended our loan agreements with our primary financial institution (the “Amended Agreements”) to include certain restrictive covenants related to tangible net worth levels or debt service and quick ratio levels required of the Company. The Amended Agreements also contain a subjective default acceleration clause which allows the bank to accelerate payments required under the Agreement if the bank determines there is a material impairment in the collateral, operations, or repayment prospects of the Company. As of December 31, 2006 we were not in compliance with the relevant restrictive covenants of the Amended Agreements. As a result, the bank could elect to stop making further advances under the Line of Credit and could accelerate payments required under the Amended Agreements. There is no absolute assurance the bank will allow a modification to the Amended Agreements which could have a materially negative impact on our liquidity.

These Condensed Consolidated Financial Statements have been prepared on a going concern basis, which assumes continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The ability of the Company to continue as a going concern is predicated upon, among other things, the ability to execute on its current plans to reduce costs and improve operating performance, re-negotiation of terms to bring the Company into compliance with the provisions of the covenants of its current borrowing arrangements, the ability to generate cash flows from operations, and the consummation of future funding activities as needed by the Company.

To enhance liquidity, in December 2006 the Company completed a private placement of 3,000 shares of Series B Redeemable Preferred Stock (“Series B”) to certain institutional and private investors.  The shares were sold for $1,000 per share, resulting in gross proceeds from the offering of $3,000,000. The preferred stock has a dividend rate of 12% per annum, payable semi-annually, which may be paid either by cash or through the issuance of additional Series B shares at the Company’s option. Through December 31, 2006, none of the semi-annual dividend payments were due. The Series B shares have a mandatory redemption in three years from the date of issuance.

The Company’s short term cash requirements and obligations include operating expenses, accounts payable, debt servicing, and capital expenditures for continuing operations. In spite of the funding from the Series B transaction, the Company may not have sufficient cash on hand to meet its obligations through December 31, 2007. As such, the Company plans to generate additional funding, as necessary, from the capital markets.  No assurances can be given that, as pursued, additional financing transactions can be consummated.  The Company continues to evaluate possibilities to obtain additional financing through public or private equity or debt offerings, bank debt financing, or from other sources, should the Company need to obtain such financing.  Such additional financing would be subject to the risk of availability and may be dilutive to our stockholders, or could impose restrictions on operating activities. Additionally, if the Company is not able to re-negotiate the restrictive covenants of its agreements with its primary financial institution or should the Company go into default on the current borrowing arrangements it might not be able to obtain additional advances under the Loan Agreement which would have a negative effect on liquidity.

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

In June 2005, the Emerging Issues Task Force of the FASB reached consensus on Issue No. 05-2, “The Meaning of  Conventional Convertible Debt Instrument” (“EITF 05-02”), which relates to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). EITF 00-19 is used to evaluate whether embedded derivatives should be bifurcated under SFAS No. 133, “Accounting For Derivative Instruments and Hedging Activities” (“SFAS 133”). Specifically, SFAS 133 provides guidance as to when an issuer is required to bifurcate a conversion option that is embedded in convertible debt. However, EITF 00-19 does not define “conventional convertible debt instrument.” The guidance in EITF 05-02 indicates the Series B preferred stock of the Company does meet the definition of a conventional convertible debt instrument.  The adoption of the Issue did not have an effect on the Company’s condensed consolidated financial position or results of operations.

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

In September 2006, the staff of the Securities and Exchange Commission issued “Staff Accounting Bulletin No. 108” (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  SAB 108 becomes effective in fiscal 2008.  Adoption of SAB 108 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

2.  CASH AND CASH EQUIVALENTS

The Company considers all short-term highly liquid investments with an original maturity of three months or less to be cash equivalents. Certain cash and cash equivalents are deposited with financial institutions, and at times such amounts exceeded insured depository limits. The Company periodically inspects the soundness of the financial institutions with which it does business to manage its risk related to such uninsured deposits. Certain collateral requirements of a financial institution and a vendor of the Company have been satisfied by depositing funds in a restricted account. As of December 31, 2006 and March 31, 2006, respectively, amounts of $114,099 and $206,106 of restricted cash were included in other assets on the balance sheet due to their long-term nature.

3.  LONG-TERM DEBT AND CAPITAL LEASES

In November 2006, the Company executed two amendments to its Loan and Security Agreement (the “Amended Agreements”) which amended the original agreement entered into on April 15, 2003 as well as previous amendments for working capital and equipment financing (along with previous amendments). The Amended Agreements include a line of credit (the “Line”) with a bank that allowed the Company to borrow up to the lesser of $5,000,000 or 80% of eligible accounts receivable less a hold back of approximately $1.9 million for the aggregate of related term debt letters of credit.  The Line accrued interest at 3.5% over the bank’s prime rate (8.25% as of December 31, 2006).  The Company’s obligations under the Amended Agreements continue to be secured by certain assets of the Company.  As of December 31, 2006, the Company had $1,048,963 outstanding against the Line. The Line matures on June 30, 2007.

The Company is subject to customary affirmative and restrictive covenants under the Amended Agreements, including restrictions on the Company’s ability to incur additional indebtedness and maintenance of minimum tangible net worth and subsidiary investment levels or debt service and quick ratio levels. The Amended Agreements also include customary events of default, including bankruptcy events, entry of judgments against the Company and occurrence of material adverse changes. Upon the occurrence of an event of default, the financial institution may cease to provide advances under the Line. The Company’s obligations under the Amended Agreements are secured by certain assets of the Company.   As of December 31, 2006 we were not in compliance with a specific covenant of our Amended Agreements. As a result, the financial institution could elect to stop making further advances under the Line and could accelerate term debt-related payments required under the Amended Agreements.

In conjunction with the Amended Agreements, the Company issued warrants to purchase 125,000 shares of common stock to the financial institution providing its Line. The warrants entitle the holder to purchase 125,000 shares of common stock at an exercise price of $2.51. The warrants are fully vested, have a term of five years from issuance, and include a provision allowing for a cashless exercise.

4.  SHARE-BASED COMPENSATION

During the nine months ended December 31, 2006, options to purchase 86,415 shares of the Company’s common stock were exercised and 16,164 shares of common stock were purchased by employees under the Company’s Employee Stock Purchase Plan (“ESPP”), resulting in $368,987 of net proceeds to the Company. Also, during the nine months ended December 31, 2006, 57,500 warrants were tendered for a net 35,937 shares of common stock under the cashless exercise provisions of the warrants.

During the nine months ended December 31, 2005, options to purchase 29,946 shares of the Company’s common stock were exercised, 36,257 shares of common stock were purchased by employees under the Company’s ESPP, and warrants to purchase 6,250 shares of common stock were exercised resulting in $154,227 of net proceeds to the Company.

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

The fair value provisions of SFAS 123R were adopted under the modified prospective transition method. Under this method, compensation cost recognized subsequent to October 1, 2005 includes compensation cost related to non-vested stock awards as of October 1, 2005, by recognizing the unamortized grant date fair value of those awards over their remaining service period with no change in historical earnings. Awards granted after October 1, 2005 receive fair value treatment on a straight line basis over the service periods of each award.  Additionally, SFAS 123R requires companies to record compensation expense for the unvested portion of previously granted awards as they continue to vest, as calculated previously and recorded in accordance with the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”  During the three and nine months ended December, 31, 2006 the Company recognized stock-based compensation expense of $38,581 and $67,805, respectively. These amounts were included as non-cash compensation costs in the same line items as cash compensation for comparable employees on the consolidated statements of operations in accordance with the provisions of SFAS 123R.  Results for prior periods have not been restated.

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

Option valuation models require the input of highly subjective assumptions including expected stock price volatility. Expected volatility is based on the historical volatility of the Company’s common stock over a period consistent with the expected term of the options.  The Company uses historical data to estimate option exercises and employee termination behavior within the valuation model. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Forfeiture estimates are based upon historical forfeiture rates. The Company does not anticipate paying any cash dividends in the foreseeable future and, therefore, an expected dividend yield of zero is proper. The table listed below summarizes the Black-Scholes option pricing model assumptions used for the first nine months of the 2007 and 2006 fiscal years:

	December 31, 2006	December 31, 2005
Risk-free interest rate	3.7 – 4.5%	2.7 – 4.5%
Expected dividend yield	0.00%	0.00%
Expected lives in years	5.0	5.0
Expected volatility	75-90%	66-90%

If the fair value provision of SFAS 123R had been applied to all stock-based compensation for periods prior to October 1, 2005, net income and earnings per share would have changed for the nine month period ended December 31, 2005 to the pro forma amounts shown in the following table (in thousands, expect per share data):

		Nine Months Ended
		December 31, 2005
Net income (loss) attributable to common stockholders	As reported	$(646)
Less: Additional stock-based employee compensation expense determined under fair value-based method for all awards, net of income tax	Pro forma	$(62)
Pro forma net income (loss)	Pro forma	$(708)

Basic net income (loss) per share	As reported	$(0.17)
	Pro forma	$(0.19)
Diluted net income (loss) per share	As reported	$(0.17)
	Pro forma	$(0.19)

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

With the Company’s adoption of SFAS 123R on October 1, 2005, the variable accounting treatment for options re-priced under the Exchange Program is no longer required.  From April 2003 through December 2005 the Company recorded a cumulative net expense of $1,147,000 from marking these options to market. The impact of adopting SFAS 123R for the three and nine months ended December 31, 2006 was an increase of the Company’s net loss by approximately $38,581 and $67,805, respectively, and an increase of the Company’s net loss per common share of $0.01 and $0.02, respectively. All of this additional compensation expense has been included as non-cash compensation costs in the same line items as cash compensation for comparable employees on the consolidated statements of operations for the three and nine months ended December 31, 2006.

On November 10, 2005, the FASB issued FASB Staff Position (“FSP”) SFAS 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). FSP 123R-3 provides a practical transition election related to the accounting for the tax effects of share-based payment awards to employees, as an alternative to the transition guidance for the additional paid-in capital pool (“APIC pool”) in paragraph 81 of SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the APIC pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R. The guidance in FSP 123R-3 is effective after November 10, 2005. The Company may take up to one year from the later of adoption of SFAS 123R or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. The Company adopted FSP 123R-3 on October 1, 2006 with no material impact on these Financial Statements.

Stock Option Plans

The Company grants stock options to employees and non-employee directors under its Omnibus Stock Incentive Plan. Vesting requirements for awards under this plan vary by individual grants and are time-based. The majority of the options granted under the plan have a contractual life of 10 years. However, some of the grants have a contractual life of 5 years. The fair value of each option award is estimated as of the date of grant using the Black-Scholes option pricing model and the afore-mentioned weighted average assumptions for the quarters ended December 31, 2006 and 2005. These assumptions include an expected volatility which is based on historical volatility of the Company’s common stock. The Company uses historical data to estimate option exercises and employee termination behavior within the valuation model. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

A summary of stock option activity for the nine months ended December 31, 2006 is presented below:

Description	Shares	Weighted Average Exercise Price
Outstanding at March 31, 2006	589,264	$3.94
Granted	78,750	2.84
Exercised	(86,415)	3.59
Forfeited/cancelled	(16,647)	7.36

Outstanding at December 31, 2006	564,952	$3.72
Options exercisable at December 31, 2006	481,008	$3.91

A summary of stock options outstanding and exercisable at December 31, 2006 is presented below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$1.60 to $1.60	133,917	5.68	$1.60	130,492	$1.60
$1.65 to $2.99	130,392	7.06	2.64	65,452	2.43
$3.10 to $3.10	97,150	8.55	3.10	97,150	3.10
$3.14 to $4.99	58,900	7.58	3.90	45,441	4.13
$5.00 to $5.93	51,250	3.12	5.14	49,427	5.11
$6.31 to $6.31	25,000	7.75	6.31	25,000	6.31
$7.95 to $7.95	25,000	7.49	7.95	25,000	7.95
$8.07 to $8.07	5,150	7.55	8.07	4,853	8.07
$8.23 to $8.23	31,943	7.32	8.23	31,943	8.23
$18.00 to $18.00	6,250	2.25	18.00	6,250	18.00

Total	564,952	6.70	$3.76	481,008	$4.06

Employees’ Stock Purchase Plan

The Company has an Employees’ Stock Purchase Plan (“ESPP”) which permits employees to invest by means of periodic payroll deductions in Company common stock at 85% of the closing price of the common stock on the last day of the applicable purchase period. The purpose of the stock purchase plan is to provide a method whereby employees of the Company may acquire a proprietary interest in the Company through the purchase of shares of common stock. The stock purchase plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. The total number of shares which may be sold pursuant to the plan may not exceed 250,000 shares, of which 132,840 remained available at December 31, 2006.

Common stock of the Company of 11,143 and 20,500 shares were purchased by ESPP participants during the three months ended December 31, 2006 and 2005, respectively. Common stock of the Company of 16,164 and 36,257 shares were purchased by ESPP participants during the nine months ended December 31, 2006 and 2005, respectively. The weighted average fair value of employee stock purchase rights issued pursuant to the ESPP was ($0.18) and $1.91, respectively for the nine months ended December 31, 2006 and 2005. The fair value of the stock purchase rights was calculated as the difference between the weighted average stock price over the period compared to the employee purchase price. During the three months ended December 31, 2006 and 2005, respectively, the Company recognized stock-based compensation expense related to the ESPP of $9,881 and $8,643, respectively. During the nine months ended December 31, 2006 and 2005 the Company recognized stock-based compensation expense related to the ESPP of $23,689 and $8,643, respectively.  These amounts were included as non-cash compensation costs in the same line items as cash compensation for comparable employees on the consolidated statements of operations in accordance with the provisions of SFAS 123R.  Results for prior periods have not been restated.

Retirement Plan

The Company has a qualified defined contribution retirement plan under Section 401(k) of the Internal Revenue Code. The plan covers all employees who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. In addition, employer contributions are made at the discretion of the Board of Directors. Participants are fully vested at all times in employee contributions. Employer contributions vest over a nine-year period. No employer contributions were made during the first nine months of fiscal 2007 or the two previous fiscal years.

5.  REDEEMABLE PREFERRED STOCK AND WARRANTS

In December 2006 the Company completed a private placement of 3,000 shares of Series B Redeemable Preferred Stock (“Series B”) to certain institutional and private investors.  The shares were sold for $1,000 per share, resulting in gross proceeds from the offering of $3,000,000. Included in the Series B transaction were debt issuance costs of $394,000. The preferred stock issued pursuant to this placement is convertible into the Company’s common stock immediately at a conversion price of $2.093 per share. Of the 3,000 Series B shares, all remained outstanding as of December 31, 2006. The preferred stock has a dividend rate of 12% per annum, payable semi-annually (with the first dividend installment due in June 2007), which may be paid either by cash or through the issuance of additional Series B shares at the Company’s option. The Series B shares have a mandatory redemption in three years from the date of issuance.

As part of the transaction, the Company issued fully vested warrants with a ten year expiration date to purchase 900,000 shares of the Company’s common stock at an exercise price of $2.54 per share. The warrants include a provision allowing for a cashless exercise. As of December 31, 2006 none of warrants had been exercised.  The Series B shares and the warrants contain anti-dilution provisions which require the adjustment of the conversion price of the shares and the exercise price of the warrants under certain conditions if the Company issues additional shares of common stock through the life of the Series B shares and related warrants.

In accordance with the provisions of paragraph A-9 of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”) the Company recognized the Series B shares as equity since the substantive conversion option included with the Series B shares can be exercised at any time while the mandatory redemption term is not available until December 2009. Further guidance on the recognition of the Series B shares comes from EITF Issue No. 05-2, “The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19” (“EITF 05-2”) which indicates convertible preferred stock within the meaning of paragraph A-9 of SFAS 150 should not be classified as a liability because the redemption is contingent upon the holders’ not exercising their option to convert the instrument into a fixed number of shares. EITF 05-2 states that public companies should classify these instruments on the balance sheet between liabilities and permanent equity in a caption commonly referred to as “mezzanine” or “temporary” equity. EITF 05-2 also indicates this type of convertible preferred stock may qualify for the exception included in paragraph 4 of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”) if the economic characteristics indicate the instrument is more akin to debt than equity. SFAS No. 133, “Accounting For Derivative Instruments and Hedging Activities” (“SFAS 133”) indicates the Series B shares are more akin to debt since it is a fixed-rate preferred stock with a mandatory redemption feature. The Series B shares are also considered “conventional convertible debt” as defined in EITF 05-2 since the holder of the security has an option to convert into a fixed number of shares for which the ability to exercise is based on the passage of time which also indicates the propriety of equity treatment of the Series B shares. The provisions of EITF 00-19 also indicate the Series B shares should be accounted for as permanent equity with an amount equal to the cash redemption requirement transferred to temporary equity.

The embedded conversion option attached to the Series B shares qualifies for the derivative exception included in SFAS 133 since it is (1) indexed in its own stock and (2) qualifies for classification in Stockholder's Equity.  The conversion option also meets the definition of “conventional convertible debt” as included in EITF 05-2 since the holder may only realize the value of the conversion option by exercising the option in a fixed number of shares and as an instrument that can be net-share settled as constituted in EITF 00-19. This position is supported by FAS 133 Issue No. 2 which indicates that an embedded derivative indexed to and settled with shares of its own  stock be reported in permanent equity with an amount equal to the cash redemption amount under the physical settlement transferred to temporary equity. The conversion option is not considered beneficial per the provisions of EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 98-5”) since the non-detachable conversion feature of the Series B shares is not in-the-money at the commitment date.  The amount in temporary equity is considered stockholders’ equity even though it is classified outside of permanent equity.

EITF 00-19 also indicates the amount should be recorded at fair value with no subsequent changes recorded as long as the Series B shares continue to meet the criteria for equity classification. This position is also maintained in EITF Topic No. D-98, “Classification and Measurement of Redeemable Securities” (“EITF D-98”) which states if a security is not currently redeemable, and it is not probable the security will become redeemable, subsequent adjustment is not necessary until it is probable the security will become redeemable.

As to the detachable warrants which were issued with the Series B shares, they also qualify for the derivative exception included in SFAS 133 since they are (1) indexed in its own stock and (2) qualify for classification in Stockholder's Equity per the provisions of EITF 00-19 and EITF 05-2 which stipulate that because they require net-share settlement they are properly included in equity. The warrants also meet the definition of “conventional convertible debt” as included in EITF 05-2 since the holder may only realize the value of the warrants by exercising the warrants in a fixed number of shares and as an instrument that can be net-share settled. EITF 00-19 indicates the warrants should be “measured at fair value” and classified in “permanent equity as long as those contracts continue to be classified as equity.” Further, paragraph 9 goes on to state that “subsequent changes in fair value should not be recognized as long as the contracts continue to be classified in equity.”

The gross proceeds from the transaction of $3,000,000 were allocated using the proportional method at the respective fair value of the Series B shares and the detachable warrants. The allocation resulted in $1,459,000 and $1,541,000, respectively, of the proceeds being allocated to the Series B shares and the detachable warrants.

6.  NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed in accordance with SFAS No. 128, (“Earnings Per Share”) by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from shares of common stock issuable through stock options, warrants and other convertible securities, if dilutive. Options and warrants to purchase 459,457 and 383,827 shares of common stock, respectively, have not been included in the calculation of diluted common stock outstanding for the three and nine-month periods ended December 31, 2006, because to do so would be anti-dilutive.  Options and warrants to purchase 290,601 shares of common stock have been included in the calculation of diluted common stock outstanding for the three months ended December 31, 2005. Options and warrants to purchase 143,679 shares of common stock have not been included in the calculation of diluted common stock outstanding for the nine months ended December 31, 2005, because to do so would be anti-dilutive.

7.  FACILITIES CONSOLIDATION

In January 2005, the Company approved a plan to consolidate its Utah contact solution center facilities into one “super center” by July 2005. As part of this plan, $477,000 was charged to the Company’s Statement of Operations for the first fiscal quarter of 2006. The remaining expense from the consolidation relates to accrued facilities and relocation costs for the abandoned facilities. The following summarizes the costs recorded as a restructuring charge during the three months ended June 30, 2005 (in thousands):

Discounted value of future facilities lease obligations	$330
Impairment of leasehold improvements	122
Moving costs and other	25
$477

The following is a reconciliation of accrued restructuring expense during the nine months ended December 31, 2006:

Accrued restructuring expense at March 31, 2006	$203
Accretion of discount on future rent	15
Costs paid during period	(80)
Accrued restructuring expense at December 31, 2006	138
Less current portion of accrued restructuring expense	(87)
Long-term accrued restructuring expense	$51

8.  INTANGIBLE AND OTHER ASSETS

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

	December 31, 2006	March 31, 2006
Intangible assets	$2,405	$2,405
Less: Accumulated amortization	(909)	(501)
Intangible assets, net	$1,496	$1,904

Amortization of the Company’s intangible assets is recorded in accordance with the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets,” (“SFAS 142”). The Company uses the straight-line method to expense these intangible assets over their expected useful life of approximately five years. In addition to the recording of amortization related to these assets, there is also a test performed at least annually, and more frequently under certain circumstances, to determine if the intangible assets have been impaired. The Company reported amortization expense on purchased intangible assets of $408,000 and $228,000 for the nine month periods ended December 31, 2006 and 2005, respectively.

The Company’s judgments regarding the existence of impairment are based on market conditions, operational performance of the business and considerations of any events that are likely to cause impairment. Future events could cause the Company to conclude that impairment indicators exist and that intangible assets associated with the Company’s acquired business are impaired. The Company currently operates in one reportable segment, which is also the only reporting unit for the purposes of SFAS 142. The Company performed its annual intangible assets impairment tests at September 30, 2006 and December 31, 2005 and concluded that the intangible assets were not impaired as the fair value of the specifically identifiable assets exceeded their carrying value.

9.   INCOME TAXES

Even though the Company had consolidated net losses for the first nine months of the 2007 and 2006 fiscal years, the Company’s operations are located in multiple tax jurisdictions and may require the payment of income taxes in specific jurisdictions. Income tax benefit (expense) for the nine-month periods ended December 31, 2006 and 2005, respectively, consist of the provision for income taxes on the Company’s European operations net of amortization of the Company’s deferred tax liabilities.

10.   GEOGRAPHIC INFORMATION

The following geographic area data includes net revenue, expenses, net income (loss) and long-lived assets of the Company based on physical location (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Revenue:
United States	$8,343	$12,457	$30,260	$26,606
Europe	4,152	2,584	10,650	6,896
Consolidated total	12,495	15,041	40,910	33,502

Expenses:
United States	11,349	$11,798	36,985	27,278
Europe	4,324	2,534	11,294	6,870
Consolidated total	15,673	$14,332	48,279	34,148

Net Income (Loss):
United States	(3,006)	$659	(6,725)	(672)
Europe	(172)	50	(644)	26
Consolidated total	$(3,178)	$709	$(7,369)	$(646)

	December 31, 2006	March 31, 2006
Long-lived assets:
United States	$6,690	$7,141
Europe	2,736	2,182
Consolidated total	$9,426	$9,323

11.   SEASONALITY

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

12.   JOB TRAINING INCENTIVE REIMBURSEMENT

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

In the three months ended December 31, 2006 and 2005 the Company recognized a $0 and $196,000 of training reimbursements as an offset to cost of sales in the condensed consolidated statements of operations, respectively.  In the nine months ended December 31, 2006 and 2005 the Company recognized a $418,000 and $196,000 of training reimbursements as an offset to cost of sales in the condensed consolidated statements of operations, respectively.  During the second quarter of the current fiscal year the Company recognized a $409,000 write-down of the training reimbursement receivable due to the termination of services with a significant customer. This service termination led to a large number of employees voluntarily discontinuing their employment or being terminated due to this loss of work.  The employee attrition rates related to this termination of services greatly exceeded the historic attrition rates on which the receivable accrual was based resulting in this reduction in the training reimbursement receivable.

13.  COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and foreign currency translation adjustments which are excluded from net loss on the consolidated statements of operations. The total changes in comprehensive loss during the nine months ended December 31, 2006 and year ended March 31, 2006, respectively, were as follows:

	December 31, 2006	March 31, 2006
Net Loss	$(7,369)	$(154)
Foreign currency translation gain (loss)	23	(114)

Comprehensive loss	$(7,346)	$(268)

14.  COMMITMENTS AND CONTINGENCIES

From time to time the Company is subject to claims and administrative proceedings that are filed in the ordinary course of business. The Company believes that the results of any such pending claims or administrative proceedings, either individually or in the aggregate, will not have a materially adverse effect on the Company’s financial condition.

At December 31, 2006, the Company had outstanding letters of credit of $238,000 related to payment guarantees. The Company believes that any guarantee obligation that may arise will not be material to the Company’s financial condition.

15.  SUBSEQUENT EVENTS

On February 13, 2007 the Company announced the commencement of a significant new cost-cutting initiative. As part of the overall cost-cutting actions, the Company will be closing a 33,000 square foot contact solution center in Evanston, Wyoming, effective immediately. The Company expects to record a charge of approximately $600,000 in the fourth quarter of the current fiscal year as a result of this business restructuring due to the write-off of specific fixed assets and the accrual of future lease payments associated with this site.

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

Highlights - a general description of key events affecting us during the first nine months of the 2007 and 2006 fiscal years.

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

Our Business

We continue to improve on the technology that has made us a global provider of custom solutions that leverage “Right Channeling,” a methodology for assisting companies in making informed choices for multi-channel communication that supports their business goals and customer expectations.  We offer call and contact center solutions for customer acquisition, customer service, service intervention and technical support.  We use modern customer contact centers, coupled with our state-of-the-art proprietary software systems, to provide domestic and international support services and technology solutions to our primary target markets consisting of either: (1) smaller to mid-sized companies that are outsourcing customer and technical support for the first time or seeking to continue outsourcing with a new vendor or combination of vendors; or (2) larger companies which may have already made the decision to outsource and are interested in deploying our Right Channeling and other unique offerings.  We conduct our principal business operations through our wholly-owned subsidiaries, Sento Technical Services Corporation and Xtrasource Acquisition, Inc.

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

•

New Technology:  We continue to utilize “cutting edge” technology including the “CXP” software we have developed to enhance and optimize customer interactions for our clients. The CXP software has been developed for both stand-alone market applications and to enhance customer interactions within our current and prospective service and support-related client base. We are now using the CXP software on a limited basis with existing clients noting solid results in improving customer service and support interactions.

These strategies are integral to our efforts to achieve and maintain consistent profitability. Additionally, management announced a broad cost-cutting initiative on February 13, 2007 which will add significantly to other cost-cutting initiatives which were announced in the second and third quarters of our current fiscal year. This latest cost-cutting initiative is expected to result in savings of at least $4 million annually due to a variety of personnel and other overhead cuts. When combined with the revenue increases we expect to come from our marketing pipeline we expect to greatly reduce the significant operating losses we have experienced in the last three quarters.

Highlights

In spite of sales increasing by 22% in the first nine months of fiscal 2007 (over the comparable prior year period) we experienced a net loss of $7.4 million for the first nine months of fiscal 2007. This net loss was $6.8 million more than the net loss of $0.6 million in the first nine months of fiscal 2006. Key factors in the substantial loss for the first nine months of fiscal 2007 were:

•

Lower than expected margins with certain clients,

•

Higher than normal agent staffing levels,

•

Underutilization of facilities due to a loss of business with several large clients,

•

Training expenses for personnel needed to execute on new customer contracts,

•

Recognition of a significant provision for doubtful accounts related to a client going into bankruptcy,

•

Write-down of our training reimbursements receivable due to termination of services with a significant client, and

•

Higher wages at operational levels which were felt necessary to attract and retain personnel important to the future of our Company.

Our gross margin for the first nine months of fiscal 2007 was $2.7 million or 6.7% of sales, which was worse than the gross margin of $7.1 million or 21.1% of sales in the first nine months of fiscal 2006. The decline was due to similar factors as listed in the preceding paragraph.

As discussed above, substantial cost-cutting measures were announced in February 2007. The combined effect of these cuts with other cost-savings announcements from the second and the third quarter of fiscal 2007 are expected to restore positive cash flows to our operations within the next twelve months. Collectively, these cuts are expected to reduce annual operating costs by well over $4 million. Since some of our revenue enhancement and cost-cutting measures were not fully implemented until the fourth quarter of the current fiscal year, it is likely we will continue to see losses in the final quarter of the current fiscal year. However, during the first two quarters of the 2008 fiscal year we expect substantial improvement in our operating margins due to these revenue-enhancement and cost-cutting measures. The margin improvement from these plans is expected to come from higher revenue-measured “economies of scale,” strategic staff reductions, increased efficiency in our operations, other expense savings, and the renegotiation of certain customer-contract pricing.

Operating expenses as a percentage of sales for the first nine months of fiscal 2007 were 24% which reflected an increase from the comparable prior year period of 22.9%, primarily due to the large growth of these expenses in the first two quarters of our current fiscal year, especially in the areas of personnel costs and fees for outside services.

During the first nine months of 2007 our working capital declined by $4.4 million leaving us with cash and cash equivalents of $1.9 million on December 31, 2006.  Long-term debt to equity was 40% (excluding the long-term portion of the accrued contingent consideration from business acquisition and other long-term liabilities). As of December 31, 2006 we were not in compliance with the covenants of our loan agreements with our bank. As a result, the bank could elect to stop making further advances under the line of credit and could accelerate payments required under the agreement. As such advances, and the related term financing, are necessary to supplement our cash flows from operational activities, this could force us to make operational changes affecting the long-term direction of the company in an adverse fashion. We are in negotiations with this bank to modify the terms of the agreement but there is no absolute assurance these discussions will result in a modification to the agreement which will be favorable to us. An unsuccessful outcome in these negotiations could have a materially negative impact on our liquidity.

Management believes our continued focus on customer account penetration through the use of business reviews with customers and closing of new business will reverse this negative trend and result in sales growth and margin improvement in the final quarter of fiscal 2007. However, due to the wind-down of a client program announced in the fiscal 2006 fourth quarter, the decision by another client to take its program in-house, the loss of a client to bankruptcy (and with facility under-utilization resulting from the foregoing), write-downs in our training reimbursements receivable, closing of a customer contact center and higher overall agent wages our revenues and margins will continue to be negatively impacted.  Management believes that general economic conditions, including increased wage pressures for agents servicing existing accounts at our customer contact solution centers may continue to be a significant factor affecting operating margins in future periods.

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

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery of services has occurred, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured.  We generate revenue by delivering technical assistance to users of our clients’ products through the use of live chat, Web collaboration, email and telephone interactions.  We recognize revenues as services are provided, according to the terms of the underlying agreements with our clients which specify how the client will be charged, generally based on a monthly, hourly, per minute or per-incident rate.  We also provide licenses to a limited number of our clients for the use of our customer contact software tools that we host.  In these arrangements, we charge our client a monthly fee based on the number of users.  Revenue under those arrangements is recognized as the service is provided.

Revenues generated from professional and consulting services are recognized as the service is provided, based on time and materials incurred at contractually agreed upon rates.

Credit Risk

We have established an allowance for doubtful accounts to reserve for uncollectible accounts receivable. Each quarter we review the receivables on an account-by-account basis and determine the probability of collection. Management judgment is exercised in determining the probability of collection. Factors we consider in making this judgment are the age of the receivable, the financial resources of our clients, previous client history and recent client communications. Our credit losses have generally been within our expectations; however, during the first nine months of fiscal 2007 we experienced a significant increase in our bad debt reserve of $467,000 for an account receivable from U.S. Digital Television (“USDTV”) for services rendered primarily during the first quarter of the current fiscal year. Additionally, we did not receive timely payment of a $400,000 note due June 30, 2006 from USDTV, for which we had established a reserve of $400,000. USDTV filed for Chapter 7 bankruptcy protection on July 6, 2006 after failing to raise an expected new round of capital.

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

Intangible Assets

The Company has recorded significant intangible assets as a result of the acquisition of substantially all of the assets of Xtrasource, Inc. (“Xtrasource”) in October, 2004. The intangible assets related to the client service agreements acquired were valued by a third party, are considered to have a finite life, and are being amortized over a five year period based upon the estimated rate of client attrition. The original estimate of client attrition was based upon the previous experience of the Company and approximates the time period the Company has agreed to pay additional consideration to the former owners of Xtrasource. The Company reviews the remaining life of the intangible assets periodically and reviews for impairment if events and circumstances warrant. Changes to the estimated economic life, if any, may result in an increase in amortization expense that may be significant.

The intangible assets are reviewed annually for impairment and between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired.

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

We adopted SFAS 123R on October 1, 2005 under the modified-prospective approach. Under this transition method, compensation cost recognized in the first nine months of fiscal 2007 includes: a) compensation cost for all share-based payments granted through September 30, 2005, but for which the requisite service period had not been completed as of September 30, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Under the modified-prospective approach, no stock option expense is reflected after October 1, 2005 as a separate line item to the Financial Statements attributable to these options. Instead, non-cash compensation cost is included in the same line items as cash compensation for comparable employees in the Financial Statements for all options granted after the date of adoption as well as for any options that were granted prior to adoption but not yet vested. As a result of adoption, we recognized $68,000 of non-cash compensation expense related to stock option grants and issuances of stock pursuant to the ESPP during the nine months ended December 31, 2006. These amounts are included as non-cash compensation costs in the same line items as cash compensation for comparable employees on the consolidated statements of operations in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated.

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

Financial Condition Review

Since the end of the 2006 fiscal year we have experienced substantial losses. These losses have resulted in a significant reduction in our financial condition. The following items are indicative of this declining trend in our financial condition:

•

Cash balances (excluding restricted cash) decreased by $2.6 million over the nine months ended December 31, 2006 to a balance of $1.9 million primarily due to the large losses we have experienced which were partially offset by the net proceeds of $2.6 million from a preferred stock offering.

•

Accounts receivable decreased by $0.6 million over the nine months ended December 31, 2006 to a balance of $7.1 million, primarily due to the reduction in quarterly revenues from the prior year.

•

Training reimbursements receivable decreased by $0.6 million over the nine months ended December 31, 2006 to a balance of $0.2 million, primarily due to a reduction in the amount of hiring of new personnel and attrition related to the termination of a large client.

•

Working capital decreased by $4.4 million over the nine months ended December 31, 2006 to a negative $0.8 million.

•

Debt increased by $0.7 million over the nine months ended December 31, 2006 to a balance of $4.8 million. This increase was primarily due to advances needed to cover our operating losses and certain capital expenditures. At the present time we are not in compliance with a provision of our loan agreement with our primary financial institution placing in jeopardy our ability to draw on our line of credit and allowing the bank to accelerate the timing for payments on portions of our long-term debt.

•

Equity decreased by $5.1 million over the nine months ended December 31, 2006 to a balance of $4 million primarily due to the large losses we have experienced.

Operations Review

Factors Affecting Future Operations

Our operating losses, as well as our historical negative operating cash flow, have been significant to date. We expect to have positive operating margins over time by improving operating efficiencies and increasing our customer base without significantly increasing related capital expenditures and other operating costs. A significant increase in marketing efforts was also commenced in our 2006 fiscal year. These marketing efforts created a substantial marketing pipeline of prospective customers which should result in significant new business over the next 12 months. Although the sales cycle in our industry is long, we are close to completing the cycle with many of these prospective customers. Combining the expected influx of new customers with significant efficiencies being added to our operational capacity should lead to positive cash flows and operational profits in the near future. However, it is difficult to predict with a high level of certainty the precise timetable for these system-wide modifications to restore our positive cash flows and profitability.

Revenues

We market and sell our products primarily in North America and Europe through our direct sales force. North American revenues were 74% and 80%, respectively, of total revenues for the first nine months of the 2007 and 2006 fiscal years. We derive our revenues primarily from customer support and related professional services, including training and consulting. Phone and Web-based agent-assisted support and services provide customers with live interaction with agents who possess the required level of expertise to address individual customer needs. We deliver these services using a variety of tools including computer telephony integration, interactive voice response and the Internet through agent-assisted and self-service channels. Our service agents provide a full range of customer care services including initial product information requests, customer retention initiatives and technical support inquiries for consumer and business customers. Service revenues contain variable fees for training and consulting that are billed to customers, as well as fixed fees for customer support and training. We typically recognize revenues as services are performed based on staffing hours or the number of contacts handled by service agents using contractual rates. Revenues for professional and consulting services are recognized as the services are performed. During the first nine months of the 2007 and 2006 fiscal years our three largest clients accounted for approximately 46% and 59%, respectively, of total revenues. In the first nine months of the 2007 fiscal year our three largest clients accounted for approximately 18%, 16% and 12% of total revenues.  In the first nine months of the 2006 fiscal year our three largest clients accounted for approximately 29%, 17% and 13% of total revenues.

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

Summary

At December 31, 2006, total assets were $20.0 million with $4.0 million of equity. Despite the challenges we face, our management believes prospects for future growth are positive with a solid base of prospective customers and the extensive cost-cutting initiatives previously discussed to bring expenses in line with our revenue expectations. Although our current quarter revenues declined from the prior year level, we expect to close deals with new customers in the next couple quarters to enhance our revenue base. We expect the combination of this expected positive revenue growth and our restructuring and cost cutting initiatives to make significant strides towards eliminating the substantial losses we have experienced in the last three quarters.

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

Analysis of Consolidated Statements of Operations

The following table sets forth the consolidated statement of operations data as a percentage of total revenues for each of the periods indicated:

	Three months ended December 31,		Nine months ended December 31,
	2006	2005	2006	2005

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	100.4%	76.5%	93.3%	78.9%

Gross Margin	(0.4)%	23.5%	6.7%	21.1%

Product Development	—	0.1%	—	0.2%
Selling, General & Administrative	18.0%	14.7%	17.6%	17.2%
Depreciation	4.6%	3.3%	4.1%	4.1%
Amortization	1.1%	0.6%	1.0%	0.7 6%
Provision for Doubtful Accounts	0.3%	0.0%	1.3%	(0.5)%
Restructuring Charge	—	—	—	1.4%
Stock-based compensation	—	0.2%	—	(0.1)%

Total Operating Expenses	24.0%	18.9%	24.0%	22.9%

Operating Income (Loss)	(24.4%)	4.6%	(17.3)%	(1.7)%

Other Income (Expenses)	(1.0%)	0.1%	(0.8)%	(0.2)%

Net Income (Loss) Before Taxes	(25.4)%	4.7%	(18.1)%	(1.9)%
Income Tax Benefit (Expense)	0.0%	0.0%	0.1%	(0.0)%

Net Income (Loss)	(25.4)%	4.7%	(18.0)%	(1.9)%

Three Months Ended December 31, 2006 and 2005

The comparison of our performance during the third quarters of the 2007 and 2006 fiscal years is as follows:

Revenues

Total revenues decreased 16.9% to $12.5 million in the third quarter of fiscal 2007 from $15.0 million in the third quarter of fiscal 2006. Of this decrease, $0.4 million was attributable to a net decrease in business volume from new customers, while $2.1 million was attributable to a net decrease in business volume from existing customers. A significant amount of this decrease in revenue is due to the termination of service with a large customer and the loss of another existing customer due to its bankruptcy.

Cost of Sales

Cost of Sales increased 9.1% to $12.6 million in the third quarter of fiscal 2007 from $11.5 million in the third quarter of fiscal 2006. The increase in cost of sales was driven by higher agent wages, certain over-staffing situations to retain personnel in anticipation of fourth quarter revenue growth, declining training reimbursements, and underutilization of facilities resulting from the declining revenues in the third quarter discussed above. Cost of sales as a percentage of revenue was 100.4% and 76.5% for the quarters ended December 31, 2006 and 2005, respectively.

Operating Expenses

Selling, General and Administrative Expenses.   Our selling, general and administrative expenses increased by $48,000, or 2.2%, during the third quarter of the 2007 fiscal year when compared to the same quarter in the 2006 fiscal year. The increase was primarily due to slightly higher personnel levels in corporate administration and increases in professional fees and consulting projects. As a percentage of revenue, selling general and administrative expenses were 18.0% of revenue during the current quarter, compared with 14.7% of revenue during the third quarter of the 2006 fiscal year.

Provision for doubtful accounts. Our provision for doubtful accounts was $34,000 during the third quarter of the 2007 fiscal year when compared to $0 during the same quarter in the 2006 fiscal year.

Amortization of intangible assets. Our amortization expense increased by $45,000 or 49.6% during the quarter ended December 31, 2006 when compared to the same quarter in the 2006 fiscal year. This expense results from the amortization of intangible assets which were acquired from Xtrasource, Inc. during fiscal 2005. Due to better-than-expected operating results from the acquired business, the carrying value of the intangible assets was increased in the third quarter of fiscal 2006 by $1,039,000. This increase in the carrying value of the intangible assets is the reason for the substantially higher amortization expense in the quarter ended December 31, 2006 when compared with the similar quarter in the 2006 fiscal year.

Stock-Based Compensation. During the third quarters of our 2007 and 2006 fiscal years we recognized $39,000 and $28,000, respectively, of non-cash share-based compensation expense under the provisions of SFAS 123R. The increase is primarily due to new options issued in the fiscal 2007 third quarter to a key employee and to members of the board of directors. This share-based payment expense was included on our consolidated statements of operations as a non-cash compensation cost in the same line item as cash compensation for comparable employees.  We adopted SFAS 123R on October 1, 2005 using the modified prospective method outlined in SFAS 123R. Under the modified prospective method there is no restatement of prior-period Financial Statements. Prior to the third quarter of the 2006 fiscal year we accounted for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

Other income (expense), net

Other income (expense), net consists primarily of interest expense on long-term debt and capital leases. During the third quarter of fiscal 2007 interest expense increased by $1 20 ,000 compared to the third quarter of fiscal 2006.  The increase was mainly due to the substantial increase in the current portion of our long-term debt in the first nine months of the current fiscal year. As a percentage of revenue, other income (expense) was 1.0% and 0.06% of revenue for the quarters ended December 31, 2006 and 2005, respectively.

Nine Months Ended December 31, 2006 and 2005

 The comparison of our performance during the first nine months of the 2007 and 2006 fiscal years is as follows:

Revenues

Total revenues increased 22.1% to $40.9 million in the first nine months of fiscal 2007 from $33.5 million in the first nine months of fiscal 2006. Of this increase, $1.7 million was attributable to new customers, while $5.7 million was attributable to a net increase in business volume from existing customers. A significant amount of this increase was generated with a large customer for whom services were terminated effective September 30, 2006.

Cost of Sales

Cost of Sales increased 44.5% to $38.2 million in the first nine months of fiscal 2007 from $26.4 million in the first nine months of fiscal 2006. The increase in cost of sales is a result of certain over-staffing situations to retain personnel in anticipation of 4th quarter revenue growth, loss of training reimbursements, underutilization of facilities, and higher agent wages. Cost of sales as a percentage of revenue was 93.3% and 78.9% for the first nine months of fiscal 2007 and 2006, respectively.

Operating Expenses

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased by $1,431,000, or 24.9%, during the first nine months of the 2007 fiscal year when compared to the same period in the 2006 fiscal year. The increase was mainly due to the larger facility and operational staff required by the expanding revenue base, the planned increase in sales and marketing activities to drive these revenue increases, and the significant growth in the levels of professional fees and other outside services. As a percentage of revenue, selling, general and administrative expenses were 17.6% compared to 17.2% of revenue for the nine months ended December 31, 2006 and 2005, respectively.

Provision for doubtful accounts. During the first nine months of the 2007 fiscal year we experienced a significant increase in our provisions for doubtful accounts to a level of $532,000 which includes a one-time increase of $498,000 (2% of revenues) for an account receivable from U.S. Digital Television (“USDTV”) for services rendered primarily during the current nine month period.  Additionally, we did not receive timely payment of a $400,000 note due June 30, 2006 from USDTV, for which we had established a reserve of $400,000 in prior periods.  USDTV filed for Chapter 7 bankruptcy protection on July 6, 2006 after failing to raise an expected new round of capital. In the first nine months of the 2006 fiscal year we recognized an offset to this provision of approximately $182,000 due to the collection of an amount from USDTV for which we had previously reserved the full receivable balance.

Amortization of intangible assets. Amortization expense increased by $180,000 or 79.3% during the first nine months of fiscal 2007 compared to the same period in fiscal 2006. This expense results from the amortization of intangible assets which were acquired from Xtrasource, Inc. during fiscal 2005. Due to better-than-expected operating results from the acquired business, the carrying value of the intangible assets was increased in the third quarter of fiscal 2006 by $1,039,000. This increase in the carrying value of the intangible assets is the reason for the substantial increase in amortization expense in the nine months ended December 31, 2006 when compared with the first nine months of fiscal 2006.

Restructuring charge. In January 2005 we approved a plan to consolidate our Utah contact centers into a single combined center. This restructuring, which took place primarily during the 2006 fiscal year, resulted in $477,000 (1.4% of revenues) of restructuring charges in the 2006 fiscal year with no comparable event in the first nine months of our 2007 fiscal year.

Stock-Based Compensation. During the first nine months of our 2007 fiscal year we recognized $68,000 of non-cash share-based compensation expense under the provisions of SFAS 123R. This share-based payment expense was included on our consolidated statements of operations as a non-cash compensation cost in the same line item as cash compensation for comparable employees.  We adopted SFAS 123R in the third quarter of our 2006 fiscal year using the modified prospective method outlined in SFAS 123R. During this first quarter of adoption we recognized $28,000 of stock-based compensation under the under the modified prospective method. There is no restatement of prior-period Financial Statements allowed under the provisions of SFAS 123R. During the first two quarters of the 2006 fiscal year we recognized a $69,000 stock-based benefit in our statement of operations under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Due to the volatility in the price of our common stock we felt the early adoption of SFAS 123R would minimize the impact of our stock price on our operating results.

Other income (expense), net

Other income (expense), net consists primarily of interest expense on long-term debt and capital leases. During the first nine months of the 2007 fiscal year interest expense increased by $267,000 or 573%, when compared to the first nine months of the 2006 fiscal year.  The increase was mainly due to the increase in debt in the first nine months of the current fiscal year. As a percentage of revenue, other income (expense) was 0.8% and 0.1% of revenue for the nine months ended December 31, 2006 and 2005, respectively.

Income tax benefit (expense)

Our operations are located in multiple tax jurisdictions and may require the payment of income taxes in specific jurisdictions. Income tax benefit for the nine-month period ended December 31, 2006 included $25,000 for the amortization of the deferred tax liability accrued as part of the purchase price adjustment for the acquired entity. The income tax expense of $15,000 recorded in the first nine months of the 2006 fiscal year related to net income generated in our European operations.

Liquidity and Capital Resources

Our net loss in the first nine months of our 2007 fiscal year was $7.4 million, which exceeded by $6.8 million the net loss of $0.6 million we had in the first nine months of our 2006 fiscal year. As a direct result of these losses, our cash balances declined by $2.6 million from the March 31, 2006 level of $4.5 million, to a balance of $1.9 million as of December 31, 2006.  In light of these losses and their affect on our cash, substantial cost-cutting measures were adopted recently to bring down our costs well below the levels sought for in the cuts adopted in the 2nd and 3rd quarters of the current fiscal year.  We believe these measures improve our chances of returning to profitability in the near future.

In December 2006, we completed the offering of 3,000 shares of our 12% Series B Preferred Stock for total net cash proceeds, after estimated expenses, of $2.9 million (excluding $0.3 million transaction fee payable with common stock). The net proceeds from this offering are being used to reduce outstanding accounts payable and for general corporate purposes.

While the plans outlined above position Sento to recover from the current financial setbacks, some issues and uncertainty still remain. As a company, we understand that to survive and proliferate in a highly competitive business environment we must improve:

•

Our financial solvency,

•

The company's ability (and relative flexibility and efficiency) to create cash from its continuing operations, and

•

The company's financial strength and ability to raise funds when faced with unplanned cash short-falls.

Over the past nine months our solvency level has diminished significantly putting us in a long-term position of jeopardy if the root causes to this financial decline are not resolved. The changes to the company's operations and capital structure discussed in this report are an important step in the process of returning the company to a positive cash flow over the next 12 months. The aforementioned plans should also improve our ability to service our long-term debt.

Historically, we have satisfied our cash requirements primarily through private placements of convertible preferred stock and common stock and debt borrowings along with cash flow from operations during profitable quarters. Our ability to continue as a business in our present form is largely dependent on our ability to generate additional revenues, properly execute our cost savings measures to improve operating margins, negotiate revised terms on our borrowings with our primary financial institution, and raise additional capital as needed through debt or equity funding. We believe we have the ability to do so and plan to fund the remainder of our fiscal 2007 operations through operating revenues, existing cash balances, availability under our line of credit, and proceeds from supplemental financing efforts pursued by management as necessary.

Summary of Cash Flow Activities

Working capital at December 31, 2006 was a negative $844,000 which was less than the March 31, 2006 working capital level of $5,824,000 by $6,668,000. The primary reasons for this decline are discussed in the Operating Activities heading below.

The following is a summarization of our consolidated statements of cash flows and a discussion of significant items within the statements:

	Nine Months Ended December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(7,369)	$(646)
Add: Depreciation and amortization	2,104	1,587
(Increase) decrease in receivables	3	(4,284)
Increase (decrease) in accounts payable	346	1,097
Other	441	1,157
Net cash provided by (used in) operating activities	(4,475)	(1,089)

Cash flows used in investing activities:
Purchase of property and equipment	(1,942)	(1,987)
Net cash used by investing activities	(1,942)	(1,987)

Cash flows from financing activities:
Principal payments of long-term debt, capital leases and credit line	(12,108)	(1,119)
Proceeds from issuance of long-term debt, capital leases and credit line	12,813	2,000
Repurchase of common stock	—	(56)
Proceeds from issuance of redeemable preferred stock	2,606
Proceeds from exercise of stock options, warrants and employee stock purchases	388	154
Net cash provided by (used in) financing activities	3,699	979
Effect of foreign currency translations	94	(51)
Net decrease in cash	(2,624)	(2,148)
Cash and cash equivalents at the beginning of period	4,499	5,698
Cash and cash equivalents at the end of period	$1,875	$3,550

Operating Activities

Net cash flow from operating activities was a negative $4.5 million for the first nine months of fiscal 2007 compared to a negative $1.1 million for the first nine months of the 2006 fiscal year. The sharp increase in net cash used by operating activities of $3.4 million in the first nine months of fiscal 2007 was principally the result of our net loss of $7.4 million which was offset by increases in accounts payable and accrued salaries of $0.3 million, depreciation and amortization of $2.1 million, and other items of $0.4 million. The increase in net cash used by operating activities in the first nine months of fiscal 2006 was principally the result of our net loss of $0.6 million and an increase in accounts receivable of $4.3 million which was offset by increases in accounts payable and accrued salaries of $1.1 million, depreciation and amortization of $1.6 million, and other items of $1.2 million.

Investing Activities

Net cash used in investing activities of $1.9 and $2.0 million for the nine months ended December 31, 2006 and 2005, respectively, resulted from purchases of property, plant and equipment. Our current plans indicate a significant reduction in the amount of capital expenditure needed over the next 12 months and we expect our traditional leasing partners will be able to finance the majority of these capital expenditures.

Financing Activities

Net cash provided by financing activities of $3.7 million for the nine months ended December 31, 2006 resulted from net proceeds of debt issuance of $0.7 million, proceeds from the issuance of redeemable preferred stock of $2.6 million, and the exercise of stock options and employee stock purchases of $0.4 million. Net cash provided by financing activities of $1.0 million for the nine months ended December 31, 2005 resulted primarily from net proceeds of debt issuance of $0.9 million and the exercise of stock options and employee stock purchases of $0.2 million.

Summary of Future Cash Requirements

Significant future cash uses, in addition to operational working capital requirements, are currently expected to consist primarily of debt service payments on outstanding long-term debt and certain capital expenditures.  Substantial measures have also been put in place by us to streamline our costs. We believe these cost containment measures improve our chances of achieving profitability over the longer term. As solid revenue enhancement and cost-cutting measures are now in place we expect to begin reducing the operating losses in the near term. The combination of these measures with our current cash balances and the additional debt and equity financing we are actively pursuing should be sufficient to meet our working capital and certain capital expenditure requirements through December 31, 2007.

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

Contractual Obligations

As of December 31, 2006, we were obligated to make cash payments in connection with our capital leases, operating leases and debt payments. The effect of these obligations and commitments on our liquidity and cash flows in future periods is listed below. All of these arrangements require cash payments over varying periods of time. Balances for our significant contractual obligations as of December 31, 2006 are listed below (in thousands):

	Payments Due by Fiscal Year
Contractual Obligations:	Under 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Long Term Debt (principal only) (1)	$2,796	$809	$-	$-	$3,605
Capital Leases	386	655	140	-	1,181
Operating Leases	3,217	4,776	1,998	106	10,097
Less: subleases	(47)	(39)	-	-	(86)
Total Contractual Cash Obligations	$6,352	$6,201	$2,138	$106	$14,797

(1)    Our long-term debt carries interest rates of 7.4% to 11.75%.

Seasonality

Our operating results have historically been affected by the seasonal variances experienced by some of our significant clients.  Historically, our third and fourth quarters have been favorably affected by a significant increase in service requests received from our support of certain clients’ products, and our first two fiscal quarters have had somewhat lower revenue and often been unprofitable.  Going forward, our marketing efforts have as one of their strategies the attempt to bring on clients without such seasonal fluctuations to smooth out these seasonal variances.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

We provide customer contact solutions for companies located around the world. Generally, sales are denominated in the local currency of our customers. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. To date, the effect of changes in foreign currency exchange rates on our revenues and operating expenses has not been material. However, this could change in the future if the percentage of our international sales continues to grow. We do not currently use derivative instruments to hedge against foreign exchange risk. As such, we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S. dollar and the Euro. We manage exposure to variability in foreign currency exchange rates primarily due to the fact that liabilities and assets, as well as revenues and expenses, are denominated in the local currency. However, different durations in our funding obligations and assets may expose us to the risk of foreign exchange rate fluctuations. We have not entered into any derivative instrument transactions to manage this risk. Based on our overall foreign currency rate exposure at December 31, 2006, we do not believe that changes in foreign currency rates will have a materially adverse impact on our financial condition or results of operations.

We also have exposure to market risk for changes in interest rates related primarily to our long-term debt. We do not feel that interest rate fluctuations will have a material impact on our financial position or results of operations in the 2007 fiscal year.

Item 4.

Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) of the effectiveness of our disclosure controls and procedures, as of December 31, 2006. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Our management, including our CEO and CFO, also supervised and participated in an evaluation of any changes in internal controls as of the end of the period covered by this report and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  Based on that evaluation, our executive management, including our CEO and our CFO, concluded that there had been no changes to our internal controls that would have had a material affect over the financial reporting for the quarter ended December 31, 2006.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

In addition to factors discussed elsewhere in this Report, the following are important risks which could adversely affect our future results.  We have updated the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the Year Ended March 31, 2006 (our “Annual Report”),  filed with the Securities and Exchange Commission, as set forth below. Included in the risk factors listed below from our Annual Report are the following additional items which are new or substantially amended from the Annual Report. These new or amended items have statement headings of:

•

“We have a history of losses and may continue to experience losses. Additionally, our cash resources and ability to borrow under our Amended Loan and Security Agreement may not be adequate to fund our operations.”

•

“The redeemable preferred stock and warrants issued in the third quarter of our current fiscal year may have an adverse impact on the market value of our common stock.”

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

We have experienced net losses in five of our last seven fiscal years including the fiscal year ended March 31, 2006. We had an accumulated deficit of ($19.8) million as of December 31, 2006. We cannot provide any assurances that we will be able to consistently maintain profitable operations. We may incur losses in future periods, particularly if we lose clients, are unable to attract and retain new clients, are unable to reduce costs sufficiently to provide adequate operating margins or do not properly utilize our resources.

However, based on current assessments, we believe we have adequate funding in place or available in the capital market to execute our business plan over the next twelve months and to support our market development efforts and other operational needs.  As needed, we intend to raise additional capital in a number of ways, including the issuance of debt or equity. If we are able to borrow funds, we likely will be obligated to make periodic interest or other debt service payments, and the terms of this debt may impose burdensome restrictions on our ability to operate our business. Proceeds coming from any equity-based offerings could be dilutive to our shareholders.

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

These objectives are not completely within our control. Additionally, the amended agreements amended agreements we reached recently with our primary financial institution include certain restrictive covenants related to tangible net worth or debt service and quick ratio levels required of us and contains a subjective default acceleration clause which allows the bank to accelerate payments required under the agreement if the bank determines there is a material impairment in our collateral, operations or repayment prospects. At December 31, 2006 we were not in compliance with these covenants. As a result, the bank could elect to stop making further advances under the line of credit and could accelerate payments required under the agreement. These advances, and the related term financing, are necessary to supplement the cash flow from our operational activities which could force us to make operational changes affecting the long-term direction of the company in an adverse fashion. There is no absolute assurance the bank will allow a modification to the Amended Agreements which could have a materially negative impact on our liquidity.

Based on the foregoing analysis, our cash flow may not be adequate, requiring us to seek additional financing through the sale of debt or equity securities. These financing efforts could cause our current stockholders to suffer dilution in their percentage ownership of common stock. Additionally, due to our history of significant losses, we are not certain as to our ability to raise additional capital in the future or under what terms capital would be available. If we are unable to raise capital on terms and conditions that are favorable to us, our business could be negatively affected, which could cause our stock price to decline. Specifically, if we are not successful in raising capital, we will have to take various actions that may include, but not be limited to, a reduction in our expenditures for current as well as new market development initiatives and further reductions in our overhead expenses. These actions, should they become necessary, could result in a significant reduction in the size of our operations.

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

The redeemable preferred stock and warrants issued in the third quarter of our current fiscal year may have an adverse impact on the market value of our common stock.

In December 2006 the Company completed a private placement of 3,000 shares of Series B Redeemable Preferred Stock (“Series B”) to certain institutional and private investors.  The sale of common stock issuable upon conversion of the Series B shares and upon exercise of the warrants issued in connection with our December 2006 Series B transaction, or even the possibility of their sale, may adversely affect the trading market for our common stock and adversely affect the prevailing market price of our common stock.

The existence of rights under Series B shares and warrants to acquire our common stock at fixed prices may prove a hindrance to our efforts to raise future equity and debt funding, and the exercise of such rights will dilute the percentage ownership interest of our stockholders and may dilute the value of their ownership.

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

Volatile economic conditions have adversely affected our operations and financial results. The current low unemployment rate has caused wage inflation and has made attracting talented personnel more difficult. Also, in certain sectors serviced by us in recent years, economic slowdowns have caused us to lose some clients and resulted in increased pricing pressures and lower call volumes from some existing clients. These economic conditions may continue to limit our ability to retain existing clients as well as attract key personnel and new clients. The slower economy may also result in excess capacity to service call volumes. A substantial percentage of our expenses are attributable to labor costs associated with staffing Customer Contact Solutions Centers, which we may not be able to significantly reduce on short notice in order to compensate for unexpected shortfalls in call volumes. We cannot forecast future fluctuations in economic conditions, and our operations and financial results may be materially and adversely affected by economic volatility.

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

During the third quarter of our current fiscal year we terminated services with our largest client due to lower than expected margins for this client. This client accounted for 0% and 12% of our revenues for the three and nine month periods ended December 31, 2006, respectively. Our three remaining largest clients accounted for approximately 19%, 16% and 11% of our revenues for the three months ended December 31, 2006. Our three remaining largest clients accounted for approximately 18%, 16% and 9% of our revenues for the nine months ended December 31, 2006.

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

Market volatility and fluctuations in our stock price and trading volume may cause sudden decreases in the value of an investment in our common stock. Also, the price of a share of the Company's common stock could fall below the level required by the Company's listing agreement with the NASDAQ Stock Market.

The market price of our common stock has historically been, and we expect it to continue to be, volatile. This price has ranged between $1.91 and $10.35 during the 39 months ended December 31, 2006. The market for our common stock has, from time-to-time, experienced extreme price and volume fluctuations, which have sometimes appeared to be unrelated to our operating performance. Our stock price has also been affected by our public announcements regarding things such as quarterly earnings, changes in clients, financial or operating condition of our clients, our ability to obtain financing and the status of existing or proposed corporate partnerships. Consequently, events both within and beyond our control may cause shares of our common stock to lose their value rapidly. If the price of a share of the Company's common stock were to fall below $1.00 for a period of thirty (30) days, the Company would be in violation of its listing agreement with NASDAQ and the Company's stock would be de - listed, resulting in a further reduction in the liquidity of an investment in the Company's common stock.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On December 12, 2006, we sold 3,000 units of securities at a price of $1,000 per unit with each unit comprised of 1 share of our newly designated Series “B” Preferred Stock (“Series B”) and warrants to purchase 300 shares of our common stock (collectively the “Offering”).  We raised a total of approximately $2.9 million after offering costs (excluding $0.3 million of transaction fees payable in our common stock).  The exercise price for the warrants is $2.54 per share and the warrants can be exercised anytime from December 22, 2006 through December 21, 2016.  The Series B shares can convert into shares of our common stock under certain circumstances at a conversion price of $2.093 per share. (“Conversion Price”).  The Series B shares have the right to receive semi-annual cumulative dividends in the amount of $58.55 per share that may be paid in cash or, at our election, in additional Series B shares.  The Series B shares have a liquidation preference equal to the sales price for the shares plus any accrued but unpaid dividends (the “Liquidation Preference”).  The Series B shareholders have a redemption right on the third anniversary of the Original Issuance Date at a purchase price equal to 115% of the then effective Liquidation Preference.  In conjunction with the Series B funding, we will be issuing 119,446 shares of our common stock for the transaction fee due under an advisory agreement.  The net proceeds from the Offering will be used to reduce outstanding accounts payable and support ongoing working capital needs.

The Series B transaction was the result of arm’s length negotiations with accredited investors who were provided with our business and financial information, including copies of our periodic reports as filed with the Securities and Exchange Commission, and who were provided the opportunity to ask questions directly of our executive officers.  The investors included our former President and Chief Executive Officer, Chief Operating Officer and the former Chairman of our Audit Committee.  Such affiliates purchased stock on the same terms at which the Series B shares were sold to unrelated parties and such transactions were approved unanimously by the disinterested directors.  The securities purchased were restricted securities taken for investment.  Certificates for all shares issued bore a restrictive legend conspicuously on their face and stop-transfer instructions were noted respecting such certificates on our stock transfer records.  The Series B transaction was effected in reliance on the exemption from registration provided in Section 4(2) of the Securities Act of 1933 as transactions not involving any public offering and in compliance with Rule 506 of Regulation D promulgated thereunder.

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

SENTO CORPORATION

    (Registrant)

Date:  February 20, 2007

By  /s/ Kim A. Cooper

Kim A. Cooper, President and Chief Executive Officer

Date:  February 20, 2007

By  /s/ Brian Maloy

Brian Maloy, Chief Financial Officer